Form 10-Q
period 2008-06-30
CITIGROUP EMERGING CTA PORTFOLIO LP
filed 2008-08-14
CIK 1269190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2008

OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 0-53211

CITIGROUP EMERGING CTA PORTFOLIO L.P.

(Exact name of registrant as specified in its charter)

New York	04-3768983

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.	)

c/o Citigroup Managed Futures LLC
731 Lexington Avenue – 25th Fl.
New York, New York 10022
(Address of principal executive offices) (Zip Code)

(212) 559-2011
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer X	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    No X

As of July 31, 2008, 117,212.0755 Limited Partnership Redeemable Units were outstanding.

CITIGROUP EMERGING CTA PORTFOLIO L.P.

FORM 10-Q

INDEX

		Page
		Number

PART I - Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at June 30, 2008 and December 31, 2007 (unaudited)	3
	Schedules of Investments at June 30, 2008 and December 31, 2007 (unaudited)	4 – 5
	Statements of Income and Expenses and Partners’ Capital for the three and six months ended June 30, 2008 and 2007 (unaudited)	6
	Statements of Cash Flows for the three and six months ended June 30, 2008 and 2007 (unaudited)	7
	Notes to Financial Statements (unaudited)	8 – 14
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15 – 18
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19 – 21
Item 4.	Controls and Procedures	22
PART II - Other Information		23 – 25

PART I

Item 1. Financial Statements

Citigroup Emerging CTA Portfolio L.P.
Statements of Financial Condition
(Unaudited)

	June 30,	December 31,
	2008	2007

Assets:
Investment in Partnerships, at fair value	$54,574,588	$49,148,276
Equity in commodity futures trading account:
Cash (restricted $14,648,168 and $6,001,767 in 2008 and 2007, respectively)	116,666,634	91,366,880
Net unrealized appreciation on open futures contracts	2,572,006	768,934
Unrealized appreciation on open forward contracts	4,348,175	—
Commodity options owned, at fair value (cost $1,006,900 and $0 in 2008 and 2007, respectively)	1,723,126	—

	179,884,529	141,284,090
Distribution receivable	68,687	123,175
Interest receivable	172,589	229,609

Total assets	$180,125,805	$141,636,874

Liabilities and Partners’ Capital:
Liabilities:
Unrealized depreciation on open forward contracts	$5,489,354	$—
Commodity options written, at fair value (premium $930,850 and $0 in 2008 and 2007, respectively)	590,136	—
Accrued expenses:
Brokerage commissions	507,572	397,113
Management fees	289,151	226,201
Administrative fees	72,289	56,550
Incentive fees	1,688,543	340,069
General Partner incentive fees	1,033,241	166,156
Other	30,494	35,699
Redemptions payable	6,785,089	1,481,282

Total liabilities	16,485,869	2,703,070

Partners’ Capital:
General Partner, 129.0000 Unit equivalents outstanding in 2008 and 2007, respectively	182,771	162,796
Limited Partners, 115,367.8842 and 109,962.8591 Redeemable Units of Limited Partnership Interest outstanding in 2008 and 2007, respectively	163,457,165	138,771,008

Total partners’ capital	163,639,936	138,933,804

Total liabilities and partners’ capital	$180,125,805	$141,636,874

See accompanying notes to financial statements.

Citigroup Emerging CTA Portfolio L.P.
Schedule of Investments
June 30, 2008
(Unaudited)

		% of Partners’
	Fair Value	Capital

Futures Contracts Purchased
Currencies	$178,758	0.11%
Energy	1,236,051	0.75
Grains	790,097	0.48
Indices	(30,014)	(0.02)
Interest Rates U.S	340,925	0.21
Interest Rates Non-U.S	(16,671)	(0.01)
Livestock	(21,440)	(0.01)
Metals	76,070	0.05
Softs	528,317	0.32

Total futures contracts purchased	3,082,093	1.88

Futures Contracts Sold
Currencies	747	0.00 *
Energy	(760,733)	(0.46)
Grains	(648,700)	(0.40)
Indices	964,652	0.59
Interest Rates U.S	(130,552)	(0.08)
Interest Rates Non-U.S	64,079	0.04
Livestock	720	0.00 *
Metals	(300)	0.00 *

Total futures contracts sold	(510,087)	(0.31)

Unrealized Appreciation on Open Forward Contracts
Currencies	2,401,104	1.47
Metals	1,947,071	1.19

Total unrealized appreciation on open forward contracts	4,348,175	2.66

Unrealized Depreciation on Open Forward Contracts
Currencies	(3,668,068)	(2.24)
Metals	(1,821,286)	(1.11)

Total unrealized depreciation on open forward contracts	(5,489,354)	(3.35)

Options Owned
Energy	1,723,126	1.05

Options Written
Energy	(590,136)	(0.36)

Investment in Partnerships
CMF Altis Partners Master Fund LP	35,744,334	21.84
CMF Avant Master Fund LP	18,830,254	11.51

Total investment in Partnerships	54,574,588	33.35

Total fair value	$57,138,405	34.92%

*	Due to rounding.

See accompanying notes to financial statements.

Citigroup Emerging CTA Portfolio L.P.
Schedule of Investments
December 31, 2007
(Unaudited)

		% of Partners’
	Fair Value	Capital

Futures Contracts Purchased
Currencies	$(86,912)	(0.06)%
Energy	180,317	0.13
Grains	338,467	0.24
Indices	(200,924)	(0.14)
Interest Rates U.S	81,347	0.06
Interest Rates Non-U.S	12,250	0.01
Metals	129,384	0.09
Softs	136,696	0.10

Total futures contracts purchased	590,625	0.43

Futures Contracts Sold
Currencies	(36,451)	(0.03)
Energy	(11,570)	(0.01)
Grains	10,650	0.01
Indices	72,037	0.05
Interest Rates Non-U.S	146,485	0.10
Livestock	22,850	0.02
Metals	(5,967)	(0.00)*
Softs	(19,725)	(0.01)

Total futures contracts sold	178,309	0.13

Investment in Partnerships
CMF Altis Partners Master Fund LP	27,651,093	19.90
CMF Avant Master Fund LP	21,497,183	15.47

Total investment in Partnerships	49,148,276	35.37

Total fair value	$49,917,210	35.93

*	Due to rounding.

See accompanying notes to financial statements.

Citigroup Emerging CTA Portfolio L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Income:
Net gains (losses) on trading of commodity interests and investment in Partnerships:
Net realized gains (losses) on closed positions	$732,660	$9,645,551	$9,036,819	$9,285,803
Change in net unrealized gains (losses) on open positions and investment in Partnerships	12,580,514	5,426,028	16,860,275	3,067,628

Gain (loss) from trading, net	13,313,174	15,071,579	25,897,094	12,353,431
Interest income	405,509	871,688	940,386	1,589,783

Total income (loss)	13,718,683	15,943,267	26,837,480	13,943,214

Expenses:
Brokerage commissions including clearing fees of $66,935, $82,148, $117,945 and $151,747, respectively	1,495,158	1,111,139	2,835,964	1,986,565
Management fees	782,933	591,456	1,510,984	1,053,118
Administrative fees	201,211	147,862	383,225	263,278
Incentive fees	1,688,543	1,360,676	2,725,081	1,360,676
General Partner incentive fees	531,307	406,307	1,033,241	406,307
Other	48,443	17,173	84,269	34,200

Total expenses	4,747,595	3,634,613	8,572,764	5,104,144

Net income (loss)	8,971,088	12,308,654	18,264,716	8,839,070
Additions — Limited Partners	11,460,000	24,995,000	22,531,000	44,355,000
Redemptions — Limited Partners	(9,609,507)	(9,974,913)	(16,089,584)	(11,604,036)

Net increase (decrease) in Partners’ Capital	10,821,581	27,328,741	24,706,132	41,590,034
Partners’ Capital, beginning of period	152,818,355	95,773,052	138,933,804	81,511,759

Partners’ Capital, end of period	$163,639,936	$123,101,793	$163,639,936	$123,101,793

Net Asset Value per Unit (115,496.8842 and 95,393.0674 Units outstanding at June 30, 2008 and 2007, respectively)	$1,416.83	$1,290.47	$1,416.83	$1,290.47

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$75.04	$131.06	$154.85	$91.13

See accompanying notes to financial statements.

Citigroup Emerging CTA Portfolio L.P.
Statements of Cash Flows
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Cash flows from operating activities:
Net income (loss)	$8,971,088	$12,308,654	$18,264,716	$8,839,070
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Purchases of investment in Partnerships	(2,695,000)	(7,316,750)	(2,695,000)	(17,961,262)
Proceeds from sale of investment in Partnerships	11,414,030	1,315,229	12,464,618	3,419,564
Net change in unrealized (appreciation) depreciation on investment in Partnerships	(10,356,992)	(4,880,630)	(15,195,930)	(3,806,786)
(Increase) decrease in restricted cash	(7,537,011)	790,458	(8,646,401)	887,831
(Increase) decrease in net unrealized appreciation on open futures contracts	(2,204,100)	(545,398)	(1,803,072)	524,123
(Increase) decrease in unrealized appreciation on open forward contracts	(3,727,801)	—	(4,348,175)	439,442
(Increase) decrease in commodity options owned, at fair value	(1,723,126)	—	(1,723,126)	—
(Increase) decrease in distribution receivable	(9,566)	—	54,488	—
(Increase) decrease in interest receivable	(51,416)	(42,228)	57,020	(82,963)
Increase (decrease) in unrealized depreciation on open forward contracts	4,774,885	—	5,489,354	(224,407)
Increase (decrease) in commodity options written, at fair value	590,136	—	590,136	—
Accrued expenses:
Increase (decrease) in brokerage commissions	79,197	96,778	110,459	132,804
Increase (decrease) in management fees	45,183	55,131	62,950	75,646
Increase (decrease) in administrative fees	11,297	13,783	15,739	18,912
Increase (decrease) in incentive fees	652,005	1,360,676	1,348,474	1,098,248
Increase (decrease) in General Partner incentive fees	531,306	406,307	867,085	272,347
Increase (decrease) in other	(32,003)	5,736	(5,205)	11,189

Net cash provided by (used in) operating activities	(1,267,888)	3,567,746	4,908,130	(6,356,242)

Cash flows from financing activities:
Proceeds from additions — Limited Partners	11,460,000	24,995,000	22,531,000	44,355,000
Payments for redemptions — Limited Partners	(6,074,628)	(6,061,199)	(10,785,777)	(9,270,830)

Net cash provided by (used in) financing activities	5,385,372	18,933,801	11,745,223	35,084,170

Net change in unrestricted cash	4,117,484	22,501,547	16,653,353	28,727,928
Unrestricted cash, at beginning of period	97,900,982	50,441,768	85,365,113	44,215,387

Unrestricted cash, at end of period	$102,018,466	$72,943,315	$102,018,466	$72,943,315

Non-cash financing activities:
Change in redemptions payable	$3,534,879	$—	$5,303,807	$—

See accompanying notes to financial statements.

Citigroup Emerging CTA Portfolio L.P.
Notes to Financial Statements
June 30, 2008
(Unaudited)

1.	General:

Citigroup Emerging CTA Portfolio L.P. (the “Partnership”) is a limited partnership which was organized on July 7, 2003 under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk.

Between December 1, 2003 (commencement of the offering period) and August 5, 2004, 20,872 redeemable units of Limited Partnership Interest (“Redeemable Units”) were sold at $1,000 per Redeemable Unit. The proceeds of the initial offering were held in an escrow account until August 6, 2004, at which time they were remitted to the Partnership for trading. The Partnership is authorized to sell 100,000 units and continues to offer Redeemable Units.

Citigroup Managed Futures LLC, a Delaware Limited Liability Company, is the Partnership’s general partner and commodity pool operator (the “General Partner”). The Partnership’s commodity broker is Citigroup Global Markets Inc. (“CGM”). CGM is an affiliate of the General Partner. The General Partner is wholly owned by Citigroup Global Markets Holdings Inc. (“CGMHI”), which is the sole owner of CGM. CGMHI is a wholly-owned subsidiary of Citigroup Inc. (“Citigroup”).

As of June 30, 2008, all trading decisions are made by its trading advisors either directly, through individually managed accounts, or indirectly, through investments in other collective investment vehicles.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at June 30, 2008 and December 31, 2007 and the results of its operations, changes in partners’ capital and cash flows for the three and six months ended June 30, 2008 and 2007. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-12G filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2007 filed on April 30, 2008 as amended on May 21, 2008.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Citigroup Emerging CTA Portfolio L.P.
Notes to Financial Statements
June 30, 2008
(Unaudited)

2.	Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and six months ended June 30, 2008 and 2007 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net realized and unrealized gains (losses)*	$99.14	$148.33	$195.70	$106.97
Interest income	3.43	9.29	8.03	18.61
Expenses**	(27.53)	(26.56)	(48.88)	(34.45)

Increase (decrease) for the period	75.04	131.06	154.85	91.13
Net Asset Value per Redeemable Unit, beginning of period	1,341.79	1,159.41	1,261.98	1,199.34

Net Asset Value per Redeemable Unit, end of period	$1,416.83	$1,290.47	$1,416.83	$1,290.47

*  Includes brokerage commissions.

** Excludes brokerage commissions.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Ratios to Average Net Assets:***
Net investment income (loss) before incentive fees****	(5.4)%	(3.7)%	(5.1)%	(3.5)%

Operating expense	6.5%	6.9%	6.3%	6.7%
Incentive fees	1.4%	1.6%	2.5%	1.8%

Total expenses	7.9%	8.5%	8.8%	8.5%

Total return:
Total return before incentive fees	7.0%	12.9%	14.8%	9.1%
Incentive fees	(1.4)%	(1.6)%	(2.5)%	(1.5)%

Total return after incentive fees	5.6%	11.3%	12.3%	7.6%

***  Annualized (other than incentive fees).

**** Interest income less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

3.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses and Partners’ Capital.

Citigroup Emerging CTA Portfolio L.P.
Notes to Financial Statements
June 30, 2008
(Unaudited)

The customer agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses on open futures positions.

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the six and twelve months ended June 30, 2008 and December 31, 2007, based on a monthly calculation, were $2,970,892 and $1,770,338, respectively. The fair values of these commodity interests, including options and swaps thereon, if applicable, at June 30, 2008 and December 31, 2007, were $2,563,817 and $768,934, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on other measures of fair values deemed appropriate by the General Partner.

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions.

4.	Fair Value Measurements:

Investments.  All commodity interests (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included in equity in commodity futures trading account. Any change in net unrealized gain or loss from the preceding period is reported in the Statements of Income and Expenses and Partners’ Capital.

Fair Value Measurements.  The Partnership adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

The Partnership considers prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investment in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. The Partnership did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

Citigroup Emerging CTA Portfolio L.P.
Notes to Financial Statements
June 30, 2008
(Unaudited)

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable Inputs
	6/30/2008	Assets (Level 1)	(Level 2)	(Level 3)

Assets
Futures	$2,572,006	$2,572,006	$—	$—
Forwards	4,348,175	—	4,348,175	—
Options owned	1,723,126	1,723,126	—	—
Investment in Partnerships	54,574,588	—	54,574,588	—

Total assets	63,217,895	4,295,132	58,922,763	—

Liabilities
Forwards	$5,489,354	$—	$5,489,354	$—
Options written	590,136	590,136	—	—

Total liabilities	6,079,490	590,136	5,489,354	—

Total fair value	$57,138,405	$3,704,996	$53,433,409	$—

5.	Investment in Partnerships:

On November 1, 2005, the assets allocated to Altis Partners Jersey Limited (“Altis”) for trading were invested in the CMF Altis Partners Master Fund L.P. (“Altis Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 4,898.1251 Units of Altis Master with cash equal to $4,196,275 and a contribution of open commodity futures and forward positions with a fair value of $701,851. Altis Master was formed to permit accounts managed now or in the future by Altis using the Global Futures Portfolio program, to invest together in one trading vehicle. The General Partner is also the general partner of Altis Master. Individual and pooled accounts currently managed by Altis, including the Partnership are permitted to be limited partners of Altis Master. The General Partner and Altis believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to investors as a result of investment in Altis Master are approximately the same and redemption rights are not affected.

On March 1, 2006 the assets allocated to Avant Capital Management L.P. (“Avant”) for trading were invested in the CMF Avant Master Fund L.P. (“Avant Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 8,177.1175 Units of Avant Master with cash equal to $6,827,887 and a contribution of open commodity futures and forwards positions with a fair value of $1,349,230. Avant Master was formed in order to permit accounts managed now or in the future by Avant using the Diversified Program, to invest together in one trading vehicle. The General Partner is also the general partner of Avant Master. Individual and pooled accounts currently managed by Avant, including the Partnership are permitted to be limited partners of Avant Master. The General Partner and Avant believe that trading through this structure should promote efficiency and economy in the trading process. Expenses to investors as a result of investment in Avant Master are approximately the same and redemption rights are not affected.

Altis Master’s and Avant Master’s (the “Funds”) trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. The Funds engage in such trading through commodity brokerage accounts maintained with CGM.

Citigroup Emerging CTA Portfolio L.P.
Notes to Financial Statements
June 30, 2008
(Unaudited)

A Limited Partner may withdraw all or part of its capital contribution and undistributed profits, if any, from the Funds in multiples of the Net Asset Value per Redeemable Unit of Limited Partnership Interest as of the last day of a month after a request for redemption has been made to the General Partner at least 3 days in advance of month-end.

Management, administrative and incentive fees are charged at the Partnership level. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees are borne by the Funds. All other fees, including CGM’s direct brokerage commission, are charged at the Partnership level.

At June 30, 2008 and December 31, 2007, the Partnership owned 36.0% and 38.3%, respectively, of Altis Master. At June 30, 2008 and December 31, 2007, the Partnership owned 30.8% and 34.3% of Avant Master. It is Altis’ and Avant’s intention to continue to invest the assets allocated to each by the Partnership in Altis Master and Avant Master, respectively. The performance of the Partnership is directly affected by the performance of the Funds.

Summarized information reflecting the Total Assets, Liabilities and Capital of the Funds are shown in the following tables.

	June 30, 2008
	Total Assets	Total Liabilities	Total Capital

Altis Master	$100,871,448	$1,585,246	$99,286,202
Avant Master	82,200,061	21,028,843	61,171,218

Total	$183,071,509	$22,614,089	$160,457,420

	December 31, 2007
	Total Assets	Total Liabilities	Total Capital

Altis Master	$73,353,710	$1,094,835	$72,258,875
Avant Master	66,335,555	3,664,226	62,671,329

Total	$139,689,265	$4,759,061	$134,930,204

Citigroup Emerging CTA Portfolio L.P.
Notes to Financial Statements
June 30, 2008
(Unaudited)

Summarized information reflecting the Partnership’s investments in, and the operations of, the Funds are as shown in the following tables.

	June 30, 2008
	% of		For the three months ended June 30, 2008
	Partnership’s	Fair	Income	Expenses		Net	Investment	Redemption
Investment	Net Assets	Value	(Loss)	Commissions	Other	Income (Loss)	Objective	Permitted

CMF Altis Partners Master Fund LP	21.84%	$35,744,334	$8,600,106	$12,704	$3,415	$8,583,987	Commodity Portfolio	Monthly
CMF Avant Master Fund LP	11.51%	18,830,254	1,799,637	12,600	4,466	1,782,571	Energy Markets	Monthly

Total		$54,574,588	$10,399,743	$25,304	$7,881	$10,366,558

	June 30, 2008
	% of		For the six months ended June 30, 2008
	Partnership’s	Fair	Income	Expenses		Net	Investment	Redemption
Investment	Net Assets	Value	(Loss)	Commissions	Other	Income (Loss)	Objective	Permitted

CMF Altis Partners Master Fund LP	21.84%	$35,744,334	$11,664,019	$31,355	$7,051	$11,625,613	Commodity Portfolio	Monthly
CMF Avant Master Fund LP	11.51%	18,830,254	3,551,113	27,042	8,242	3,515,829	Energy Markets	Monthly

Total		$54,574,588	$15,215,132	$58,397	$15,293	$15,141,442

	December 31, 2007
	% of		For the three months ended June 30, 2007
	Partnership’s	Fair	Income	Expenses		Net	Investment	Redemption
Investment	Net Assets	Value	(Loss)	Commissions	Other	Income (Loss)	Objective	Permitted

CMF Altis Partners Master Fund LP	19.90%	$27,651,093	$(448,947)	$23,354	$4,162	$(476,463)	Commodity Portfolio	Monthly
CMF Avant Master Fund LP	15.47%	21,497,183	5,373,704	13,143	3,468	5,357,093	Energy Markets	Monthly

Total		$49,148,276	$4,924,757	$36,497	$7,630	$4,880,630

	December 31, 2007
	% of		For the six months ended June 30, 2007
	Partnership’s	Fair	Income	Expenses		Net	Investment	Redemption
Investment	Net Assets	Value	(Loss)	Commissions	Other	Income (Loss)	Objective	Permitted

CMF Altis Partners Master Fund LP	19.90%	$27,651,093	$4,020,528	$30,580	$6,565	$3,983,383	Commodity Portfolio	Monthly
CMF Avant Master Fund LP	15.47%	21,497,183	(130,579)	37,324	8,694	(176,597)	Energy Markets	Monthly

Total		$49,148,276	$3,889,949	$67,904	$15,259	$3,806,786

6.	Financial Instrument Risks:

In the normal course of its business, the Partnership and the Funds are party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments to have a reasonable possibility to be settled in cash, through physical delivery or with

Citigroup Emerging CTA Portfolio L.P.
Notes to Financial Statements
June 30, 2008
(Unaudited)

another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

Market risk is the potential for changes in the value of the financial instruments traded by the Partnership and the Funds due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The Partnership is exposed to a market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership’s and the Funds’ risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Partnership and the Funds have credit risk and concentration risk because the sole counterparty or broker with respect to the Partnership’s and the Funds’ assets is CGM.

As both a buyer and seller of options, the Partnership pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Partnership does not consider these contracts to be guarantees as described in FIN 45.

The General Partner monitors and controls the Partnership’s and the Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership and the Funds are subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Partnership’s and the Funds’ businesses, these instruments may not be held to maturity.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its (i) investment in Partnerships (ii) equity in commodity futures trading account consisting of cash, net unrealized appreciation on open futures contracts, unrealized appreciated on open forward contracts, commodity options owned at fair value, and (iii) distribution and interest receivables. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investment and investment in other partnerships. While substantial losses could lead to a material decrease in liquidity, no such losses occurred in the second quarter of 2008.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2008, Partnership capital increased 17.8% from $138,933,804 to $163,639,936. This increase was attributable to net income from operations of $18,264,716 coupled with additional sales of 17,103.9595 Redeemable Units of Limited Partnership totaling $22,531,000, which was partially offset by the redemption of 11,698.9344 Redeemable Units of Limited Partnership Interest resulting in an outflow of $16,089,584.

Critical Accounting Policies

Use of Estimates.  The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. Actual results could differ from these estimates.

Investments.  All commodity interests (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included in equity in commodity futures trading account. Any change in net unrealized gain or loss from the preceding period is reported in the Statements of Income and Expenses and Partners’ Capital.

Fair Value Measurements.  The Partnership adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

The Partnership considers prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investment in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. The Partnership did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable
	6/30/2008	Assets (Level 1)	(Level 2)	Inputs (Level 3)

Assets
Futures	$2,572,006	$2,572,006	$—	$—
Forwards	4,348,175	—	4,348,175	—
Options Owned	1,723,126	1,723,126	—	—
Investment in Partnerships	54,574,588	—	54,574,588	—

Total assets	63,217,895	4,295,132	58,922,763	—

Liabilities
Forwards	$5,489,354	$—	$5,489,354	$—
Options written	590,136	590,136	—	—

Total liabilities	6,079,490	590,136	5,489,354	—

Total fair value	$57,138,405	$3,704,996	$53,433,409	$—

Forward Foreign Currency Contracts.  Foreign currency contracts are those contracts where the Partnership agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting dates, is included in the Statements of Financial Condition. Realized gains (losses) and changes in unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the Statements of Income and Expenses and Partners’ Capital.

Income Taxes.  Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Partnership’s income and expenses.

In 2007, the Partnership adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that the adoption of FIN 48 had no impact on the operations of the Partnership for the six months ended June 30, 2008 and that no provision for income tax is required in the Partnership’s financial statements.

The following are the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States – 2004.

Recent Accounting Pronouncements.  On March 19, 2008, Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (FAS 161). FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The application of FAS 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. At this time, management is evaluating the implications of FAS 161 and its impact on the financial statements has not yet been determined.

Results of Operations

During the Partnership’s second quarter of 2008, the Net Asset Value per Redeemable Unit increased 5.6% from $1,341.79 to $1,416.83 as compared to an increase of 11.3% in the second quarter of 2007. The Partnership experienced a net trading gain (comprised of realized gains (losses) on closed positions and changes in unrealized gains (losses) on open positions and investment in Partnerships) before brokerage commissions and related fees in the second quarter of 2008 of $13,313,174. Gains were primarily attributed to the trading in energy, grains, non-U.S. interest rates, softs, indices and lumber and were partially offset by losses in currencies, U.S. interest rates, livestock and metals. The Partnership experienced a net trading gain (comprised of realized gains (losses) on closed positions and changes in unrealized gains (losses) on open positions and investment in Partnerships) before brokerage commissions and related fees in the second quarter of 2007 of $15,071,579. Gains were primarily attributed to the trading in currencies, energy, U.S. and non-U.S. interest rates, metals, softs and indices and were partially offset by losses in grains and livestock.

The second quarter of 2008 presented a highly volatile trading environment as weakness in the credit market continued to weigh on the global economy. Several long-term trends continued as commodity prices reached record territories and inflation concerns troubled federal bankers worldwide. The Partnership was profitable in energy, equity indexes and grains sectors while losses were realized in trading U.S. interest rates, livestock, and metals.

In the energy sector, long-term bullish trends in crude oil persisted as new record prices continued to be established. The Partnership recorded strong gains in the energy sector by capitalizing on the strong long-term trends across the petroleum complex. In equity indexes, reversal of the bearish trend earlier in the quarter contributed to some losses, however strong gains were recorded in short positions in June as the international equity markets went through a massive correction into the bear market territory. In the grains sector, fundamental supply constraints and weather events contributed to the record prices as the bullish trend continued. Corn and the soybean complex contributed to the gains.

Preliminary economic data suggested that the U.S. economy was not as bad as was perceived before. U.S. fixed income sector recorded losses as the focus of the central bankers shifted from downward pressures to a more hawkish stance towards inflation. Losses were also realized in cattle futures as sharp price reversals provided a difficult trading environment. Losses were also realized in metals, primarily in silver and copper, as prices experienced sharp reversals in May followed by market consolidation with no strong directional moves.

During the Partnership’s six months ended June 30, 2008, the Net Asset Value per Redeemable Unit increased 12.3% from $1,261.98 to $1,416.83 as compared to an increase of 7.6% during the six months ended June 30, 2007. The Partnership experienced a net trading gain (comprised of realized gains (losses) on closed positions and changes in unrealized gains (losses) on open positions and investment in Partnerships) before brokerage commissions and related fees for the six months ended June 30, 2008 of $25,897,094. Gains were primarily attributed to the trading in currencies, energy, grains, U.S. and non-U.S. interest rates, metals, softs, indices and lumber and were partially offset by losses in livestock. The Partnership experienced a net trading gain (comprised of realized gains (losses) on closed positions and changes in unrealized gains (losses) on open positions and investment in Partnerships) before brokerage commissions and related fees for the six months ended June 30, 2007 of $12,353,431. Gains were primarily attributed to the trading in currencies, energy, U.S. and non-U.S. interest rates, metals, softs and indices and were partially offset by losses in grains and livestock.

Commodity futures markets are highly volatile. The potential for broad and rapid price fluctuations increases the risks involved in commodity trading, but also increases the possibility of profit. The profitability of the Partnership/Funds depends on the existence of major price trends and the ability of the Advisors to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Partnership expects to increase capital through operations.

Interest income is earned on 100% of the Partnership’s average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. CGM may continue to maintain the Partnership’s assets in cash and/or place all of the Partnership’s assets in 90-day Treasury bills and pay the Partnership 100% of the interest earned on Treasury bills purchased. Interest income for the three and six months ended June 30, 2008 decreased by $466,179 and $649,397, respectively, as compared to the corresponding periods in 2007. The decrease is due to lower U.S. Treasury bill rates for the Partnership when compared to the corresponding periods in 2007. The interest earned at the investment in Partnerships level is included in the Partnership’s share of overall net income (loss) allocated from the Funds.

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Brokerage commissions and fees for the three and six months ended June 30, 2008 increased by $384,019 and $849,399, respectively, as compared to the corresponding periods in 2007. The increase in brokerage commissions and fees is primarily due to an increase in the number of trades during the three and six months ended June 30, 2008 as compared to the corresponding periods in 2007.

Management fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Management fees for the three and six months ended June 30, 2008 increased by $191,477 and $457,866, respectively, as compared to the corresponding periods in 2007. The increase of management fees is due to an increase in net assets during the three and six months ended June 30, 2008 as compared to the corresponding periods in 2007.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership’s net asset value as of the end of each month and are affected by trading performance, additions and redemptions. Administrative fees for the three and six months ended June 30, 2008 increased by $53,349 and $119,947, respectively, as compared to the corresponding periods in 2007. The increase in administrative fees is due to an increase in net assets during the three and six months ended June 30, 2008 as compared to the corresponding periods in 2007.

Incentive fees paid by the Partnership are based on the new trading profits generated by each Advisor at the end of the quarter, as defined in the management agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and six months ended June 30, 2008 resulted in incentive fees of $2,219,850 and $3,758,322, respectively. Trading performance for the three and six months ended June 30, 2007 resulted in incentive fees of $1,766,983.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Partnership and the Funds are speculative commodity pools. The market sensitive instruments held by the Partnership and the Funds are acquired for speculative trading purposes, and all or substantially all of the Partnership’s and the Funds’ assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership’s and the Funds’ main lines of business.

Market movements result in frequent changes in the fair value of the Partnership’s and the Funds’ open positions and, consequently, in its earnings and cash flow. The Partnership’s and the Funds’ market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the fair value of financial instruments and contracts, the diversification effects among the Partnership’s and the Funds’ open positions and the liquidity of the markets in which it trades.

The Partnership and the Funds rapidly acquire(s) and liquidate(s) both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership’s and the Funds’ past performance is not necessarily indicative of their future results.

Value at Risk is a measure of the maximum amount which the Partnership and the Funds could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership’s and the Funds’ speculative trading and the recurrence in the markets traded by the Partnership and the Funds of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership’s and the Funds’ experience to date (i.e., “risk of ruin”). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership’s and the Funds’ losses in any market sector will be limited to Value at Risk or by the Partnership’s and the Funds’ attempts to manage its market risk.

Exchange maintenance margin requirements have been used by the Partnership and the Funds as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day interval. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component, which is not relevant to Value at Risk.

The following tables indicate the trading Value at Risk associated with the Partnership’s investments and investments in other Partnerships by market category as of June 30, 2008 and the highest, lowest and average value during the three months ended June 30, 2008. All open position trading risk exposures of the Partnership and the Funds have been included in calculating the figures set forth below. As of June 30, 2008, the Partnership’s total capital was $163,639,936. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-12G for the year ended December 31, 2007 filed on April 30, 2008 as amended on May 21, 2008.

June 30, 2008
(Unaudited)

			Three Months Ended June 30, 2008
	Value at	% of Total	High	Low	Average Value
Market Sector	Risk	Capital	Value at Risk	Value at Risk	at Risk*

Currencies:
-Exchange Traded Contracts	$1,752,774	1.07%	$1,752,774	$839,000	$1,129,988
-OTC	3,437,720	2.10%	4,495,172	895,857	2,331,700
Energy	3,136,077	1.92%	3,179,718	440,685	2,354,024
Grains	423,380	0.26%	472,960	186,620	313,447
Interest Rates U.S	622,183	0.38%	901,203	320,283	605,090
Interest Rates Non -U.S	1,106,585	0.68%	1,657,551	948,827	1,185,482
Livestock	32,720	0.02%	158,400	21,575	50,883
Metals
-Exchange Traded Contracts	307,550	0.19%	507,000	183,000	390,483
-OTC	472,558	0.29%	747,171	32,027	274,754
Softs	547,473	0.33%	547,473	188,255	360,831
Indices	2,021,021	1.23%	2,081,245	911,442	1,601,260

Total	$13,860,041	8.47%

*	Average month-end Values at Risk

As of June 30, 2008, Altis Master’s total capital was $99,286,202. The Partnership owned 36.0% of Altis Master.

June 30, 2008
(Unaudited)

			Three months ended June 30, 2008
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capital	Value at Risk	Value at Risk	Value at Risk*

Commodity Index	$32,000	0.03%	$46,000	$6,000	$30,667
Currencies:
– Exchange Traded	1,709,171	1.72%	1,851,289	807,124	1,210,194
Energy	3,864,606	3.89%	5,244,750	1,004,438	3,967,903
Grains	1,466,337	1.48%	1,460,131	519,793	1,320,757
Interest Rates U.S.	544,350	0.55%	744,450	66,931	327,637
Interest Rates Non -U.S.	1,993,228	2.01%	1,994,129	944,010	1,786,074
Livestock	117,727	0.12%	188,800	26,555	91,494
Metals:
– Exchange Traded	713,750	0.72%	912,000	222,550	469,885
– OTC	1,990,093	2.00%	2,598,364	898,331	2,257,189
Softs	687,422	0.69%	986,080	451,658	687,601
Indices	4,402,264	4.43%	4,700,387	1,034,071	2,664,138
Lumber	37,400	0.04%	55,800	29,700	36,300

Total	$17,558,348	17.68%

*	Average month-end Values at Risk

As of June 30, 2008, Avant Master’s total capital was $61,171,218. The Partnership owned 30.8% of Avant Master.

June 30, 2008
(Unaudited)

			Three months ended June 30, 2008
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capital	Value at Risk	Value at Risk	Value at Risk*

Currencies:
Energy	$4,125,944	6.74%	$4,911,882	$1,427,832	2,847,163

Totals	$4,125,944	6.74%

*	Average of month-end Values at Risk

Item 4.	Controls and Procedures

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed under the Securities Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2008 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

The Partnership’s internal control over financial reporting is a process under the supervision of the General Partner’s CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. These controls include policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

•	provide reasonable assurance that (i) transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and (ii) the Partnership’s receipts are handled and expenditures are made only pursuant to authorizations of the General Partner; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended June 30, 2008 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The following information supplements and amends our discussion set forth under Part I, Item 3 “Legal Proceedings” in Partnership’s Registration Statement on Form 10-12G filed on April 30, 2008 as amended on May 21, 2008.

Enron

Over the first two quarters of 2008, CGM agreed to settle the following cases, brought by clients of a single law firm in connection with the purchase and holding of Enron securities, and naming Citigroup as a third-party defendant: (1) Ahlich v. Arthur Andersen, L.L.P.; (2) Delgado v. Fastow; (3) Pearson v. Fastow; (4) Rosen v. Fastow; (5) Bullock v. Arthur Andersen, L.L.P.; (6) Choucroun v. Arthur Andersen, L.L.P.; (7) Guy v. Arthur Andersen, L.L.P.; (8) Adams v. Arthur Andersen, L.L.P.; (9) Jose v. Arthur Andersen, L.L.P. and (10) Odam, et al., v. Enron Corp., et al. The amount paid to settle these actions was covered by existing Citigroup litigation reserves.

On May 23, 2008, CGM agreed to settle Silvercreek Management Inc., et al. v. Salomon Smith Barney, Inc., et al., and Silvercreek Management Inc. v. Citigroup Inc., et al., two actions brought by investors in Enron debt securities. The amount paid to settle this action was covered by existing Citigroup litigation reserves.

On July 9, 2008, CGM agreed to settle Public Utility District No. 1 of Snohomish County, Washington v. Citigroup, et al., an action brought by a utility in connection with alleged electricity overcharges by Enron. The amount paid to settle this action was covered by existing Citigroup litigation reserves.

IPO Civil Litigation

On March 26, 2008, the Southern District of New York denied in part and granted in part Defendants’ motions to dismiss the amended complaints in the IPO allocation focus cases.

Subprime Mortgage-Related Litigation

The CGM, among other defendants, filed a motion to dismiss the consolidated amended derivative complaint in the matter In Re Citigroup Inc. Shareholder Derivative Litigation, pending in Delaware Chancery Court, on April 21, 2008.

On June 3, 2008, plaintiffs in In Re American Home Mortgage Securities Litigation, pending in the Eastern District of New York, filed a consolidated amended class action complaint.

On April 11, 2008, plaintiffs in In Re Countrywide Financial Corp. Securities Litigation, pending in the Central District of California, filed a consolidated amended class action complaint. Defendants, including the CGM, filed motions to dismiss on June 10, 2008.

Other Matters

On June 16, 2008, CGM, among other Citigroup related defendants, settled a previously disclosed investigation by the Securities and Exchange Commission arising from the economic and political turmoil in Argentina in the fourth quarter of 2001 and agreed to the entry of a Cease and Desist Order pursuant to Section 21C of the Securities Exchange Act which stated that the defendants violated certain books and records provisions of the Federal securities law by improperly accounting for several Argentina related developments which resulted in an overstatement of after-tax income by $311 million in that quarter. No fine or penalty was imposed and no restatement of prior financial statements was required by the SEC. The defendants consented to the issuance of the Order without admitting or denying the Commission’s findings.

Auction Rate Securities

Several individual and putative class action lawsuits have been filed against CGM related to its marketing, sale and underwriting of auction rate securities (“ARS”). These lawsuits allege, among other things, violations of the federal securities laws, federal investment adviser laws and state common law. Several of the putative class action lawsuits have been consolidated in the Southern District of New York under the caption In Re Citigroup Auction Rate securities Litigation.

On August 7, 2008, CGM reached an agreement in principle with the New York Attorney General, the Securities and Exchange Commission, and other state regulatory agencies regarding marketing and sale of auction rate securities. Among other things, by November 5, 2008, CGM agreed to purchase at par ARS that are not auctioning from all Citigroup individual investors, small institutions and charities that purchased ARS from Citigroup prior to February 11, 2008. CGM also agreed to pay a civil penalty to the New York Attorney General in the amount of $50 million, and a civil penalty to the states in the amount of $50 million.

In addition, the CGM, along with other industry participants, has received subpoenas and/or requests for information from various self regulatory agencies and federal governmental authorities including the SEC, which has issued a formal order of investigation into whether various provisions of the federal securities laws have been violated in connection with the sale of ARS. In addition, the CGM is responding to subpoenas from various state agencies, including those in New York, Texas and Massachusetts.

On May 20, 2008, an investor in Falcon Two, filed a putative class action complaint against Falcon Two and several Citigroup related entities, including CGM, among others, in the Southern District of New York, in an action captioned Ferguson Family Trust v. Falcon.

CGM was named as a defendant in Strategies Two LLC, et al., a case alleging violations of the federal securities laws and Delaware state law in connection with a tender offer for interests in Falcon Two. On June 17, 2008, the Court denied plaintiff’s application for a preliminary injunction.

Several civil litigations have been filed against the CGM and related individuals and entities alleging violations of the federal securities laws and Delaware state law in connection with investments in MAT Five LLC. The putative class action lawsuits have been consolidated in the Southern District of New York under the caption In re MAT Five Securities Litigation. Similar related actions have been filed in California, Delaware and New York state court. The CGM removed the New York state court action to federal court and currently is responding to a motion for a preliminary injunction filed in the Delaware Chancery Court action seeking to enjoin a tender offer interest in MAT Five LLC.

Item 1A.	Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in our Registration Statement on Form 10-12G filed on April 30, 2008 as amended on May 21, 2008.

In June 2008, several bills were proposed in the U.S. Congress in response to record energy and agricultural prices. Some of the pending legislation, if enacted, could limit trading by speculators in futures markets. Other potentially adverse regulatory initiatives could develop suddenly and without notice. At this time management is unable to determine the potential impact on the Partnership.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended June 30, 2008 there were additional sales to Limited Partners of 8,503.2998 Redeemable Units of Limited Partnership totaling $11,460,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated there under.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options, forwards and swap contracts.

These units were purchased by accredited investors as defined in Regulation D. The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
			(c) Total Number of	(or Approximate
			Redeemable	Dollar Value) of
		(b) Average	Units Purchased	Redeemable Units
	(a) Total Number of	Price Paid per	as Part of	that May Yet Be
	Redeemable	Redeemable	Publicly Announced	Purchased Under the
Period	Units Purchased*	Unit**	Plans or Programs	Plans or Programs
April 1, 2008 – April 30, 2008	1,609.1612	$1,333.17	N/A	N/A
May 1, 2008 – May 31, 2008	499.9251	$1,358.47	N/A	N/A
June 1, 2008 – June 30, 2008	4,788.9227	$1,416.83	N/A	N/A
	6,898.0090	$1,393.08

* Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on 10 days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption but to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.

** Redemptions of Redeemable Units are effected as of the last day of each month at the Net Asset Value per Redeemable Unit as of that day.

Item 3.	Defaults Upon Senior Securities. None.

Item 4.	Submission of Matters to a Vote of Security Holders. None.

Item 5.	Other Information. None.

Item 6.	Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Registration Statement on Form 10-12G filed on April 30, 2008, as amended on May 21, 2008.

Exhibit – 31.1 – Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director).

Exhibit – 31.2 – Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director).

Exhibit – 32.1 – Section 1350 Certification (Certification of President and Director).

Exhibit – 32.2 – Section 1350 Certification (Certification of Chief Financial Officer and Director).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIGROUP EMERGING CTA PORTFOLIO L.P.

By:	Citigroup Managed Futures LLC (General Partner)

By:	/s/ Jerry Pascucci Jerry Pascucci President and Director

Date:	August 14, 2008

By:	/s/ Jennifer Magro Jennifer Magro Chief Financial Officer and Director

Date:	August 14, 2008