Form 10-Q
period 2008-09-30
CITIGROUP EMERGING CTA PORTFOLIO LP
filed 2008-11-14
CIK 1269190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2008

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
55 East 59th Street – 10th Floor
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

Yes X   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See the definitions of “large accelerated filer” and “accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    No X

As of October 31, 2008, 118,562.5031 Limited Partnership Redeemable Units were outstanding.

CITIGROUP EMERGING CTA PORTFOLIO L.P.

FORM 10-Q

INDEX

		Page
		Number

PART I - Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at September 30, 2008 and December 31, 2007 (unaudited)	3
	Schedules of Investments at September 30, 2008 and December 31, 2007 (unaudited)	4 – 5
	Statements of Income and Expenses and Partners’ Capital for the three and nine months ended September 30, 2008 and 2007 (unaudited)	6
	Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 (unaudited)	7
	Notes to Financial Statements (unaudited)	8 – 14
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15 – 18
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19 – 21
Item 4T.	Controls and Procedures	22
PART II - Other Information		23 – 27

PART I

Item 1. Financial Statements

Citigroup Emerging CTA Portfolio L.P.
Statements of Financial Condition
(Unaudited)

	September 30,	December 31,
	2008	2007

Assets:
Investment in Partnerships, at fair value	$44,520,125	$49,148,276
Equity in commodity futures trading account:
Cash	115,865,664	85,365,113
Cash margin	4,068,495	6,001,767
Net unrealized appreciation on open futures contracts	801,582	768,934
Unrealized appreciation on open forward contracts	9,251,282	—
Commodity options owned, at fair value (cost $569,600 and $0 in 2008 and 2007, respectively)	21,056	—

	174,528,204	141,284,090
Distribution receivable	40,587	123,175
Interest receivable	106,394	229,609

Total assets	$174,675,185	$141,636,874

Liabilities and Partners’ Capital:
Liabilities:
Unrealized depreciation on open forward contracts	$9,173,712	$—
Accrued expenses:
Brokerage commissions	482,713	397,113
Management fees	274,971	226,201
Administrative fees	68,743	56,550
Incentive fees	570,225	340,069
General Partner incentive fees	471,602	166,156
Other	36,214	35,699
Redemptions payable	1,812,346	1,481,282

Total liabilities	12,890,526	2,703,070

Partners’ Capital:
General Partner, 129.0000 Unit equivalents outstanding in 2008 and 2007, respectively	171,205	162,796
Limited Partners, 121,772.5513 and 109,962.8591 Redeemable Units of Limited Partnership Interest outstanding in 2008 and 2007, respectively	161,613,454	138,771,008

Total partners’ capital	161,784,659	138,933,804

Total liabilities and partners’ capital	$174,675,185	$141,636,874

See accompanying notes to financial statements.

Citigroup Emerging CTA Portfolio L.P.
Schedule of Investments
September 30, 2008
(Unaudited)

		% of Partners’
	Fair Value	Capital

Futures Contracts Purchased
Currencies	$54,996	0.03%
Energy	(3,818)	(0.00)*
Grains	(4,260)	(0.00)*
Indices	3,340	0.00 *
Interest Rates U.S	(14,605)	(0.01)
Interest Rates Non-U.S	228,229	0.14
Livestock	(1,560)	(0.00)*
Metals	(4,220)	(0.00)*

Total futures contracts purchased	258,102	0.16

Futures Contracts Sold
Currencies	40,424	0.03
Energy	(456,781)	(0.28)
Grains	85,884	0.05
Indices	482,036	0.30
Interest Rates U.S	87,594	0.05
Interest Rates Non-U.S	(5,157)	(0.00)*
Livestock	8,400	0.01
Metals	101,665	0.06
Softs	199,415	0.12

Total futures contracts sold	543,480	0.34

Net unrealized appreciation on open futures contracts	801,582	0.50

Unrealized Appreciation on Open Forward Contracts
Currencies	2,375,215	1.47
Metals	6,876,067	4.25

Total unrealized appreciation on open forward contracts	9,251,282	5.72

Unrealized Depreciation on Open Forward Contracts
Currencies	(2,096,157)	(1.30)
Metals	(7,077,555)	(4.37)

Total unrealized depreciation on open forward contracts	(9,173,712)	(5.67)

Options Owned
Energy	21,056	0.01

Investment in Partnerships
CMF Altis Partners Master Fund LP	27,938,839	17.27
CMF Avant Master Fund LP	16,581,286	10.25

Total investment in Partnerships	44,520,125	27.52

Total fair value	$45,420,333	28.08%

*	Due to rounding.

See accompanying notes to financial statements.

Citigroup Emerging CTA Portfolio L.P.
Schedule of Investments
December 31, 2007
(Unaudited)

		% of Partners’
	Fair Value	Capital

Futures Contracts Purchased
Currencies	$(86,912)	(0.06)%
Energy	180,317	0.13
Grains	338,467	0.24
Indices	(200,924)	(0.14)
Interest Rates U.S	81,347	0.06
Interest Rates Non-U.S	12,250	0.01
Metals	129,384	0.09
Softs	136,696	0.10

Total futures contracts purchased	590,625	0.43

Futures Contracts Sold
Currencies	(36,451)	(0.03)
Energy	(11,570)	(0.01)
Grains	10,650	0.01
Indices	72,037	0.05
Interest Rates Non-U.S	146,485	0.10
Livestock	22,850	0.02
Metals	(5,967)	(0.00)*
Softs	(19,725)	(0.01)

Total futures contracts sold	178,309	0.13

Net unrealized appreciation on open futures contracts	768,934	0.56

Investment in Partnerships
CMF Altis Partners Master Fund LP	27,651,093	19.90
CMF Avant Master Fund LP	21,497,183	15.47

Total investment in Partnerships	49,148,276	35.37

Total fair value	$49,917,210	35.93%

*	Due to rounding.

See accompanying notes to financial statements.

Citigroup Emerging CTA Portfolio L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Income:
Net gains (losses) on trading of commodity interests and investment in Partnerships:
Net realized gains (losses) on closed positions	$1,013,993	$(4,457,531)	$10,050,812	$4,828,272
Change in net unrealized gains (losses) on open positions and investment in Partnerships	(9,463,820)	(187,760)	7,396,456	2,879,868

Gain (loss) from trading, net	(8,449,827)	(4,645,291)	17,447,268	7,708,140
Interest income	441,565	893,335	1,381,951	2,483,118

Total income (loss)	(8,008,262)	(3,751,956)	18,829,219	10,191,258

Expenses:
Brokerage commissions, including clearing fees of $88,275, $65,638, $206,220 and $180,082, respectively	1,520,144	1,187,817	4,356,109	3,174,382
Management fees	807,173	638,590	2,318,157	1,691,708
Administrative fees	201,793	159,647	585,018	422,925
Incentive fees	595,943	245,424	3,321,024	1,606,101
General Partner incentive fees	(561,639)	(357,846)	471,602	48,461
Other	87,071	17,768	171,340	51,967

Total expenses	2,650,485	1,891,400	11,223,250	6,995,544

Net income (loss)	(10,658,747)	(5,643,356)	7,605,969	3,195,714
Additions — Limited Partners	15,300,000	19,945,000	37,831,000	64,300,000
Redemptions — Limited Partners	(6,496,530)	(12,303,543)	(22,586,114)	(23,907,579)

Net increase (decrease) in Partners’ Capital	(1,855,277)	1,998,101	22,850,855	43,588,135
Partners’ Capital, beginning of period	163,639,936	123,101,793	138,933,804	81,511,759

Partners’ Capital, end of period	$161,784,659	$125,099,894	$161,784,659	$125,099,894

Net Asset Value per Unit (121,901.5513 and 101,447.2601 Units outstanding at September 30, 2008 and 2007, respectively)	$1,327.17	$1,233.15	$1,327.17	$1,233.15

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(89.66)	$(57.32)	$65.19	$33.81

See accompanying notes to financial statements.

Citigroup Emerging CTA Portfolio L.P.
Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007

Cash flows from operating activities:
Net income (loss)	$7,605,969	$3,195,714
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Purchases of investment in Partnerships	(10,745,000)	(25,311,333)
Proceeds from sale of investment in Partnerships	23,290,522	7,532,139
Net change in unrealized (appreciation) depreciation on investment in Partnerships	(7,917,371)	(1,603,407)
(Increase) decrease in cash margin	1,933,272	1,589,860
(Increase) decrease in net unrealized appreciation on open futures contracts	(32,648)	(1,277,056)
(Increase) decrease in unrealized appreciation on open forward contracts	(9,251,282)	210,797
(Increase) decrease in commodity options owned, at fair value	(21,056)	—
(Increase) decrease in distribution receivable	82,588	—
(Increase) decrease in interest receivable	123,215	(47,477)
Increase (decrease) in unrealized depreciation on open forward contracts	9,173,712	(210,195)
Accrued expenses:
Increase (decrease) in brokerage commissions	85,600	143,387
Increase (decrease) in management fees	48,770	81,694
Increase (decrease) in administrative fees	12,193	20,424
Increase (decrease) in incentive fees	230,156	(17,003)
Increase (decrease) in General Partner incentive fees	305,446	(85,498)
Increase (decrease) in other	515	10

Net cash provided by (used in) operating activities	14,924,601	(15,777,944)

Cash flows from financing activities:
Proceeds from additions — Limited Partners	37,831,000	64,300,000
Payments for redemptions — Limited Partners	(22,255,050)	(18,477,669)

Net cash provided by (used in) financing activities	15,575,950	45,822,331

Net change in cash	30,500,551	30,044,387
Cash, at beginning of period	85,365,113	44,215,387

Cash, at end of period	$115,865,664	$74,259,774

See accompanying notes to financial statements.

Citigroup Emerging CTA Portfolio L.P.
Notes to Financial Statements
September 30, 2008
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

As of September 30, 2008, all trading decisions are made by its trading advisors either directly, through individually managed accounts, or indirectly, through investments in other collective investment vehicles.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at September 30, 2008 and December 31, 2007, the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2008 and 2007, and cash flows for the nine months ended September 30, 2008 and 2007. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-12G filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2007 filed on April 30, 2008 as amended on May 21, 2008.

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
September 30, 2008
(Unaudited)

2.	Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and nine months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net realized and unrealized gains (losses)*	$(84,15)	$(59.34)	$111.55	$47.63
Interest income	3.63	8.62	11.66	27.23
Expenses**	(9.14)	(6.60)	(58.02)	(41.05)

Increase (decrease) for the period	(89.66)	(57.32)	65.19	33.81
Net Asset Value per Redeemable Unit, beginning of period	1,416.83	1,290.47	1,261.98	1,199.34

Net Asset Value per Redeemable Unit, end of period	$1,327.17	$1,233.15	$1,327.17	$1,233.15

*  Includes brokerage commissions.

** Excludes brokerage commissions.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Ratios to Average Net Assets:***
Net investment income (loss) before incentive fees****	(5.5)%	(3.6)%	(5.2)%	(3.6)%

Operating expense	6.5%	6.5%	6.4%	6.7%
Incentive fees	—%	(0.1)%	2.5%	1.6%

Total expenses	6.5%	6.4%	8.9%	8.3%

Total return:
Total return before incentive fees	(6.3)%	(4.5)%	7.6%	4.2%
Incentive fees	—%	0.1%	(2.4)%	(1.4)%

Total return after incentive fees	(6.3)%	(4.4)%	5.2%	2.8%

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
September 30, 2008
(Unaudited)

The customer agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses on open futures positions.

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the nine and twelve months ended September 30, 2008 and December 31, 2007, based on a monthly calculation, were $2,275,699 and $1,770,338, respectively. The fair values of these commodity interests, including options and swaps thereon, if applicable, at September 30, 2008 and December 31, 2007, were $900,208 and $768,934, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on other measures of fair values deemed appropriate by the General Partner.

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

Fair Value Measurements.  The Partnership adopted Statements of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This statement establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

The Partnership considers prices for exchange traded commodity futures and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investment in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. As of September 30, 2008, the Partnership did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

Citigroup Emerging CTA Portfolio L.P.
Notes to Financial Statements
September 30, 2008
(Unaudited)

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable Inputs
	9/30/2008	Assets (Level 1)	(Level 2)	(Level 3)

Assets
Futures	$801,582	$801,582	$—	$—
Forwards	9,251,282	—	9,251,282	—
Options owned	21,056	21,056	—	—
Investment in Partnerships	44,520,125	—	44,520,125	—

Total assets	$54,594,045	$822,638	$53,771,407	$—

Liabilities
Forwards	$9,173,712	$—	$9,173,712	$—

Total liabilities	9,173,712	—	9,173,712	—

Total fair value	$45,420,333	$822,638	$44,597,695	$—

5.	Investment in Partnerships:

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
September 30, 2008
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

At September 30, 2008 and December 31, 2007, the Partnership owned approximately 34.6% and 38.3%, respectively, of Altis Master. At September 30, 2008 and December 31, 2007, the Partnership owned approximately 30.8% and 34.3% of Avant Master. It is Altis’ and Avant’s intention to continue to invest the assets allocated to each by the Partnership in Altis Master and Avant Master, respectively. The performance of the Partnership is directly affected by the performance of the Funds.

Summarized information reflecting the Total Assets, Liabilities and Capital of the Funds are shown in the following tables.

	September 30, 2008
	Total Assets	Total Liabilities	Total Capital

Altis Master	$84,411,771	$3,555,108	$80,856,663
Avant Master	70,390,528	16,633,570	53,756,958

Total	$154,802,299	$20,188,678	$134,613,621

	December 31, 2007
	Total Assets	Total Liabilities	Total Capital

Altis Master	$73,353,710	$1,094,835	$72,258,875
Avant Master	66,335,555	3,664,226	62,671,329

Total	$139,689,265	$4,759,061	$134,930,204

Citigroup Emerging CTA Portfolio L.P.
Notes to Financial Statements
September 30, 2008
(Unaudited)

Summarized information reflecting the Partnership’s investments in, and the operations of, the Funds are as shown in the following tables.

	September 30, 2008
	% of		For the three months ended September 30, 2008
	Partnership’s	Fair	Income	Expenses		Net	Investment	Redemption
Investment	Net Assets	Value	(Loss)	Commissions	Other	Income (Loss)	Objective	Permitted

CMF Altis Partners Master Fund LP	17.27%	$27,938,839	$(5,322,193)	$18,880	$3,102	$(5,344,175)	Commodity Portfolio	Monthly
CMF Avant Master Fund LP	10.25%	16,581,286	(1,948,630)	9,518	4,340	(1,962,488)	Energy Markets	Monthly

Total		$44,520,125	$(7,270,823)	$28,398	$7,442	$(7,306,663)

	September 30, 2008
	% of		For the nine months ended September 30, 2008
	Partnership’s	Fair	Income	Expenses		Net	Investment	Redemption
Investment	Net Assets	Value	(Loss)	Commissions	Other	Income (Loss)	Objective	Permitted

CMF Altis Partners Master Fund LP	17.27%	$27,938,839	$6,341,827	$50,235	$10,152	$6,281,440	Commodity Portfolio	Monthly
CMF Avant Master Fund LP	10.25%	16,581,286	1,602,484	36,559	12,582	1,553,343	Energy Markets	Monthly

Total		$44,520,125	$7,944,311	$86,794	$22,734	$7,834,783

	December 31, 2007
	% of		For the three months ended September 30, 2007
	Partnership’s	Fair	Income	Expenses		Net	Investment	Redemption
Investment	Net Assets	Value	(Loss)	Commissions	Other	Income (Loss)	Objective	Permitted

CMF Altis Partners Master Fund LP	19.90%	$27,651,093	$(833,921)	$20,946	$3,654	$(858,521)	Commodity Portfolio	Monthly
CMF Avant Master Fund LP	15.47%	21,497,183	(1,310,577)	31,258	3,016	(1,344,851)	Energy Markets	Monthly

Total		$49,148,276	$(2,144,498)	$52,204	$6,670	$(2,203,372)

	December 31, 2007
	% of		For the nine months ended September 30, 2007
	Partnership’s	Fair	Income	Expenses		Net	Investment	Redemption
Investment	Net Assets	Value	(Loss)	Commissions	Other	Income (Loss)	Objective	Permitted

CMF Altis Partners Master Fund LP	19.90%	$27,651,093	$3,186,605	$51,526	$10,219	$3,124,860	Commodity Portfolio	Monthly
CMF Avant Master Fund LP	15.47%	21,497,183	(1,441,159)	68,584	11,710	(1,521,453)	Energy Markets	Monthly

Total		$49,148,276	$1,745,446	$120,110	$21,929	$1,603,407

6.	Financial Instrument Risks:

In the normal course of its business, the Partnership and the Funds are party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments to have a reasonable possibility to be settled in cash, through physical delivery or with

Citigroup Emerging CTA Portfolio L.P.
September to Financial Statements
September 30, 2008
(Unaudited)

another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

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

As both a buyer and seller of options, the Partnership pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Partnership does not consider these contracts to be guarantees as described in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees” (“FIN 45”).

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

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its (i) investment in Partnerships (ii) equity in commodity futures trading account consisting of cash, net unrealized appreciation on open futures contracts, unrealized appreciated on open forward contracts, commodity options owned at fair value, and (iii) distribution and interest receivables. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investment and investment in other partnerships. While substantial losses could lead to a material decrease in liquidity, no such losses occurred in the third quarter of 2008.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2008, Partnership capital increased approximately 16.5% from $138,933,804 to $161,784,659. This increase was attributable to net income from operations of $7,605,969 coupled with additional sales of 28,446.1858 Redeemable Units of Limited Partnership totaling $37,831,000, which was partially offset by the redemption of 16,636.4936 Redeemable Units of Limited Partnership Interest resulting in an outflow of $22,586,114. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Fair Value Measurements.  For disclosures related to fair value measurements pursuant to SFAS 157, refer to note 4 in the notes to financial statements.

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

In 2007, the Partnership adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that the adoption of FIN 48 had no impact on the operations of the Partnership for the nine months ended September 30, 2008 and that no provision for income tax is required in the Partnership’s financial statements.

The following are the major tax jurisdictions for the Partnership and the earliest tax year subject to examination: United States – 2004.

Recent Accounting Pronouncements.  On March 19, 2008, Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (FAS 161). FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The application of FAS 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The standard expands the disclosure requirements for derivatives and hedged items and has no impact on how the Partnership accounts for derivatives (the Partnership does not have hedged items). Management is evaluating the enhanced disclosure requirements and does not believe that there will be any material impact on the financial statement disclosures.

Results of Operations

During the Partnership’s third quarter of 2008, the Net Asset Value per Redeemable Unit decreased approximately 6.3% from $1,416.83 to $1,327.17 as compared to a decrease of approximately 4.4% in the third quarter of 2007. The Partnership experienced a net trading loss (comprised of realized gains (losses) on closed positions and changes in unrealized gains (losses) on open positions and investment in Partnerships) before brokerage commissions and related fees in the third quarter of 2008 of $8,449,827. Losses were primarily attributed to the trading in energy, grains, non-U.S. interest rates, metals and softs and were partially offset by gains in currencies, U.S. interest rates, livestock, indices and lumber. The Partnership experienced a net trading loss (comprised of realized gains (losses) on closed positions and changes in unrealized gains (losses) on open positions and investment in Partnerships) before brokerage commissions and related fees in the third quarter of 2007 of $4,645,291. Losses were primarily attributed to the trading in currencies, energy, non-U.S. interest rates, livestock, metals and softs and were partially offset by gains in grains, U.S. interest rates and lumber.

The third quarter of 2008 finished with one of the most unstable and volatile months in the history of the U.S. financial markets. During the quarter, the world’s credit markets virtually seized up, commodity prices plunged and most major equity indices declined significantly, while some of the largest U.S. financial institutions were under pressure. High volatility across most market sectors was a manifestation of investor fears and anxiety. The lingering but still powerful effect of the housing and sub-prime credit crisis continued to wreak havoc on Wall Street, while generating social and political acrimony across the U.S. as the nation debated the cost and merit of the government’s policy response. Amid these events, the Partnership suffered small losses for the quarter from energy and agricultural commodities.

Slowing economic conditions around the globe and record high prices in many markets raised concerns that demand for energies and other raw materials would fall. Crude prices reached a new record high in mid-July on supply threats in Nigeria and Brazil and raised tensions over the Iranian nuclear program. However, the subsequent correction was severe, with prices falling around fifteen percent from intra-month highs. Losses were taken most notably in July during the initial reversal and continued throughout the quarter. In grains, losses were realized in corn positions as prices declined in connection to demand for ethanol. Prices in the soybean complex also fell sharply in July as near-perfect weather improved crop conditions and averted potential supply disruptions.

Profits generated from trading equity indices and currencies only partially offset losses for the quarter. Equity markets gyrated wildly as market participants waited on a bailout plan from the Congress to buy risky mortgage securities directly from banks. Short positions in global equity indices provided gains for the Partnership. In currency markets, the U.S. dollar rose considerably against the British Pound, Euro, and Swiss Francs to its highest levels in August amid interesting developments in the divergence of the European and U.S. economies, which resulted in gains.

During the Partnership's nine months ended September 30, 2008, the Net Asset Value per Redeemable Unit increased approximately 5.2% from $1,261.98 to $1,327.17 as compared to an increase of approximately 2.8% during the nine months ended September 30, 2007. The Partnership experienced a net trading gain (comprised of realized gains (losses) on closed positions and changes in unrealized gains (losses) on open positions and investment in Partnerships) before brokerage commissions and related fees for the nine months ended September 30, 2008 of $17,447,268. Gains were primarily attributed to the trading in currencies, energy, grains, U.S. interest rates, metals, softs, indices and lumber and were partially offset by losses in non-U.S. interest rates and livestock. The Partnership experienced a net trading gain (comprised of realized gains (losses) on closed positions and changes in unrealized gains (losses) on open positions and investment in Partnerships) before brokerage commissions and related fees for the nine months ended September 30, 2007 of $7,708,140. Gains were primarily attributed to the trading in grains, U.S. and non-U.S. interest rates, metals, stock indices and lumber were partially offset by losses in commodity indices, currencies, energy, livestock and softs.

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

Interest income is earned on 100% of the Partnership’s average daily equity maintained in cash in its account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. CGM may continue to maintain the Partnership’s assets in cash and/or place all of the Partnership’s assets in 90-day Treasury bills and pay the Partnership 100% of the interest earned on Treasury bills purchased. Interest income for the three and nine months ended September 30, 2008 decreased by $451,770 and $1,101,167, respectively, as compared to the corresponding periods in 2007. The decrease is due to lower U.S. Treasury bill rates for the Partnership when compared to the corresponding periods in 2007. The interest earned at the investment in Partnerships level is included in the Partnership’s share of overall net income (loss) allocated from the Funds.

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Brokerage commissions and fees for the three and nine months ended September 30, 2008 increased by $332,327 and $1,181,727, respectively, as compared to the corresponding periods in 2007. The increase in brokerage commissions and fees is primarily due to an increase in the number of trades during the three and nine months ended September 30, 2008, as compared to the corresponding periods in 2007.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Management fees for the three and nine months ended September 30, 2008 increased by $168,583 and $626,449, respectively, as compared to the corresponding periods in 2007. The increase of management fees is due to an increase in net assets during the three and nine months ended September 30, 2008, as compared to the corresponding periods in 2007.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Administrative fees for the three and nine months ended September 30, 2008 increased by $42,146 and $162,093, respectively, as compared to the corresponding periods in 2007. The increase in administrative fees is due to an increase in net assets during the three and nine months ended September 30, 2008, as compared to the corresponding periods in 2007.

Incentive fees paid by the Partnership are based on the new trading profits generated by each Advisor at the end of the quarter, as defined in the management agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and nine months ended September 30, 2008 resulted in incentive fees of $34,304 and $3,792,626, respectively. Trading performance for the three months ended September 30, 2007, resulted in an accrual incentive fee reversal of $112,422. Trading performance for the nine months ended September 30, 2007 resulted in incentive fees of $1,654,562.

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

The following tables indicate the trading Value at Risk associated with the Partnership’s investments and investments in other Partnerships by market category as of September 30, 2008 and the highest, lowest and average value during the three months ended September 30, 2008. All open position trading risk exposures of the Partnership and the Funds have been included in calculating the figures set forth below. As of September 30, 2008, the Partnership’s total capital was $161,784,659. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-12G for the year ended December 31, 2007 filed on April 30, 2008 as amended on May 21, 2008.

September 30, 2008
(Unaudited)

			Three Months Ended September 30, 2008
	Value at	% of Total	High	Low	Average Value
Market Sector	Risk	Capital	Value at Risk	Value at Risk	at Risk*

Currencies:
-Exchange Traded Contracts	$281,010	0.17%	$8,536,835	$214,773	$732,581
-OTC Contracts	179,846	0.11%	614,138	91,424	2,079,678
Energy	371,342	0.23%	3,061,824	33,050	1,165,103
Grains	87,900	0.05%	437,600	16,200	167,130
Interest Rates U.S	314,954	0.20%	1,041,450	230,400	648,658
Interest Rates Non -U.S	602,892	0.37%	1,397,487	496,820	1,125,743
Livestock	19,960	0.01%	68,100	13,640	52,813
Metals
-Exchange Traded Contracts	77,500	0.05%	350,300	66,375	123,358
-OTC Contracts	76,732	0.05%	818,192	39,114	174,965
Softs	232,980	0.14%	544,557	222,847	305,154
Indices	1,417,573	0.88%	2,887,477	418,110	1,369,014

Total	$3,662,689	2.26%

*	Average month-end Values at Risk

As of September 30, 2008, Altis Master’s total capital was $80,856,663. The Partnership owned approximately 34.6% of Altis Master.

September 30, 2008
(Unaudited)

			Three months ended September 30, 2008
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capital	Value at Risk	Value at Risk	Value at Risk*

Commodity Index	$25,800	0.03%	$48,000	$8,600	$21,933
Currencies:
– Exchange Traded Contracts	1,276,045	1.58%	2,133,841	1,106,800	1,353,718
Energy	1,594,771	1.97%	4,105,253	524,150	1,422,792
Grains	776,014	0.96%	1,668,316	415,944	665,706
Interest Rates U.S.	630,917	0.78%	1,171,750	116,207	472,749
Interest Rates Non -U.S.	1,280,060	1.58%	1,987,012	450,742	1,078,142
Livestock	272,900	0.34%	299,700	108,120	191,567
Metals:
– Exchange Traded Contracts	430,747	0.53%	1,429,880	267,830	658,079
– OTC Contracts	1,565,022	1.94%	2,139,082	913,638	1,453,031
Softs	808,786	1.00%	888,084	561,993	707,272
Indices	2,298,877	2.84%	4,329,386	660,145	2,024,404
Lumber	46,200	0.06%	63,100	26,700	39,767

Total	$11,006,139	13.61%

*	Average month-end Values at Risk

As of September 30, 2008, Avant Master’s total capital was $53,756,958. The Partnership owned approximately 30.8% of Avant Master.

September 30, 2008
(Unaudited)

			Three months ended September 30, 2008
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capital	Value at Risk	Value at Risk	Value at Risk*

Energy	$2,753,564	5.12%	$4,896,869	$890,731	$2,320,771

Totals	$2,753,564	5.12%

*	Average of month-end Values at Risk

Item 4T.	Controls and Procedures

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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2008 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended September 30, 2008 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The following information supplements and amends our discussion set forth under Part I, Item 3 “Legal Proceedings” in Partnership’s Registration Statement on Form 10-12G filed on April 30, 2008 as amended on May 21, 2008 and on Form 10-Q for the quarter ended June 30, 2008.
Research Analyst Litigation
On September 30, 2008, the Court of Appeals for the Second Circuit vacated the District Court’s order granting class certification in the matter IN RE SALOMON ANALYST METROMEDIA. Thereafter, on October 1, 2008, the parties reached a settlement pursuant to which Citigroup will pay $35 million to members of the settlement class that purchased or otherwise acquired MFN securities during the class period. The settlement is subject to judicial approval. The proposed settlement amount is covered by existing litigation reserves.
Subprime-Mortgage-Related Litigation
     Citigroup Inc., Citigroup Global Markets Inc. and several current and former officers and directors, and numerous other financial institutions, have been named as defendants in a class action lawsuit filed on September 30, 2008, alleging violations of Sections 11, 12 and 15 of the Securities Act of 1933 arising out of offerings of Citigroup securities issued in 2006 and 2007. This action, LOUISIANA SHERIFFS’ PENSION AND RELIEF FUND v. CITIGROUP INC., et al., is currently pending in New York state court.
     Citigroup Global Markets Inc., along with numerous other firms, has been named as a defendant in several lawsuits by shareholders of Ambac Financial Group, Inc. for which CGMI underwrote securities offerings. These actions assert that CGMI violated Sections 11 and 12 of the Securities Act of 1933 arising out of allegedly false and misleading statements contained in the registration statements and prospectuses issued in connection with those offerings. Several of these actions have been consolidated under the caption IN RE AMBAC FINANCIAL GROUP, INC. SECURITIES LITIGATION, pending in the United States District Court for the Southern District of New York, and in which a consolidated amended class action complaint was filed on August 22, 2008.
     On September 12, 2008, defendants, including Citigroup Inc. and Citigroup Global Markets Inc., moved to dismiss the complaint in IN RE AMERICAN HOME MORTGAGE SECURITIES LITIGATION.
Auction Rate Securities-Related Litigation
     On September 19, 2008, MILLER v. CALAMOS GLOBAL DYNAMIC INCOME FUND, et al., which had been pending in the United States District Court for the Southern District of New York and in which Citigroup Global Markets Inc. had been named as a defendant, was voluntarily dismissed.
     On August 25, 2008, Lead Plaintiffs in IN RE CITIGROUP AUCTION RATE SECURITIES LITIGATION, pending in the United States District Court for the Southern District of New York, filed an amended consolidated class action complaint.

     Citigroup Inc. and Citigroup Global Markets Inc., along with numerous other financial institutions, have been named as defendants in several lawsuits alleging that defendants artificially restrained trade in the market for auction rate securities in violation of the Sherman Act. These actions are (1) MAYOR AND CITY COUNCIL OF BALTIMORE, MARYLAND v. CITIGROUP INC., et al., and (2) MAYFIELD v. CITIGROUP INC., et al., and both are pending in the United States District Court for the Southern District of New York.
     On August 7, 2008, Citigroup reached a settlement with the New York Attorney General, the Securities and Exchange Commission, and other state regulatory agencies, pursuant to which Citigroup agreed to offer to purchase at par ARS that are not auctioning from all Citigroup individual investors, small institutions (as defined by the terms of the settlement), and charities that purchased ARS from Citigroup prior to February 11, 2008. In addition, Citigroup agreed to pay a $50 million fine to the State of New York and a $50 million fine to the other state regulatory agencies.
     A consolidated amended class action complaint was filed in IN RE MAT FIVE SECURITIES LITIGATION on October 2, 2008.
     On July 21, 2008, the Court approved the voluntary dismissal without prejudice of FERGUSON FAMILY TRUST v. FALCON STRATEGIES TWO LLC, et al.
     Citigroup and its administration and investment committees filed a motion to dismiss the purported class action complaint in LEBER v. CITIGROUP, INC., et al., on August 29, 2008. The motion is currently pending.

Item 1A.	Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in our Registration Statement on Form 10-12G filed on April 30, 2008 as amended on May 21, 2008 and on Form 10-Q for the quarter ended June 30, 2008.

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

For the three months ended September 30, 2008 there were additional sales to Limited Partners of 11,342.2263 Redeemable Units of Limited Partnership totaling $15,300,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated there under.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options, forwards and swap contracts.

These units were purchased by accredited investors as defined in Regulation D. The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
			(c) Total Number of	(or Approximate
			Redeemable	Dollar Value) of
		(b) Average	Units Purchased	Redeemable Units
	(a) Total Number of	Price Paid per	as Part of	that May Yet Be
	Redeemable	Redeemable	Publicly Announced	Purchased Under the
Period	Units Purchased*	Unit**	Plans or Programs	Plans or Programs
July 1, 2008 – July 31, 2008	2,101.2362	$1,314.94	N/A	N/A
August 1, 2008 – August 31, 2008	1,470.7513	$1,306.26	N/A	N/A
September 1, 2008 – September 30, 2008	1,365.5717	$1,327.17	N/A	N/A
	4,937.5592	$1,315.74

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

CITIGROUP EMERGING CTA PORTFOLIO L.P.

By:	Citigroup Managed Futures LLC (General Partner)

By:	/s/ Jerry Pascucci Jerry Pascucci President and Director

Date:	November 14, 2008

By:	/s/ Jennifer Magro Jennifer Magro Chief Financial Officer and Director

Date:	November 14, 2008