Form 10-Q
period 2009-03-31
CITIGROUP EMERGING CTA PORTFOLIO LP
filed 2009-05-15
CIK 1269190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2009

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

Yes X   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of the chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes       No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer X	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    No X

As of April 30, 2009, 111,069.8912 Limited Partnership Redeemable Units were outstanding.

CITIGROUP EMERGING CTA PORTFOLIO L.P.

FORM 10-Q

INDEX

		Page
		Number

PART I - Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at March 31, 2009 and December 31, 2008 (unaudited)	3
	Schedules of Investments at March 31, 2009 and December 31, 2008 (unaudited)	4 – 5
	Statements of Income and Expenses and Partners’ Capital for the three months ended March 31, 2009 and 2008 (unaudited)	6
	Notes to Financial Statements (unaudited)	7 – 13
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14 – 17
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18 – 20
Item 4T.	Controls and Procedures	21
PART II - Other Information		22 – 26

PART I

Item 1. Financial Statements

Citigroup Emerging CTA Portfolio L.P.
Statements of Financial Condition
(Unaudited)

	March 31,	December 31,
	2009	2008
Assets:
Investment in Partnerships, at fair value	$45,470,333	$51,209,248
Equity in trading account:
Cash	95,481,294	116,717,439
Cash margin	29,614,733	7,320,973
Net unrealized appreciation on open futures contracts	—	4,286,597
Net unrealized appreciation on open forward contracts	—	581,962

Gain (loss) from trading, net	170,566,360	180,116,219
Interest receivable	13,708	2,371

Total assets	$170,580,068	$180,118,590

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$1,409,683	$—
Net unrealized depreciation on open forwards contracts	1,432,607	—
Accrued expenses:
Brokerage commissions	489,235	525,346
Management fees	278,650	299,205
Administrative fees	69,662	74,801
Incentive fees	300,121	2,574,101
General Partner incentive fees	—	1,750,838
Other	58,789	69,951
Redemptions payable	6,758,807	7,578,559

Total liabilities	10,797,554	12,872,801

Partners’ Capital:
General Partner, 129.0000 Unit equivalents outstanding at March 31,2009 and December 31, 2008, respectively	187,387	194,329
Limited Partners, 109,867.8077 and 110,892.2887 Redeemable Units of Limited Partnership Interest outstanding at March 31, 2009 and December 31, 2008, respectively	159,595,127	167,051,460

Total partners’ capital	159,782,514	167,245,789

Total liabilities and partners’ capital	$170,580,068	$180,118,590

See accompanying notes to financial statements.

Citigroup Emerging CTA Portfolio L.P.
Schedule of Investments
March 31, 2009
(Unaudited)

	Notional ($)/ Number of			% of Partners’
	Contracts	Fair Value		Capital

Futures Contracts Purchased
Currencies	362	$19,300		0.01%
Energy	5,909	(7,775,714)		(4.87)
Grains	475	555,987		0.35
Indices	220	183,814		0.12
Interest Rates U.S.	1,757	1,070,137		0.67
Interest Rates Non-U.S.	1,517	576,851		0.36
Livestock	45	1,300		0.00 *
Metals	52	71,070		0.04
Softs	230	280,569		0.18

Total futures contracts purchased		(5,016,686)		(3.14)

Futures Contracts Sold
Currencies	124	69,124		0.04
Energy	9,226	4,029,043		2.52
Grains	320	(251,723)		(0.16)
Indices	235	(181,298)		(0.11)
Interest Rates U.S.	52	(23,213)		(0.01)
Interest Rates Non-U.S.	252	64,436		0.04
Livestock	48	6,920		0.00 *
Metals	73	(32,385)		(0.02)
Softs	195	(73,901)		(0.04)

Total futures contracts sold		3,607,003		2.26

Net unrealized depreciation on open futures contracts		(1,409,683	)**	(0.88)

Unrealized Appreciation on Forward Contracts
Currencies	98,001,688	2,323,966		1.45
Metals	224	821,236		0.51

Total unrealized appreciation on forward contracts		3,145,202		1.96

Unrealized Depreciation on Forward Contracts
Currencies	143,232,531	(3,614,453)		(2.26)
Metals	211	(963,356)		(0.60)

Total unrealized depreciation on forward contracts		(4,577,809)		(2.86)

Net unrealized depreciation on open forward contracts		(1,432,607	)***	(0.90)

Investment in Partnerships
CMF Altis Partners Master Fund LP		29,844,330		18.68
CMF Avant Master Fund LP		15,626,003		9.78

Total investment in Partnerships		45,470,333		28.46

Total fair value		$42,628,043		26.68%

*	Due to rounding.

**	This amount is included in “Net unrealized depreciation on open futures contracts” on the Statements of Financial Condition.

***	This amount is included in “Net unrealized depreciation on open forward contracts” on the Statements of Financial Condition.

See accompanying notes to financial statements.

Citigroup Emerging CTA Portfolio L.P.
Schedule of Investments
December 31, 2008
(Unaudited)

	Notional ($)/ Number of		% of Partners’
	Contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	88	$224,468	0.13%
Energy	788	(2,497,868)	(1.49)
Grains	224	637,672	0.38
Indices	243	121,078	0.07
Interest Rates U.S	340	526,258	0.31
Interest Rates Non-U.S	442	1,065,205	0.64
Livestock	25	(7,270)	(0.00)*
Metals	93	37,735	0.02
Softs	214	366,097	0.22

Total futures contracts purchased		473,375	0.28

Futures Contracts Sold
Currencies	98	153,769	0.09
Energy	799	4,000,085	2.39
Grains	121	(414,627)	(0.25)
Indices	69	(28,222)	(0.02)
Interest Rates U.S	8	(5,778)	(0.00)*
Interest Rates Non-U.S	58	(21,539)	(0.01)
Livestock	42	34,200	0.02
Metals	5	(9,531)	(0.00)*
Softs	94	104,865	0.06

Total futures contracts sold		3,813,222	2.28

Net unrealized appreciation on open futures contracts		4,286,597 **	2.56

Unrealized Appreciation on Open Forward Contracts
Currencies	47,198,019	2,148,531	1.29
Metals	920	5,473,402	3.27

Total unrealized appreciation on open forward contracts		7,621,933	4.56

Unrealized Depreciation on Open Forward Contracts
Currencies	29,003,077	(1,635,524)	(0.98)
Metals	852	(5,404,447)	(3.23)

Total unrealized depreciation on open forward contracts		(7,039,971)	(4.21)

Net unrealized appreciation on open forward contracts		581,962 ***	0.35

Investment in Partnerships
CMF Altis Partners Master Fund LP		35,435,099	21.19
CMF Avant Master Fund LP		15,774,149	9.43

Total investment in Partnerships		51,209,248	30.62

Total fair value		$56,077,807	33.53%

*       Due to rounding.

**     This amount is included in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

***   This amount is included in “Net unrealized appreciation on open forward contracts” on the Statements of Financial Condition.

See accompanying notes to financial statements.

Citigroup Emerging CTA Portfolio L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Income:
Net gains (losses) on trading of commodity interests and investment in Partnerships:
Net realized gains (losses) on closed contracts	$5,999,568	$8,304,159
Net realized gains (losses) on investment in Partnerships	(2,713,333)	5,197,155
Change in net unrealized gains (losses) on open contracts	(7,710,849)	(495,125)
Change in net unrealized gains (losses) on investment in Partnerships	1,226,291	(640,291)

Gain (loss) from trading, net	(3,198,323)	12,365,898
Interest income	33,477	534,877
Interest income from investment in Partnerships	13,784	258,527

Total income (loss)	(3,151,062)	13,159,302

Expenses:
Brokerage commissions including clearing fees	1,731,539	1,373,899
Management fees	841,723	728,051
Administrative fees	210,431	182,014
Incentive fees	300,120	1,036,538
General Partner incentive fees	—	501,934
Other	99,982	43,238

Total expenses	3,183,795	3,865,674

Net income (loss)	(6,334,857)	9,293,628
Additions — Limited Partners	12,830,000	11,071,000
Proceeds from Limited Partners redemption fees	199,376	—
Redemptions — Limited Partners	(14,157,794)	(6,480,077)

Net increase (decrease) in Partners’ Capital	(7,463,275)	13,884,551
Partners’ Capital, beginning of period	167,245,789	138,933,804

Partners’ Capital, end of period	$159,782,514	$152,818,355

Net Asset Value per Unit (109,996.8077 and 113,891.5934 Units outstanding at March 31, 2009 and 2008, respectively)	$1,452.61	$1,341.79

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(55.56)	$79.81

See accompanying notes to financial statements.

Citigroup Emerging CTA Portfolio L.P.
Notes to Financial Statements
March 31, 2009
(Unaudited)

1.	General:

Citigroup Emerging CTA Portfolio L.P. (the “Partnership”) is a limited partnership which was organized on July 7, 2003 under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The commodity interests that are traded by the Partnership and the Funds (as defined in Note 5 “Investment in Partnerships”) are volatile and involve a high degree of market risk.

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

On January 13, 2009, Citigroup and Morgan Stanley (“MS”) announced a joint venture (“JV”) that will combine the Global Wealth Management platform of MS with the Smith Barney, Quilter and Australia private client networks. Citigroup will sell 100% of these businesses to MS in exchange for a 49% stake in the JV and an estimated $2.7 billion of cash at closing. At the time of the announcement, the estimated pretax gain was $9.5 billion ($5.8 billion after-tax), based on valuations performed at that time. Since the actual gain that will be recorded is dependent upon the value of the JV on the date the transaction closes, it may differ from the estimated amount. The transaction is anticipated to close no later than third quarter of 2009. It is anticipated that Citigroup will continue to support the clearing and settling of the JV activities for a period of between two to three years.

As of March 31, 2009, all trading decisions are made for the Partnership by its seven trading advisors (the “Advisors”) either directly, through individually managed accounts, or indirectly, through investments in other collective investment vehicles. The Advisors are not affiliated with one another, are not affiliated with the General Partner or CGM and are not responsible for the organization or operation of the Partnership.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at March 31, 2009 and December 31, 2008 and the results of its operations and changes in partners’ capital for the three months ended March 31, 2009 and 2008. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2008.

The General Partner and each Limited Partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no Limited Partner shall be liable for obligations of the Partnership in excess of their initial capital contribution and profits, if any, net of distributions.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.
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
Certain prior period amounts have been reclassified to conform to the current period presentation.

Citigroup Emerging CTA Portfolio L.P.
Notes to Financial Statements
March 31, 2009
(Unaudited)

2.	Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three months ended March 31, 2009 and 2008 were as follows:

	Three Months Ended
	March 31,
	2009	2008
Net realized and unrealized gains (losses) *	$(43.25)	$94.40
Interest income	0.42	6.83
Expenses **	(12.73)	(21.42)

Increase (decrease) for the period	(55.56)	79.81
Proceeds from Limited Partners redemption fees	1.74	—
Net Asset Value per Redeemable Unit Limited Partnership Interest, beginning of period	1,506.43	1,261.98

Net Asset Value per Redeemable Unit Limited Partnership Interest, end of period	$1,452.61	$1,341.79

*  Includes brokerage commissions.

** Excludes brokerage commissions.

	Three Months Ended
	March 31,
	2009	2008
Ratios to Average Net Assets:***
Net investment income (loss) before incentive fees****	(7.0)%	(4.1)%

Operating expense	7.1%	6.3%
Incentive fees	0.2%	1.0%

Total expenses	7.3%	7.3%

Total return:
Total return before incentive fees	(3.4)%	7.4%
Incentive fees	(0.2)%	(1.1)%

Total return after incentive fees	(3.6)%	6.3%

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

Citigroup Emerging CTA Portfolio L.P.
Notes to Financial Statements
March 31, 2009
(Unaudited)

The customer agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition. The Partnership nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition as the criteria under FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts” (“FIN No. 39”) have been met.

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the three and twelve months ended March 31, 2009 and December 31, 2008, based on a monthly calculation, were $(1,440,708) and $2,820,552, respectively. The fair values of these commodity interests, including options and swaps thereon, if applicable, at March 31, 2009 and December 31, 2008, were $(2,842,290) and $4,868,559, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on other measures of fair values deemed appropriate by the General Partner.

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions.

The Partnership adopted Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”) as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. FAS 161 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition or Statements of Income and Expenses and Partners’ Capital. The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2009.

March 31, 2009
Sector	Gain (loss) from trading
Currencies	$(393,969)
Energy	1,203,161
Grains	(34,749)
Indices	2,189,500
Interest Rates U.S.	(1,325,901)
Interest Rates Non-U.S.	(2,549,545)
Livestock	(276,111)
Softs	78,853
Metals	(602,520)

Total	$(1,711,281)

4.	Fair Value Measurements:

Investments. All commodity interests (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in futures trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses and Partners’ Capital.

Citigroup Emerging CTA Portfolio L.P.
Notes to Financial Statements
March 31, 2009
(Unaudited)
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

The Partnership and the Funds consider prices for exchange traded commodity futures, forwards and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of non-exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available, are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. As of March 31, 2009, the Partnership and the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable Inputs
	3/31/2009	Assets (Level 1)	(Level 2)	(Level 3)

Assets
Investment in Partnerships	$45,470,333	$—	$45,470,333	$—

Total assets	45,470,333	—	45,470,333	—

Liabilities
Futures	$1,409,683	$1,409,683	$—	$—
Forwards	1,432,607	142,120	1,290,487	—

Total liabilities	2,842,290	1,551,803	1,290,487	—

Total fair value	$42,628,043	$(1,551,803)	$44,179,846	$—

5. Investment in Partnerships:

On November 1, 2005, the assets allocated to Altis Partners Jersey Limited (“Altis”) for trading were invested in the CMF Altis Partners Master Fund L.P. (“Altis Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 4,898.1251 Units of Altis Master with cash equal to $4,196,275 and a contribution of open commodity futures and forward contracts with a fair value of $701,851. Altis Master was formed to permit accounts managed now or in the future by Altis using the Global Futures Portfolio program, to invest together in one trading vehicle. The General Partner is also the general partner of Altis Master. Individual and pooled accounts currently managed by Altis, including the Partnership are permitted to be limited partners of Altis Master. The General Partner and Altis believe that trading through this structure should promote efficiency and economy in the trading process.

On March 1, 2006 the assets allocated to Avant Capital Management L.P. (“Avant”) for trading were invested in the CMF Avant Master Fund L.P. (“Avant Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 8,177.1175 Units of Avant Master with cash equal to $6,827,887 and a contribution of open commodity futures and forwards contracts with a fair value of $1,349,230. Avant Master was formed in order to permit accounts managed now or in the future by Avant using the Diversified Program, to invest together in one trading vehicle. The General Partner is also the general partner of Avant Master. Individual and pooled accounts currently managed by Avant, including the Partnership are permitted to be limited partners of Avant Master. The General Partner and Avant believe that trading through this structure should promote efficiency and economy in the trading process.

Altis Master’s and Avant Master’s (the “Funds”) trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. The Funds engage in such trading through commodity brokerage accounts maintained with CGM.

Citigroup Emerging CTA Portfolio L.P.
Notes to Financial Statements
March 31, 2009
(Unaudited)

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

Management, administrative and incentive fees are charged at the Partnership level. All exchange, clearing, user, give-up, floor brokerage and National Futures Association (“NFA”) fees (collectively the “clearing fees”) are borne by the Partnership and through its investment in the Funds. All other fees, including CGM’s direct brokerage commissions are charged at the Partnership level.

At March 31, 2009 and December 31, 2008, the Partnership owned approximately 35.6% and 35.7%, respectively, of Altis Master. At March 31, 2009 and December 31, 2008, the Partnership owned approximately 73.3% and 30.1% of Avant Master, respectively. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same and the redemption rights are not affected.

Summarized information reflecting the Total Assets, Liabilities and Capital of the Funds are shown in the following tables.

	March 31, 2009
	Total Assets	Total Liabilities	Total Capital
Altis Master	$84,214,953	$315,168	$83,899,785
Avant Master	22,808,731	1,497,609	21,311,122

Total	$107,023,684	$1,812,777	$105,210,907

	December 31, 2008
	Total Assets	Total Liabilities	Total Capital
Altis Master	$99,300,545	$17,963	$99,282,582
Avant Master	67,629,391	15,257,355	52,372,036

Total	$166,929,936	$15,275,318	$151,654,618

Citigroup Emerging CTA Portfolio L.P.
Notes to Financial Statements
March 31, 2009
(Unaudited)

Summarized information reflecting the Partnership’s investments in, and the operations of, the Funds are as shown in the following tables.

	March 31, 2009
	% of		For the three months ended March 31, 2009
	Partnership’s	Fair	Income	Expenses		Net	Investment	Redemption
Investment	Net Assets	Value	(Loss)	Commissions	Other	Income (Loss)	Objective	Permitted
Altis Master	18.68%	$29,844,330	$(1,744,599)	$14,425	$3,828	$(1,762,852)	Commodity Portfolio	Monthly
Avant Master	9.78%	15,626,003	271,341	11,367	6,447	253,527	Energy Markets	Monthly

Total		$45,470,333	$(1,473,258)	$25,792	$10,275	$(1,509,325)

	December 31, 2008
	% of		For the three months ended March 31, 2008
	Partnership’s	Fair	Income	Expenses		Net	Investment	Redemption
Investment	Net Assets	Value	(Loss)	Commissions	Other	Income (Loss)	Objective	Permitted

Altis Master	21.19%	$35,435,099	$3,063,915	$18,651	$3,635	$3,041,629	Commodity Portfolio	Monthly
Avant Master	9.43%	15,774,149	1,751,476	14,441	3,777	1,733,258	Energy Markets	Monthly

Total		$51,209,248	$4,815,391	$33,092	$7,412	$4,774,887

6. Financial Instrument Risks:
          In the normal course of its business, the Partnership and the Funds are parties to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include certain forwards and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

Citigroup Emerging CTA Portfolio L.P.
September to Financial Statements
March 31, 2009
(Unaudited)
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
           Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds have credit risk and concentration risk as the sole counterparty or broker with respect to the Partnership’s/Funds’ assets is CGM or a CGM affiliate. Credit risk with respect to exchange-traded instruments is reduced to the extent that through CGM, the Partnership’s/Funds’ counterparty is an exchange or clearing organization.
          As both a buyer and seller of options, the Partnership/Funds pay or receive a premium at the outset and then bear the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership/Funds to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Partnership/Funds do not consider these contracts to be guarantees as described in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees” (“FIN 45”).
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

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its (i) investment in Partnerships (ii) equity in futures trading account, consisting of cash, net unrealized depreciation on open futures contracts and unrealized depreciated on open forward contracts and (iii) distribution and interest receivables. Because of the low margin deposits normally required in futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investment and investment in other partnerships. While substantial losses could lead to a material decrease in liquidity, no such losses occurred in the first quarter of 2009.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.
     For the three months ended March 31, 2009, Partnership capital decreased 4.5% from $167,245,789 to $159,782,514. This decrease was attributable to a net loss from operations of $6,334,857 coupled with redemption of 9,671.4662 Redeemable Units of Limited Partnership Interest resulting in an outflow of $14,157,794, which was partially offset by the additional sales of 8,646.9852 Redeemable Units of Limited Partnership Interest totaling $12,830,000 and proceeds from Limited Partners redemption fees totaling $199,376. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

Critical Accounting Policies
     Use of Estimates. The preparation of financial statements and accompanying notes in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.
     Statement of Cash Flows. The Partnership has elected not to provide a Statement of Cash Flows as permitted by Statement of Financial Accounting Standards No. 102 “Statement of Cash Flows-Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale” (“FAS 102”).
     Investments. All commodity interests (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in futures trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses and Partner’s Capital.
     Fair Value Measurements. The Partnership and the Funds adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) as of January 1, 2008, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Partnership did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.
     The Partnership and the Funds consider prices for exchange traded commodity futures, forwards and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available, are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. As of March 31, 2009, the Partnership did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
     Futures Contracts. The Partnership and the Funds trade futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery can not occur (such as S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership. When the contract is closed, the Partnership records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses and Partner’s Capital.

     Forward Foreign Currency Contracts. Foreign currency contracts are those contracts where the Partnership and the Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership’s and Funds’ net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Realized gains (losses) and changes in unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the Statements of Income and Expenses and Partner’s Capital.
     London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Partnership and the Funds are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. A contract is considered offset when all long positions have been matched with short positions. When the contract is closed at the prompt date, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses and Partner’s Capital.
     Options. The Partnership/Funds may purchase and write (sell) options. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Partnership/Funds write an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Partnership/Funds purchase an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Realized gains (losses) and changes in unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses and Partner’s Capital.
     Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Partnership’s income and expenses.
     In 2007, the Partnership adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that the adoption of FIN 48 had no impact on the operations of the Partnership for the three months ended March 31, 2009 and that no provision for income tax is required in the Partnership’s financial statements.
     The following is the major tax jurisdiction for the Partnership and the earliest tax year subject to examination: United States — 2005.
     Recent Accounting Pronouncements. In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP”). The FSP reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The FSP also reaffirms the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. The application of the FSP is required for interim and annual reporting periods ending after June 15, 2009. Management believes that the adoption of the FSP will have no effect on the Partnership’s Financial Statements.

Results of Operations

During the Partnership’s first quarter of 2009, the Net Asset Value per Redeemable Unit decreased 3.6% from $1,506.43 to $1,452.61 as compared to an increase of approximately 6.3% in the first quarter of 2008. The Partnership experienced a net trading loss (comprised of realized gains (losses) on closed positions and changes in unrealized gains (losses) on open positions and investment in partnerships) before brokerage commissions and related fees in the first quarter of 2009 of $3,198,323. Losses were primarily attributed to the trading in currencies, grains, U.S. and non-U.S. interest rates, livestock, metals and softs and were partially offset by gains in energy, indices and lumber. The Partnership experienced a net trading gain (comprised of realized gains (losses) on closed positions and changes in unrealized gains (losses) on open positions and investment in partnerships) before brokerage commissions and related fees in the first quarter of 2008 of $12,365,898. Gains were primarily attributed to the trading in currencies, energy, grains, U.S. interest rates, livestock, metals, softs, indices and lumber and were partially offset by losses in non-U.S. interest rates.

The first quarter of 2009 was a continuation of the trends of late 2008, with the financial economy interacting with the real economy to cause massive declines in activity. Weekly initial jobless claims doubled from 300,000 a year ago to 600,000 in the first quarter of 2009. German and Japanese exports are down year over year by approximately 25% and 50% respectively. Automotive sales in the U.S. are down roughly 40% from a year ago. These economic declines are reinforcing financial asset price declines, as earnings begin to disappoint and leveraged investors are liquidated. Later in the quarter, the Treasury unveiled details of its financial stability plan, which includes public-private investment partnerships to remove legacy assets from bank balance sheets, additional public capital for weak banks and affordable housing initiatives to prevent foreclosures. While interventions by the Treasury generated much needed support for market indexes, the economic and market conditions remain relatively unchanged and the long term outlook is still unclear. The Partnership realized losses for the quarter, were primarily in currencies, interest rates and metals.

In the currencies, the Partnership registered losses as the currency markets remained volatile and trend-less. In general, Euro and Swiss Franc weakened against the U.S. Dollar driven by the weak fundamentals in the European region. British Pound remained range bound while Japanese Yen reversed the previous trend and weakened against the U.S. Dollar. The severity of the economic downturn was highlighted early in the quarter when reports showed the U.S. unemployment rate rising to fifteen year highs of 7.2%. With the U.S. Federal Reserve maintaining a near-zero interest rate policy, rate decisions by the European Central Bank and the Bank of England claimed center stage. Yields moved higher as world governments planned record bond sales to rescue failing banking systems, resulting in losses in trading global fixed income markets. In the metals sector, industrial metals reversed their previously established strong bearish trend as bullish trend seemed to appear during the quarter. Precious metals were profitable during the early part of quarter when bullish trend materialized, however, the trend reversed significantly in the later part of the quarter causing the Partnership to realize losses.

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

Interest income is earned on 100% of the Partnership’s average daily equity maintained in cash in its account during each month at the 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. CGM may continue to maintain the Partnership’s assets in cash and/or place all of the Partnership’s assets in 90-day Treasury bills and pay the Partnership 100% of the interest earned on Treasury bills purchased. Interest income for the three months ended March 31, 2009 decreased by $746,143, as compared to the corresponding period in 2008. The decrease is due to lower U.S. Treasury bill rates as compared to the corresponding period in 2008. The interest earned at the investment in partnerships level is included in the Partnership’s share of overall net income (loss) allocated from the Funds.

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Brokerage commissions and fees for the three months ended March 31, 2009 increased by $357,640, as compared to the corresponding period in 2008. The increase in brokerage commissions and fees is primarily due to higher average adjusted net assets during the three months ended March 31, 2009, as compared to the corresponding period in 2008.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Management fees for the three months ended March 31, 2009 increased by $113,672, as compared to the corresponding period in 2008. The increase of management fees is due to higher average adjusted net assets during the three months ended March 31, 2009, as compared to the corresponding period in 2008.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Administrative fees for the three months ended March 31, 2009 increased by $28,417, as compared to the corresponding period in 2008. The increase in administrative fees is due to higher average adjusted net assets during the three months ended March 31, 2009, as compared to the corresponding period in 2008.

Incentive fees paid by the Partnership are based on the new trading profits generated by each Advisor at the end of the quarter, as defined in the management agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three months ended March 31, 2009 resulted in incentive fees of $300,120. Trading performance for the three months ended March 31, 2008, resulted in incentive fees of $1,538,472.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Partnership/Funds are speculative commodity pools. The market sensitive instruments held by them are acquired for speculative trading purposes, and all or substantially all of the Partnership’s/Funds’ assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership’s main line of business.

Market movements result in frequent changes in the fair value of the Partnership’s/Funds’ open positions and, consequently, in its earnings and cash balances. The Partnership’s/Funds’ market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the fair value of financial instruments and contracts, the diversification effects among the Partnership’s/Funds’ open contracts and the liquidity of the markets in which it trades.

The Partnership/Funds rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership’s/Funds’ past performance is not necessarily indicative of their future results.

Value at Risk is a measure of the maximum amount which the Partnership/Funds could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership’s/Funds’ speculative trading and the recurrence in the markets traded by the Partnership/Funds of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership’s/Funds’ experience to date (i.e., “risk of ruin”). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership’s/Funds’ losses in any market sector will be limited to Value at Risk or by the Partnership’s/Funds’ attempts to manage its market risk.

Exchange maintenance margin requirements have been used by the Partnership/Funds as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day interval. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component, which is not relevant to Value at Risk.

The following tables indicate the trading Value at Risk associated with the Partnership’s investments and investments in other Partnerships by market category as of March 31, 2009 and the highest, lowest and average value during the three months ended March 31, 2009. All open contracts trading risk exposures have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008. As of March 31, 2009, the Partnership’s total capital was $159,782,514.

March 31, 2009
(Unaudited)

			Three Months Ended March 31, 2009
	Value at	% of Total	High	Low	Average Value
Market Sector	Risk	Capital	Value at Risk	Value at Risk	at Risk*

Currencies	$5,342,483	3.34%	$5,854,350	$951,436	$4,511,662
Energy	11,578,229	7.25%	11,578,229	839,930	5,708,261
Grains	670,850	0.42%	1,211,850	263,910	588,017
Interest Rates U.S.	2,192,450	1.37%	2,192,450	341,125	1,080,823
Interest Rates Non-U.S.	2,384,760	1.49%	2,649,136	1,317,272	1,992,835
Livestock	91,800	0.06%	242,325	42,710	90,533
Metals	705,838	0.44%	1,092,178	226,929	682,144
Softs	606,312	0.38%	873,447	288,753	685,813
Indices	2,512,655	1.57%	4,007,168	2,296,386	3,208,337

Total	$26,085,377	16.32%

*	Average month-end Values at Risk

As of March 31, 2009, Altis Master’s total capital was $83,899,785. The Partnership owned approximately 35.6% of Altis Master.

March 31, 2009
(Unaudited)

			Three months ended March 31, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capital	Value at Risk	Value at Risk	Value at Risk*

Currencies	$967,484	1.15%	$2,264,297	$598,360	$1,468,980
Energy	1,103,486	1.31%	2,059,353	570,944	1,364,364
Grains	471,554	0.56%	1,137,757	169,964	548,046
Interest Rates U.S.	975,800	1.16%	1,344,800	265,892	1,016,362
Interest Rates Non-U.S.	1,764,795	2.10%	2,354,713	1,459,661	1,930,106
Livestock	197,700	0.24%	302,700	157,860	221,067
Metals	1,273,208	1.52%	1,926,819	844,979	1,286,748
Softs	635,096	0.76%	815,920	394,526	633,943
Indices	822,911	0.98%	2,032,460	512,202	1,058,819
Lumber	30,800	0.04%	50,600	26,400	36,300

Total	$8,242,834	9.82%

*	Average month-end Values at Risk

As of March 31, 2009, Avant Master’s total capital was $21,311,122. The Partnership owned approximately 73.3% of Avant Master.

March 31, 2009
(Unaudited)

			Three months ended March 31, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capital	Value at Risk	Value at Risk	Value at Risk*

Energy	$625,230	2.93%	$1,143,654	$309,511	$466,790

Totals	$625,230	2.93%

*	Average of month-end Values at Risk

Item 4T.	Controls and Procedures

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed under the Securities Exchange Act of 1934 (the “Exchange Act”) is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2009 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

The Partnership’s internal control over financial reporting is a process under the supervision of the General Partner’s CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. These controls include policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

•	provide reasonable assurance that (i) transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and (ii) the Partnership’s receipts are handled and expenditures are made only pursuant to authorizations of the General Partner; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The following information supplements and amends our discussion set forth under Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. There are no material legal proceedings pending against the Partnership or the General Partner.
Enron-Related Civil Actions
     In April 2009, the parties in DK Acquisition Partners, L.P., et al. v. J.P. Morgan Chase & Co., et al., and Avenue Capital Management II, L.P., et al. v. J.P. Morgan Chase & Co., et al., reached agreements in principle to settle these actions. The actions, which were commenced separately but were consolidated and pending trial, were brought against Citigroup and its affiliates, and J.P. Morgan Chase and its affiliates, in their capacity as co-agents on certain Enron revolving credit facilities.
Research Analyst Litigation
     On February 27, 2009, the United States District Court for the Southern District of New York approved the class action settlement in the matter In Re Salomon Analyst Metromedia Litigation, and entered a final judgment dismissing the action with prejudice.
Subprime-Mortgage-Related Litigation and Other Matters
     On March 13, 2009, defendants filed motions to dismiss the complaints in In Re Citigroup Inc. Bond Litigation.
     On March 13 and 16, 2009, two cases were filed in the United States District Court for the Southern District of New York alleging violations of the Securities Act of 1933—Buckingham v. Citigroup Inc., et al. and Chen v. Citigroup Inc., et al. and were later designated as related to In Re Citigroup Inc. Bond Litigation. On April 9, 2009, another case asserting violations of the Securities Act of 1933—Pellegrini v. Citigroup Inc., et al.—was filed in the United Stated District Court for the Southern District of New York and the parties have jointly requested that the Pellegrini action be designated as related to In Re Citigroup Inc. Bond Litigation.
     On March 23, 2009, a case was filed in the United States District Court for the Southern District of California alleging violations of both the Securities Act of 1933 and the Securities Exchange Act of 1934—Brecher v. Citigroup Inc., et al. On April 16, 2009, Citigroup filed a motion before the Judicial Panel on Multidistrict Litigation for transfer of the Brecher action to the Southern District of New York for coordinated pre-trial proceedings with In Re Citigroup Inc. Bond Litigation.
     Citigroup and certain of its affiliates are subject to formal and informal investigations, as well as subpoenas and/or requests for information, from various governmental and self-regulatory agencies relating to subprime mortgage—related activities. Citigroup and its affiliates are cooperating fully and are engaged in discussions on these matters.
Auction Rate Securities
     Beginning in March 2008, Citigroup, its affiliates and certain current and former officers, directors, and employees, have been named as defendants in several individual and putative class action lawsuits related to Auction Rate Securities (“ARS”). The putative securities class actions have been consolidated in the United States District Court for the Southern District of New York as In Re Citigroup Inc. Auction Rate Securities Litigation. Several individual ARS actions also have been filed in state and federal courts, asserting, among other things, violations of federal and state securities laws. Citigroup has moved the Judicial Panel on Multidistrict Litigation to transfer all of the individual ARS actions pending in federal court to the Southern District of New York for consolidation or coordination with In Re Citigroup Inc. Auction Rate Securities Litigation.
     On January 15, 2009, defendants filed motions to dismiss the complaints in Mayor & City Council Of Baltimore, Maryland v. Citigroup Inc., et al. and Mayfield v. Citigroup Inc., et al.

Other Matters
     On December 4, 2008, defendants filed a motion in the United States District Court for the Southern District of New York to dismiss the complaint in In re MAT Five Securities Litigation, which was brought by investors in MAT Five LLC. On February 2, 2009, lead plaintiffs informed the court they intended to dismiss voluntarily this action in light of the settlement in Marie Raymond Revocable Trust, et al. v. MAT Five LLC, et al. in the Delaware Chancery Court, which is currently being appealed. On April 16, 2009, lead plaintiffs requested that the action be stayed pending the outcome of the appeal in the Delaware case.
     On January 9, 2009, plaintiff filed a motion to remand Puglisi v. Citigroup Alternative Investments LLC, et al., which was previously consolidated with In Re MAT Five Securities Litigation, to New York Supreme Court, after defendants had removed it to the United States District Court for the Southern District of New York. A settlement of Goodwill v. MAT Five LLC, et al. was approved by the United States District Court for the Southern District of New York, and this action was dismissed on March 12, 2009. An appeal from the Delaware Chancery Court’s judgment approving the settlement in Marie Raymond Revocable Trust, et al. v. MAT Five LLC, et al was filed by objectors on January 14, 2009. Defendants removed the putative class action, ECA Acquisitions, Inc. et al. v. MAT Three LLC, et al., filed by investors in MAT One LLC, MAT Two LLC, and MAT Three LLC, to the United States District Court for the Southern District of New York on January 21, 2009. Plaintiffs’ motion for remand, filed on February 27, 2009, is currently pending. On February 3, 2009, investors in MAT Five LLC filed the action Hahn, et al. v. Citigroup Inc., et al, against Citigroup and related entities in New York Supreme Court. On April 9, 2009, defendants moved in the Delaware Chancery Court for an order enforcing the Marie Raymond Revocable Trust settlement and enjoining plaintiffs from pursuing this action in New York Supreme Court. On April 15, 2009, defendants filed a motion in New York Supreme Court to dismiss this action. Citigroup and certain of its affiliates are also subject to investigations, subpoenas and/or requests for information from various governmental and self-regulatory agencies relating to the marketing and management of the Falcon and ASTA/MAT funds. Citigroup and its affiliates are cooperating fully on these matters.
     Certain Citigroup subsidiaries served as a distributor of notes issued and guaranteed by Lehman Brothers to retail customers outside the United States. Following the bankruptcy of Lehman Brothers, numerous retail customers have filed, and threatened to file, claims for the loss in value of those investments. In addition, a Public Prosecutor in Belgium has begun a criminal investigation. Citigroup is cooperating fully with the Belgian Public Prosecutor as well as with various other regulatory authorities outside the United States who continue to show an interest in Citigroup’s role in the distribution of Lehman notes. In March 2009, the Ministry of Development in Greece imposed a $1.3 million fine for alleged violations of the Greek Consumer Protection Act, which Citigroup intends to appeal.

Item 1A.	Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended March 31, 2009 there were additional sales to Limited Partners of 8,646.9852 Redeemable Units of Limited Partnership Interest totaling $12,830,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options, forwards and swap contracts.

These units were purchased by accredited investors as defined in Regulation D. The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
			(c) Total Number of	(or Approximate
			Redeemable	Dollar Value) of
		(b) Average	Units Purchased	Redeemable Units
	(a) Total Number of	Price Paid per	as Part of	that May Yet Be
	Redeemable	Redeemable	Publicly Announced	Purchased Under the
Period	Units Purchased*	Unit**	Plans or Programs	Plans or Programs
January 1, 2009 – January 31, 2009	1,178.6975	$1,478.27	N/A	N/A
February 1, 2009 – February 28, 2009	3,839.8979	$1,473.10	N/A	N/A
March 1, 2009 – March 31, 2009	4,652.8708	$1,452.61	N/A	N/A
Total	9,671.4662	$1,463.87

* Generally, Limited Partners are permitted to redeem their Redeemable Units as of the last day of each month on 10 days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption but to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.

** Redemptions of Redeemable Units are effected as of the last day of each month at the Net Asset Value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 3.	Defaults Upon Senior Securities. None.

Item 4.	Submission of Matters to a Vote of Security Holders. None.

Item 5.	Other Information. None.

Item 6.	Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Annual Report on Form 10-K for the year ended December 31, 2008.

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

CITIGROUP EMERGING CTA PORTFOLIO L.P.

By:	Citigroup Managed Futures LLC (General Partner)

By:	/s/ Jerry Pascucci Jerry Pascucci President and Director

Date:	May 15, 2009

By:	/s/ Jennifer Magro Jennifer Magro Chief Financial Officer and Director

Date:	May 15, 2009