Form 10-Q
period 2009-06-30
CITIGROUP EMERGING CTA PORTFOLIO LP
filed 2009-08-14
CIK 1269190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period ended June 30, 2009

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

Yes    No X

As of July 31, 2009, 112,201.2726 Limited Partnership Redeemable Units were outstanding.

CITIGROUP EMERGING CTA PORTFOLIO L.P.

FORM 10-Q

INDEX

		Page
		Number

PART I - Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at June 30, 2009 and December 31, 2008 (unaudited)	3
	Schedules of Investments at June 30, 2009 and December 31, 2008 (unaudited)	4 – 5
	Statements of Income and Expenses and Partners’ Capital for the three and six months ended June 30, 2009 and 2008 (unaudited)	6
	Notes to Financial Statements (unaudited)	7 – 14
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15 – 18
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19 – 21
Item 4T.	Controls and Procedures	22
PART II - Other Information		23 – 26
Exhibits
EX-10 --JOINDER AGREEMENT
EX-31.1--CERTIFICATION
EX-31.2--CERTIFICATION
EX-32.1--CERTIFICATION
EX-32.2--CERTIFICATION

PART I

Item 1. Financial Statements

Citigroup Emerging CTA Portfolio L.P.
Statements of Financial Condition
(Unaudited)

	June 30,	December 31,
	2009	2008
Assets:
Investment in Partnerships, at fair value	$63,361,155	$51,209,248
Equity in trading account:
Cash	84,024,538	116,717,439
Cash margin	17,807,426	7,320,973
Net unrealized appreciation on open futures contracts	1,607,758	4,286,597
Net unrealized appreciation on open forward contracts	198,073	581,962

	166,998,950	180,116,219
Interest receivable	8,396	2,371

Total assets	$167,007,346	$180,118,590

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage commissions	$487,105	$525,346
Management fees	277,389	299,205
Administrative fees	69,347	74,801
Incentive fees	614,533	2,574,101
General Partner incentive fees	—	1,750,838
Other	86,921	69,951
Redemptions payable	2,844,175	7,578,559

Total liabilities	4,379,470	12,872,801

Partners’ Capital:
General Partner, 129.0000 Unit equivalents outstanding at June 30, 2009 and December 31, 2008, respectively	186,476	194,329
Limited Partners, 112,373.5448 and 110,892.2887 Redeemable Units of Limited Partnership Interest outstanding at June 30, 2009 and December 31, 2008, respectively	162,441,400	167,051,460

Total partners’ capital	162,627,876	167,245,789

Total liabilities and partners’ capital	$167,007,346	$180,118,590

See accompanying notes to financial statements.

Citigroup Emerging CTA Portfolio L.P.
Schedule of Investments
June 30, 2009
(Unaudited)

	Notional ($)/ Number of		% of Partners’
	Contracts	Fair Value	Capital

Futures Contracts Purchased
Currencies	219	$(69,655)	(0.04)%
Energy	239	(91,625)	(0.06)
Grains	172	(786,987)	(0.48)
Indices	31	270	0.00 *
Interest Rates U.S.	1,533	182,394	0.11
Interest Rates Non-U.S.	1,854	887,019	0.55
Metals	9	(2,850)	(0.00)*
Softs	75	(9,253)	(0.01)

Total futures contracts purchased		109,313	0.07

Futures Contracts Sold
Currencies	154	(25,066)	(0.01)
Energy	329	87,661	0.05
Grains	754	1,659,154	1.02
Indices	782	(57,636)	(0.04)
Interest Rates U.S.	31	(388)	(0.00)*
Interest Rates Non-U.S.	61	(288,109)	(0.18)
Livestock	106	(66,760)	(0.04)
Metals	94	19,506	0.01
Softs	496	170,083	0.11

Total futures contracts sold		1,498,445	0.92

Unrealized Appreciation on Forward Contracts
Currencies	81,207,028	1,445,475	0.89
Metals	202	1,192,243	0.73

Total unrealized appreciation on forward contracts		2,637,718	1.62

Unrealized Depreciation on Forward Contracts
Currencies	88,338,972	(1,170,317)	(0.72)
Metals	215	(1,269,328)	(0.78)

Total unrealized depreciation on forward contracts		(2,439,645)	(1.50)

Investment in Partnerships
CMF Altis Partners Master Fund LP		28,873,263	17.76
CMF Avant Master Fund LP		16,040,995	9.86
CMF Sasco Master Fund LP		18,446,897	11.34

Total investment in Partnerships		63,361,155	38.96

Total fair value		$65,166,986	40.07%

*	Due to rounding.

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

Citigroup Emerging CTA Portfolio L.P.
Statements of Income and Expenses and Partners’ Capital
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Income:
Net gains (losses) on trading of commodity interests and investment in Partnerships:
Net realized gains (losses) on closed contracts	$(3,589,132)	$732,660	$2,410,437	$9,036,819
Net realized gains (losses) on investment in Partnerships	187,040	1,125,059	(2,526,293)	6,322,214
Change in net unrealized gains (losses) on open contracts	4,648,121	2,213,955	(3,062,728)	1,718,832
Change in net unrealized gains (losses) on investment in Partnerships	1,432,207	9,115,423	2,658,497	8,475,130

Gain (loss) from trading, net	2,678,236	13,187,097	(520,087)	25,552,995
Interest income	27,145	405,510	60,620	940,387
Interest income from investment in Partnerships	14,933	159,261	28,719	417,788

Total income (loss)	2,720,314	13,751,868	(430,748)	26,911,170

Expenses:
Brokerage commissions including clearing fees	1,747,295	1,520,462	3,478,834	2,894,361
Management fees	826,349	782,933	1,668,072	1,510,984
Administrative fees	206,586	201,211	417,017	383,225
Incentive fees	614,533	1,688,543	914,653	2,725,081
General Partner incentive fees	—	531,307	—	1,033,241
Other	153,524	56,324	253,506	99,562

Total expenses	3,548,287	4,780,780	6,732,082	8,646,454

Net income (loss)	(827,973)	8,971,088	(7,162,830)	18,264,716
Additions — Limited Partners	12,495,000	11,460,000	25,325,000	22,531,000
Proceeds from Limited Partners redemption fees	22,973	—	222,349	—
Redemptions — Limited Partners	(8,844,638)	(9,609,507)	(23,002,432)	(16,089,584)

Net increase (decrease) in Partners’ Capital	2,845,362	10,821,581	(4,617,913)	24,706,132
Partners’ Capital, beginning of period	159,782,514	152,818,355	167,245,789	138,933,804

Partners’ Capital, end of period	$162,627,876	$163,639,936	$162,627,876	$163,639,936

Net Asset Value per Unit (112,502.5448 and 115,496.8842 Units outstanding at June 30, 2009 and 2008, respectively)	$1,445.55	$1,416.83	$1,445.55	$1,416.83

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$(7.26)	$75.04	$(62.82)	$154.85

See accompanying notes to financial statements.

Citigroup Emerging CTA Portfolio L.P.
Notes to Financial Statements
June 30, 2009
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

Citigroup Managed Futures LLC, a Delaware Limited Liability Company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. Through July 31, 2009, the General Partner was wholly owned by Citigroup Global Markets Holdings Inc. (“CGMHI”), a wholly owned subsidiary of Citigroup Inc. (“Citigroup”). On July 31, 2009, the General Partner was transferred from CGMHI to Morgan Stanley Smith Barney Holdings LLC, as further described in Item 5, “Other Information.”

Citigroup Global Markets Inc. (“CGM”) is the commodity broker and a selling agent for the Partnership. CGM is an affiliate of the General Partner and is wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of CGMHI.

As of June 30, 2009, all trading decisions are made for the Partnership by its seven trading advisors (the “Advisors”) either directly, through individually managed accounts, or indirectly, through investments in other collective investment vehicles. The Advisors are not affiliated with one another, are not affiliated with the General Partner or CGM and are not responsible for the organization or operation of the Partnership.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at June 30, 2009 and December 31, 2008 and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2009 and 2008. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2008.

The General Partner and each Limited Partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no Limited Partner shall be liable for obligations of the Partnership in excess of their initial capital contribution and profits, if any, net of distributions.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Partnership’s Statements of Financial Condition through August 14, 2009, which is the date the financial statements were issued. As a result, actual results could differ from these estimates.
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
June 30, 2009
(Unaudited)

2.	Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and six months ended June 30, 2009 and 2008 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net realized and unrealized gains (losses) *	$8.14	$97.86	$(35.11)	$192.26
Interest income	0.37	4.80	0.79	11.63
Expenses **	(15.77)	(27.62)	(28.50)	(49.04)

Increase (decrease) for the period	(7.26)	75.04	(62.82)	154.85
Proceeds from Limited Partners early redemption fees	0.20	—	1.94	—
Net Asset Value per Redeemable Unit Limited Partnership Interest, beginning of period	1,452.61	1,341.79	1,506.43	1,261.98

Net Asset Value per Redeemable Unit Limited Partnership Interest, end of period	$1,445.55	$1,416.83	$1,445.55	$1,416.83

*  Includes brokerage commissions.

** Excludes brokerage commissions.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Ratios to Average Net Assets:***
Net investment income (loss) before incentive fees****	(7.2)%	(5.1)%	(7.1)%	(4.6)%

Operating expense	7.3%	6.6%	7.2%	6.4%
Incentive fees	0.4%	1.4%	0.6%	2.5%

Total expenses	7.7%	8.0%	7.8%	8.9%

Total return:
Total return before incentive fees	(0.1)%	7.1%	(3.5)%	15.0%
Incentive fees	(0.4)%	(1.5)%	(0.5)%	(2.7)%

Total return after incentive fees	(0.5)%	5.6%	(4.0)%	12.3%

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

Citigroup Emerging CTA Portfolio L.P.
Notes to Financial Statements
June 30, 2009
(Unaudited)

The customer agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition. The Partnership nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition as the criteria under Financial Accounting Standards Board (“FASB”) Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts” (“FIN No. 39”) have been met.

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the six and twelve months ended June 30, 2009 and December 31, 2008, based on a monthly calculation, were $271,269 and $2,820,552, respectively. The fair values of these commodity interests, including options and swaps thereon, if applicable, at June 30, 2009 and December 31, 2008, were $1,805,831 and $4,868,559, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on other measures of fair values deemed appropriate by the General Partner.

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions.

The Partnership adopted Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”) as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. FAS 161 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition or Statements of Income and Expenses and Partners’ Capital. The contracts outstanding at the period ended June 30, 2009, are indicative of volume traded during the period. See the Schedule of Investments. The following table indicates the fair values of derivative instruments of futures and forward contracts as separate assets and liabilities.

	June 30, 2009		June 30, 2009
Assets		Assets
Futures Contracts		Forward Contracts
Currencies	$129,063	Currencies	$1,445,475
Energy	258,883	Metals	1,192,243

Grains	1,674,149
Indices	273,458
Interest Rates U.S.	316,711
Interest Rates Non-U.S.	975,430
Metals	40,405
Softs	276,837

Total unrealized appreciation on open futures contracts	$3,944,936	Total unrealized appreciation on open forward contracts	$2,637,718

Liabilities		Liabilities
Futures Contracts		Forward Contracts
Currencies	$(223,784)	Currencies	$(1,170,317)
Energy	(262,848)	Metals	(1,269,328)

Grains	(801,983)

Indices	(330,823)
Interest Rates U.S.	(134,704)
Interest Rates Non-U.S.	(376,520)
Livestock	(66,760)
Metals	(23,749)
Softs	(116,007)

Total unrealized depreciation on open futures contracts	$(2,337,178)	Total unrealized depreciation on open forward contracts	$(2,439,645)

Net unrealized appreciation on open futures contracts	$1,607,758 *	Net unrealized appreciation on open forward contracts	$198,073 **

*	This amount is included in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

**	This amount is included in “Net unrealized appreciation on open forward contracts” on the Statements of Financial Condition.

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and six months ended June 30, 2009.

	Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009
Sector	Gain (loss) from trading	Gain (loss) from trading
Currencies	$1,112,024	$718,056
Energy	(730,005)	473,157
Grains	1,644,014	1,609,265
Indices	(656,205)	1,533,295
Interest Rates U.S.	(708,204)	(2,034,106)
Interest Rates Non-U.S.	633,234	(1,916,311)
Livestock	149,200	(126,911)
Softs	232,267	311,120
Metals	(617,336)	(1,219,856)

Total	$1,058,989	$(652,291)

4.	Fair Value Measurements:

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

Fair Value Measurements. The Partnership and the Funds (as defined in note 5 “Investment in Partnerships”) adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) as of January 1, 2008, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership and the Funds did not apply the deferral allowed by FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FAS 157-2”), for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

The Partnership and the Funds consider prices for exchange traded commodity futures, forwards and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of non-exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available, are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership

Citigroup Emerging CTA Portfolio L.P.
Notes to Financial Statements
June 30, 2009
(Unaudited)

interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. As of June 30, 2009 and December 31, 2008, the Partnership and the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable Inputs
	6/30/2009	Assets (Level 1)	(Level 2)	(Level 3)

Assets
Investment in Partnerships	$63,361,155	$—	$63,361,155	$—
Futures	1,607,758	1,607,758	—	—
Forwards	275,158	—	275,158	—

Total assets	$65,244,071	$1,607,758	$63,636,313	—

Liabilities
Forwards	$77,085	$77,085	$—	$—

Total liabilities	77,085	77,085	—	—

Total fair value	$65,166,986	$1,530,673	$63,636,313	$—

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable Inputs
	12/31/2008	Assets (Level 1)	(Level 2)	(Level 3)

Assets
Investment in Partnerships	$51,209,248	$—	$51,209,248	$—
Futures	4,286,597	4,286,597	—	—
Forwards	581,962	68,955	513,007	—

Total fair value	$56,077,807	$4,355,552	$51,722,255	$—

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

Citigroup Emerging CTA Portfolio L.P.
Notes to Financial Statements
June 30, 2009
(Unaudited)

On May 1, 2009 the assets allocated to Sasco Energy Partners LLC (“Sasco”) for trading were invested in the CMF Sasco Master Fund L.P. (“Sasco Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 16,437.9008 Units of Sasco Master with cash equal to $16,364,407 and a contribution of open commodity futures contracts with a fair value of $(1,325,727). Sasco Master was formed in order to permit accounts managed now or in the future by Sasco using the Energy Program, to invest together in one trading vehicle. The General Partner is also the general partner of Sasco Master. Individual and pooled accounts currently managed by Sasco, including the Partnership are permitted to be limited partners of Sasco Master. The General Partner and Sasco believe that trading through this structure should promote efficiency and economy in the trading process.

Altis Master’s, Avant Master’s and Sasco Master’s (the “Funds”) trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. The Funds engage in such trading through commodity brokerage accounts maintained with CGM.

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

At June 30, 2009 and December 31, 2008, the Partnership owned approximately 34.0% and 35.7%, respectively, of Altis Master. At June 30, 2009 and December 31, 2008, the Partnership owned approximately 100% and 30.1%, respectively, of Avant Master. At June 30, 2009, the Partnership owned approximately 63.9% of Sasco Master, respectively. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same and the redemption rights are not affected.

Summarized information reflecting the Total Assets, Liabilities and Capital of the Funds are shown in the following tables.

	June 30, 2009
	Total Assets	Total Liabilities	Total Capital
Altis Master	$84,903,096	$9,439	$84,893,657
Avant Master	17,576,029	1,536,476	16,039,553
Sasco Master	28,893,296	46,435	28,846,861

Total	$131,372,421	$1,592,350	$129,780,071

	December 31, 2008
	Total Assets	Total Liabilities	Total Capital
Altis Master	$99,300,545	$17,963	$99,282,582
Avant Master	67,629,391	15,257,355	52,372,036

Total	$166,929,936	$15,275,318	$151,654,618

Citigroup Emerging CTA Portfolio L.P.
Notes to Financial Statements
June 30, 2009
(Unaudited)

Summarized information reflecting the Partnership’s investments in, and the operations of, the Funds are as shown in the following tables.

	June 30, 2009
	% of		For the three months ended June 30, 2009
	Partnership’s			Expenses		Net Income	Investment	Redemption
	Net Assets	Fair Value	Income (Loss)	Commissions	Other	(Loss)	Objective	Permitted
Altis Master	17.76%	$28,873,263	$(57,924)	$6,637	$4,375	$(68,936)	Commodity Portfolio	Monthly
Avant Master	9.86%	16,040,995	682,233	10,610	10,144	661,479	Energy Markets	Monthly
Sasco Master	11.34%	18,446,897	1,009,871	121,060	40,115	848,696	Energy Markets	Monthly

Total		$63,361,155	$1,634,180	$138,307	$54,634	$1,441,239

	June 30, 2009
	% of		For the six months ended June 30, 2009
	Partnership’s			Expenses		Net Income	Investment	Redemption
	Net Assets	Fair Value	Income (Loss)	Commissions	Other	(Loss)	Objective	Permitted
Altis Master	17.76%	$28,873,263	$(1,802,523)	$21,062	$8,203	$(1,831,788)	Commodity Portfolio	Monthly
Avant Master	9.86%	16,040,995	953,575	21,977	16,592	915,006	Energy Markets	Monthly
Sasco Master	11.34%	18,446,897	1,009,871	121,060	40,115	848,696	Energy Markets	Monthly

Total		$63,361,155	$160,923	$164,099	$64,910	$(68,086)

	December 31, 2008
	% of		For the three months ended June 30, 2008
	Partnership’s			Expenses		Net Income	Investment	Redemption
	Net Assets	Fair Value	Income (Loss)	Commissions	Other	(Loss)	Objective	Permitted
Altis Master	21.19%	$35,435,099	$8,600,106	$12,704	$3,415	$8,583,987	Commodity Portfolio	Monthly
Avant Master	9.43%	15,774,149	1,799,637	12,600	4,466	1,782,571	Energy Markets	Monthly

Total		$51,209,248	$10,399,743	$25,304	$7,881	$10,366,558

	December 31, 2008
	% of		For the six months ended June 30, 2008
	Partnership’s			Expenses		Net Income	Investment	Redemption
	Net Assets	Fair Value	Income (Loss)	Commissions	Other	(Loss)	Objective	Permitted
Altis Master	21.19%	$35,435,099	$11,664,019	$31,355	$7,051	$11,625,613	Commodity Portfolio	Monthly
Avant Master	9.43%	15,774,149	3,551,113	27,042	8,242	3,515,829	Energy Markets	Monthly

Total		$51,209,248	$15,215,132	$58,397	$15,293	$15,141,442

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
June 30, 2009
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

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its (i) investment in Partnerships (ii) equity in trading account, consisting of cash, net unrealized depreciation on open futures contracts and unrealized depreciated on open forward contracts and (iii) distribution and interest receivables. Because of the low margin deposits normally required in futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investment and investment in other partnerships. While substantial losses could lead to a material decrease in liquidity, no such losses occurred in the second quarter of 2009.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.
     For the six months ended June 30, 2009, Partnership capital decreased 2.8% from $167,245,789 to $162,627,876. This decrease was attributable to a net loss from operations of $7,162,830 coupled with redemption of 15,835.6666 Redeemable Units of Limited Partnership Interest resulting in an outflow of $23,002,432, which was partially offset by the additional sales of 17,316.9227 Redeemable Units of Limited Partnership Interest totaling $25,325,000 and proceeds from Limited Partners redemption fees totaling $222,349. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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
     Statement of Cash Flows. The Partnership has elected not to provide a Statement of Cash Flows as permitted by FAS 102.
     Investments. All commodity interests (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses and Partner’s Capital.
     Fair Value Measurements. The Partnership and the Funds adopted SFAS 157 as of January 1, 2008, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Partnership did not apply the deferral allowed by FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.
     The Partnership and the Funds consider prices for exchange traded commodity futures, forwards and options contracts to be based on quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available, are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. As of June 30, 2009, the Partnership did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
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
     The Partnership does not isolate that portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in net gain (loss) on investments in the Statements of Income and Expenses and Partners’ Capital.
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
     In 2007, the Partnership adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner has continued to evaluate the application of FIN 48 and has concluded that the adoption of FIN 48 had no impact on the operations of the Partnership for the six months ended June 30, 2009 and that no provision for income tax is required in the Partnership’s financial statements.
     The following is the major tax jurisdiction for the Partnership and the earliest tax year subject to examination: United States — 2005.
     Recent Accounting Pronouncements. In 2009, the Partnership adopted FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). The FSP reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The FSP 157-4 also reaffirms the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. The application of the FSP 157-4 is required for interim and annual reporting periods ending after June 15, 2009. Management has concluded that based on available information in the marketplace, there has not been a decrease in the volume and level of activity in the Partnership’s Level 2 assets and liabilities. The adoption of the FSP 157-4 had no effect on the Partnership’s Financial Statements.
     Subsequent Events. In 2009, the Partnership adopted FASB Statement of Accounting Standards No. 165, “Subsequent Events” (“SFAS 165”). The objective of SFAS 165 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.

Results of Operations

During the Partnership’s second quarter of 2009, the Net Asset Value per Redeemable Unit decreased 0.5% from 1,452.61 to $1,445.55 as compared to an increase of approximately 5.6% in the second quarter of 2008. The Partnership experienced a net trading gain (comprised of realized gains (losses) on closed positions and changes in unrealized gains (losses) on open positions and investment in partnerships) before brokerage commissions and related fees in the second quarter of 2009 of $2,678,236. Gains were primarily attributed to the trading in currencies, energy, grains, non-U.S. interest rates, livestock, and softs and were partially offset by losses in U.S. interest rates, metals, indices and lumber. The Partnership experienced a net trading gain (comprised of realized gains (losses) on closed positions and changes in unrealized gains (losses) on open positions and investment in partnerships) before brokerage commissions and related fees in the second quarter of 2008 of $13,187,097. Gains were primarily attributed to the trading in energy, grains, non-U.S. interest rates, softs, indices and lumber and were partially offset by losses in currencies, U.S. interest rates, livestock and metals.

The markets expressed a broad increase in risk tolerance during the second quarter of 2009 as government programs encouraged the releveraging of the financial system. Equities and crude oil rose, while yield curves steepened and the U.S. dollar fell. The positive economic sentiment returned in April and spilled over into May as investors became increasingly convinced that the worst of the crisis was behind them. However, this optimism turned towards the end of the quarter due to some worse than expected economic data, fears about the lack of action by the European Central Bank and a lack of clarity in the economic environment. The Partnership realized losses for the quarter, primarily in energy, fixed income and metals markets.

Improving economic conditions and stalling inventory growth saw WTI crude oil prices rally to six month highs. Prices were also supported by refinery fires in the U.S. and supply disruptions in Nigeria, which resulted in losses for the sector. Losses were recorded in fixed income as prices of long-dated bonds fell. U.S. fixed income continues to be buffeted by supply and demand factors. While the U.S. Treasury continued to sell record levels of debt to finance various stimulus packages, the Federal Reserve was seen purchasing Treasury Securities as part of their quantitative easing activities. In base metals, losses were realized in trading aluminum as prices whipsawed in the second half of the second quarter of 2009.

During the Partnership’s six months ended June 30, 2009, the Net Asset Value per Redeemable Unit decreased 4.0% from 1,506.43 to $1,445.55 as compared to an increase of approximately 12.3% in the six months ended June 30, 2008. The Partnership experienced a net trading loss (comprised of realized gains (losses) on closed positions and changes in unrealized gains (losses) on open positions and investment in partnerships) before brokerage commissions and related fees in the six months ended June 30, 2009 of $520,087. Losses were primarily attributed to the trading in currencies, U.S. and non-U.S. interest rates, metals and softs and were partially offset by gains in energy, grains, livestock, indices and lumber. The Partnership experienced a net trading gain (comprised of realized gains (losses) on closed positions and changes in unrealized gains (losses) on open positions and investment in partnerships) before brokerage commissions and related fees in the six months ended June 30, 2008 of $25,552,995. Gains were primarily attributed to the trading in currencies, energy, grains, U.S. and non-U.S. interest rates, metals, softs, indices and lumber and were partially offset by losses in livestock.

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

Interest income is earned on 100% of the Partnership’s average daily equity maintained in cash in its account during each month at the 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. CGM may continue to maintain the Partnership’s assets in cash and/or place all of the Partnership’s assets in 90-day Treasury bills and pay the Partnership 100% of the interest earned on Treasury bills purchased. Interest income for the three and six months ended June 30, 2009 decreased by $522,693 and $1,268,836, respectively, as compared to the corresponding periods in 2008. The decrease is due to lower U.S. Treasury bill rates as compared to the corresponding periods in 2008. The interest earned at the investment in partnerships level is included in the Partnership’s share of overall net income (loss) allocated from the Funds.

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Brokerage commissions and fees for the three and six months ended June 30, 2009 increased by $226,833 and $584,473, respectively, as compared to the corresponding periods in 2008. The increase in brokerage commissions and fees is primarily due to higher average adjusted net assets during the three and six months ended June 30, 2009, as compared to the corresponding periods in 2008.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Management fees for the three and six months ended June 30, 2009 increased by $43,416 and $157,088, respectively, as compared to the corresponding periods in 2008. The increase of management fees is due to higher average adjusted net assets during the three and six months ended June 30, 2009, as compared to the corresponding periods in 2008.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Administrative fees for the three and six months ended June 30, 2009 increased by $5,375 and $33,792, respectively, as compared to the corresponding periods in 2008. The increase in administrative fees is due to higher average adjusted net assets during the three and six months ended June 30, 2009, as compared to the corresponding periods in 2008.

Incentive fees paid by the Partnership are based on the new trading profits generated by each Advisor at the end of the quarter, as defined in the management agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and six months ended June 30, 2009 resulted in incentive fees of $614,533 and $914,653 respectively. Trading performance for the three and six months ended June 30, 2008, resulted in incentive fees of $2,219,850 and $3,758,322 respectively.

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

The following tables indicate the trading Value at Risk associated with the Partnership’s investments and investments in other Partnerships by market category as of June 30, 2009 and the highest, lowest and average value during the three months ended June 30, 2009. All open contracts trading risk exposures have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008. As of June 30, 2009, the Partnership’s total capital was $162,627,876.

June 30, 2009
(Unaudited)

			Three Months Ended June 30, 2009
	Value at	% of Total	High	Low	Average Value
Market Sector	Risk	Capital	Value at Risk	Value at Risk	at Risk*

Currencies	$3,619,628	2.22%	$8,246,502	$3,532,381	$6,393,846
Energy	898,007	0.55%	14,726,004	537,777	5,321,633
Grains	1,330,133	0.82%	1,330,133	254,275	750,186
Interest Rates U.S.	1,933,809	1.19%	2,930,108	686,319	1,878,982
Interest Rates Non-U.S.	2,897,677	1.78%	3,623,604	1,474,324	2,795,266
Livestock	145,530	0.10%	384,144	60,750	190,971
Metals	693,337	0.42%	1,190,742	391,790	768,798
Softs	913,267	0.56%	938,083	435,790	711,889
Indices	4,302,791	2.65%	4,679,972	10,000	2,167,742

Total	$16,734,179	10.29%

*	Average month-end Values at Risk

As of June 30, 2009, Altis Master’s total capital was $84,893,657. The Partnership owned approximately 34.0% of Altis Master.

June 30, 2009
(Unaudited)

			Three months ended June 30, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capital	Value at Risk	Value at Risk	Value at Risk*

Currencies	$1,747,946	2.06%	$1,940,441	$851,727	$1,367,987
Energy	1,011,103	1.19%	2,143,145	1,011,103	1,506,509
Grains	493,049	0.58%	698,597	319,102	530,722
Interest Rates U.S.	379,512	0.45%	1,317,330	345,620	836,690
Interest Rates Non-U.S.	1,249,102	1.47%	1,818,335	974,328	1,412,354
Livestock	173,070	0.20%	266,895	126,014	194,043
Metals	1,565,322	1.84%	1,740,683	507,229	1,268,397
Softs	477,137	0.56%	782,168	310,795	498,749
Indices	1,040,595	1.23%	1,692,522	38,250	1,136,022
Lumber	4,950	0.01%	46,200	4,950	27,602

Total	$8,141,786	9.59%

*	Average month-end Values at Risk

As of June 30, 2009, Avant Master’s total capital was $16,039,553. The Partnership owned approximately 100% of Avant Master.

June 30, 2009
(Unaudited)

			Three months ended June 30, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capital	Value at Risk	Value at Risk	Value at Risk*

Energy	$2,487,831	15.51%	$3,685,389	$2,252,948	$2,918,148

Totals	$2,487,831	15.51%

*	Average of month-end Values at Risk

As of June 30, 2009, Sasco Master’s total capital was $28,846,861. The Partnership owned approximately 63.9% of Sasco Master.

June 30, 2009
(Unaudited)

			Three Months Ended June 30, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*

Energy	$5,314,060	18.42%	$12,757,216	$164,835	$5,294,344

Totals	$5,314,060	18.42%

*	Average of month-end Values at Risk

Item 4T.	Controls and Procedures

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership on the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods expected in the Commission’s rules and forms. Disclosed controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Partnership in the reports it files is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2009 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended June 30, 2009 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The following information supplements and amends our discussion set forth under Part I, Item 3 “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009. There are no material legal proceedings pending against the Partnership or the General Partner.
Enron-Related Civil Actions
     On May 14, 2009, a settlement agreement was executed among the parties in Acquisition Partners, L.P., et al. v. J.P. Morgan Chase & Co., et al., and Avenue Capital Management II, L.P., et al. v. J.P. Morgan Chase & Co., et al. On June 3, 2009, a settlement agreement was executed among the parties in UniCredito Italiano, SpA, et al. v. J.P. Morgan Chase Bank, et. al. The three actions, which were consolidated and pending trial in the United States District Court for the Southern District of New York, were brought against Citigroup and certain of its affiliates, including CGM) and JPMorgan Chase and certain of its affiliates, in their capacity as co-agents on certain Enron revolving credit facilities. Pursuant to the settlements, the cases were dismissed with prejudice.
Subprime Mortgage-Related Litigation
     On May 7, 2009, Buckingham v. Citigroup Inc., et al. and Chen v. Citigroup Inc., et al. were consolidated with In re Citigroup Inc. Bond Litigation.
     On May 11, 2009, a putative class action Asher, et al. v. Citigroup Inc., et al. was filed in the United States District Court for the Southern District of New York alleging violations of the Securities Act of 1933 in connection with plaintiffs’ investments in certain offerings of preferred stock issued by the Citigroup. On May 15, 2009, plaintiffs in In re Citigroup Inc. Bond Litigation requested that Asher, et al. v. Citigroup Inc., et al. and Pellegrini v. Citigroup Inc., et al. be consolidated with In re Citigroup Inc. Bond Litigation.
     On May 20, 2009, Epirus Capital Management, LLC, et al. v. Citigroup Inc., et al. was designated as related to In re Citigroup Inc. Securities Litigation. On June 10 and June 24, 2009, defendants filed motions to dismiss the verified complaint.
Auction Rate Securities-Related Litigation
     Securities Actions.    On June 10, 2009, the Judicial Panel on Multidistrict Litigation granted CGM’s motion to transfer American Eagle Outfitters, Inc., et al. v. Citigroup Global Markets Inc. from the United States District Court for the Western District of Pennsylvania to the United States District Court for the Southern District of New York, where it will be coordinated with In re Citigroup Inc. Auction Rate Securities Litigation and Finn v. Smith Barney, et al. On June 17, 2009, the Judicial Panel on Multidistrict Litigation issued an order conditionally transferring three other individual auction rate securities actions pending against CGM in other federal courts to the United States District Court for the Southern District of New York. Plaintiffs in those actions have opposed their transfer.
     On April 1, 2009, Texas Instruments Inc. v. Citigroup Global Markets Inc. et al. was filed in Texas state court asserting violations of state securities law by CGM, BNY Capital Markets, Inc. and Morgan Stanley & Co., Inc. Defendants removed the case to the United States District Court for the Northern District of Texas, and plaintiff has moved to have it remanded to state court. On May 8, 2009, CGM filed a motion to sever the claims against it from the claims against its co-defendants.
     Governmental and Regulatory Actions.    Citigroup and certain of its affiliates are subject to formal and informal investigations, as well as subpoenas and/or requests for information, from various governmental and self-regulatory agencies relating to auction rate securities. Citigroup and its affiliates are cooperating fully and are engaged in discussions on these matters.

Falcon and ASTA/MAT-Related Litigation
     Marie Raymond Revocable Trust, et al. v. MAT Five LLC, et al.    On June 19, 2009, the Delaware Supreme Court denied the appeal of the settlement objectors from the Delaware Chancery Court’s approval of the settlement of this matter and affirmed the order approving the settlement.
     In re MAT Five Securities Litigation.    On July 8, 2009, the United States District Court for the Southern District of New York approved the voluntary dismissal of this action.
     ECA Acquisitions, Inc., et al. v. MAT Three LLC, et al.    On May 1, 2009, the United States District Court for the Southern District of New York denied plaintiffs’ motion to remand this action to state court. On July 15, 2009, plaintiffs filed an amended complaint.
     Zentner v. Citigroup, et al.    (Putative class action concerning In re MAT Two Securities Litigation, In re MAT Three Securities Litigation and In re MAT Five Securities Litigation.) On July 8, 2009, the United States District Court for the Southern District of New York dismissed this action, without prejudice, in connection with the dismissal of In re MAT Five Securities Litigation.
     Zentner v. Citigroup, et al.    (Putative class action concerning Falcon Plus.) On May 19, 2009, the New York Supreme Court issued a letter order, stating that it would approve a settlement of plaintiff’s individual claims. Plaintiff filed a stipulation dismissing this action on July 6, 2009.
Other Matters
     Underwriting Actions. In its capacity as a member of various underwriting syndicates, CGM has been named as a defendant in several subprime-related actions asserted against various issuers of debt and other securities. Most of these actions involve claims asserted on behalf of putative classes of purchasers of securities for alleged violations of Sections 11 and 12(a)(2) of the Securities Act of 1933.
     American Home Mortgage.    On July 7, 2009, lead plaintiffs filed a motion in In re American Home Mortgage Securities Litigation for preliminary approval of settlements reached with all defendants (including Citigroup and CGM).
     American International Group.    On March 20, 2009, four putative class actions were consolidated by the United States District Court for the Southern District of New York under the caption In re American International Group, Inc. 2008 Securities Litigation. Plaintiffs filed a consolidated amended complaint on May 19, 2009. These actions allege violations of Sections 11, 12, and 15 of the Securities Act of 1933 arising out of allegedly false and misleading statements contained in the registration statements and prospectuses issued in connection with offerings of American International Group debt securities and common stock, some of which were underwritten by CGM.

Item 1A.	Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and under Part II, Item A “Risk Factors” in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended June 30, 2009 there were additional sales to Limited Partners of 8,669.9375 Redeemable Units of Limited Partnership Interest totaling $12,495,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options, forwards and swap contracts.

These units were purchased by accredited investors as defined in Regulation D. The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
			(c) Total Number of	(or Approximate
			Redeemable	Dollar Value) of
		(b) Average	Units Purchased	Redeemable Units
	(a) Total Number of	Price Paid per	as Part of	that May Yet Be
	Redeemable	Redeemable	Publicly Announced	Purchased Under the
Period	Units Purchased*	Unit**	Plans or Programs	Plans or Programs
April 1, 2009 – April 30, 2009	2,842.3606	$1,415.99	N/A	N/A
May 1, 2009 – May 31, 2009	1,354.3015	$1,458.84	N/A	N/A
June 1, 2009 – June 30, 2009	1,967.5383	$1,445.55	N/A	N/A
Total	6,164.2004	$1,434.84

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

Morgan Stanley/Citigroup Joint Venture

On June 1, 2009, Morgan Stanley and Citigroup entered into a joint venture that combined Morgan Stanley’s Global Wealth Management Group and the Smith Barney division of CGM. The joint venture created Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings owns Morgan Stanley Smith Barney LLC (“MSSB”), a newly registered non-clearing futures commission merchant and a member of the National Futures Association. MSSB acts as an additional selling agent for the Partnership. As of July 31, 2009, Morgan Stanley, indirectly through various subsidiaries, owns 51% of MSSB Holdings, CGM directly owns 49% of MSSB Holdings, and Citigroup, indirectly through its intermediate subsidiaries, wholly owns CGM.

Item 6.	Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference to the exhibit index of the Annual Report on Form 10-K for the year ended December 31, 2008.

Exhibit – 10 – Joinder Agreement among the Partnership, Citigroup Managed Futures LLC, Citigroup Global Markets Inc. and Morgan Stanley Smith Barney LLC.

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

CITIGROUP EMERGING CTA PORTFOLIO L.P.

By:	Citigroup Managed Futures LLC (General Partner)

By:	/s/ Jerry Pascucci Jerry Pascucci President and Director

Date:	August 14, 2009

By:	/s/ Jennifer Magro Jennifer Magro Chief Financial Officer and Director

Date:	August 14, 2009