Form 10-Q
period 2009-09-30
EMERGING CTA PORTFOLIO LP
filed 2009-11-16
CIK 1269190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period ended September 30, 2009

OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 0-53211

EMERGING CTA PORTFOLIO L.P.

(Exact name of registrant as specified in its charter)

New York	04-3768983

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.	)

c/o Ceres Managed Futures LLC
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

Yes    No X

As of October 31, 2009, 115,797.5795 Limited Partnership Redeemable Units were outstanding.

EMERGING CTA PORTFOLIO L.P.

FORM 10-Q

INDEX

		Page
		Number

PART I - Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at September 30, 2009 and December 31, 2008 (unaudited)	3
	Schedules of Investments at September 30, 2009 and December 31, 2008 (unaudited)	4 – 5
	Statements of Income and Expenses and Changes in Partners’ Capital for the three and nine months ended September 30, 2009 and 2008 (unaudited)	6
	Notes to Financial Statements (unaudited)	7 – 15
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16 – 19
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20 – 22
Item 4.	Controls and Procedures	23
PART II - Other Information		24 – 28
Exhibits
Ex. 3.1(c) Certificate of Amendment of the Certificate of Limited Partnership dated September 19, 2008
Ex. 10.11 Form of Subscription Agreement
Ex. 31.1 Certification
Ex. 31.2 Certification
Ex. 32.1 Certification
Ex. 32.2 Certification

PART I

Item 1. Financial Statements

Emerging CTA Portfolio L.P.
Statements of Financial Condition
(Unaudited)

	September 30,	December 31,
	2009	2008
Assets:
Investment in Partnerships, at fair value	$64,707,815	$51,209,248
Equity in trading account:
Cash	76,643,470	116,717,439
Cash margin	23,444,601	7,320,973
Net unrealized appreciation on open futures contracts	3,882,654	4,286,597
Net unrealized appreciation on open forward contracts	1,553,080	581,962

	170,231,620	180,116,219
Interest receivable	5,416	2,371

Total assets	$170,237,036	$180,118,590

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Brokerage commissions	$496,525	$525,346
Management fees	282,710	299,205
Administrative fees	70,677	74,801
Incentive fees	350,293	2,574,101
General Partner incentive fees	—	1,750,838
Other	114,625	69,951
Redemptions payable	2,672,807	7,578,559

Total liabilities	3,987,637	12,872,801

Partners’ Capital:
General Partner, 129.0000 Unit equivalents outstanding at September 30, 2009 and December 31, 2008, respectively	189,145	194,329
Limited Partners, 113,255.9948 and 110,892.2887 Redeemable Units of Limited Partnership Interest outstanding at September 30, 2009 and December 31, 2008, respectively	166,060,254	167,051,460

Total partners’ capital	166,249,399	167,245,789

Total liabilities and partners’ capital	$170,237,036	$180,118,590

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.
Schedule of Investments
September 30, 2009
(Unaudited)

	Notional ($)/ Number of		% of Partners’
	Contracts	Fair Value	Capital

Futures Contracts Purchased
Currencies	768	$887,708	0.53%
Energy	314	377,510	0.23
Grains	238	(34,388)	(0.02)
Indices	402	48,599	0.03
Interest Rates U.S.	1947	1,171,656	0.70
Interest Rates Non-U.S.	2730	924,697	0.56
Livestock	37	(7,600)	(0.00)*
Metals	221	223,840	0.13
Softs	335	347,221	0.21

Total futures contracts purchased		3,939,243	2.37

Futures Contracts Sold
Currencies	399	368,901	0.22
Energy	503	(286,491)	(0.17)
Grains	523	(125,139)	(0.08)
Indices	252	59,932	0.04
Interest Rates U.S.	33	(275)	(0.00)*
Interest Rates Non-U.S.	46	(15,134)	(0.01)
Livestock	140	(49,088)	(0.03)
Metals	5	(8,659)	(0.00)*
Softs	74	(636)	(0.00)*

Total futures contracts sold		(56,589)	(0.03)

Unrealized Appreciation on Forward Contracts
Currencies	162,813,940	2,829,040	1.70
Metals	272	1,864,807	1.12

Total unrealized appreciation on forward contracts		4,693,847	2.82

Unrealized Depreciation on Forward Contracts
Currencies	90,530,428	(1,204,699)	(0.72)
Metals	280	(1,936,068)	(1.17)

Total unrealized depreciation on forward contracts		(3,140,767)	(1.89)

Investment in Partnerships
CMF Altis Partners Master Fund LP		29,803,952	17.93
CMF Avant Master Fund LP		11,800,784	7.09
CMF Sasco Master Fund LP		23,103,079	13.90

Total investment in Partnerships		64,707,815	38.92

Total fair value		$70,143,549	42.19%

*	Due to rounding.

See accompanying notes to financial statements.

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

Emerging CTA Portfolio L.P.
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Income:
Net gains (losses) on trading of commodity interests and investment in Partnerships:
Net realized gains (losses) on closed contracts	$251,779	$1,013,993	$2,662,216	$10,050,812
Net realized gains (losses) on investment in Partnerships	(1,070,340)	3,039,302	(2,748,038)	9,361,516
Change in net unrealized gains (losses) on open contracts	3,629,903	(2,157,160)	567,175	(438,328)
Change in net unrealized gains (losses) on investment in Partnerships	2,723,369	(10,476,926)	5,858,998	(2,001,796)

Gain (loss) from trading, net	5,534,711	(8,580,791)	6,340,351	16,972,204
Interest income	27,897	441,567	88,517	1,381,952
Interest income from investment in Partnerships	17,696	166,801	46,415	584,591

Total income (loss)	5,580,304	(7,972,423)	6,475,283	18,938,747

Expenses:
Brokerage commissions including clearing fees	1,705,962	1,548,542	5,184,796	4,442,903
Management fees	837,357	807,173	2,505,429	2,318,157
Administrative fees	209,339	201,793	626,356	585,018
Incentive fees	350,293	595,943	1,264,946	3,321,024
General Partner incentive fees	—	(561,639)	—	471,602
Other	109,248	94,512	362,754	194,074

Total expenses	3,212,199	2,686,324	9,944,281	11,332,778

Net income (loss)	2,368,105	(10,658,747)	(3,468,998)	7,605,969
Additions — Limited Partners	8,047,000	15,300,000	32,046,273	37,831,000
Proceeds from Limited Partners redemption fees	16,213	—	238,562	—
Redemptions — Limited Partners	(6,809,795)	(6,496,530)	(29,812,227)	(22,586,114)

Net increase (decrease) in Partners’ Capital	3,621,523	(1,855,277)	(996,390)	22,850,855
Partners’ Capital, beginning of period	162,627,876	163,639,936	167,245,789	138,933,804

Partners’ Capital, end of period	$166,249,399	$161,784,659	$166,249,399	$161,784,659

Net Asset Value per Unit (113,384.9948 and 121,901.5513 Units outstanding at September 30, 2009 and 2008, respectively)	$1,466.24	$1,327.17	$1,466.24	$1,327.17

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$20.55	$(89.66)	$(42.27)	$65.19

Weighted average units outstanding	114,669.0768	121,854.6899	114,401.5556	118,565.7371

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.
Notes to Financial Statements
September 30, 2009
(Unaudited)

1.	General:

Emerging CTA Portfolio L.P. (formerly, Citigroup Emerging CTA Portfolio L.P.) (the “Partnership”) is a limited partnership which was organized on July 7, 2003 under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk.

Between December 1, 2003 (commencement of the offering period) and August 5, 2004, 20,872 redeemable units of Limited Partnership Interest (“Redeemable Units”) were sold at $1,000 per Redeemable Unit. The proceeds of the initial offering were held in an escrow account until August 6, 2004, at which time they were remitted to the Partnership for trading. The Partnership is authorized to sell 300,000 units and continues to offer Redeemable Units.

Ceres Managed Futures LLC (formerly Citigroup Managed Futures LLC), a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”), a newly registered non-clearing futures commission merchant and a member of the National Futures Association (“NFA”). Morgan Stanley, indirectly through various subsidiaries, owns 51% of MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership, owns 49% of MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.

As of September 30, 2009, all trading decisions are made for the Partnership by its seven trading advisors (the “Advisors”) either directly, through individually managed accounts, or indirectly, through investments in other collective investment vehicles. The Advisors are not affiliated with one another, are not affiliated with the General Partner or CGM and are not responsible for the organization or operation of the Partnership.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at September 30, 2009 and December 31, 2008 and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2009 and 2008. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2008.

The General Partner and each Limited Partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no Limited Partner shall be liable for obligations of the Partnership in excess of their initial capital contribution and profits, if any, net of distributions.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Partnership’s Statements of Financial Condition through November 16, 2009, which is the date the financial statements were issued. As a result, actual results could differ from these estimates.

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, also known as FASB Accounting Standards Codification (“ASC”) 105-10, “Generally Accepted Accounting Principles” (“ASC 105-10”) (the “Codification”). ASC 105-10 established the exclusive authoritative reference for U.S. GAAP for use in financial statements except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. Codification became the single source of authoritative accounting principles generally accepted in the United States and applies to all financial statements issued after September 15, 2009.
     The Partnership is not required to provide a Statement of Cash Flows as permitted by ASC 230-10 Statement of Cash Flows (formerly, FAS No. 102, “Statement of Cash Flows Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale”).

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.
Certain prior period amounts have been reclassified to conform to the current period presentation.

Emerging CTA Portfolio L.P.
Notes to Financial Statements
September 30, 2009
(Unaudited)

2.	Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net realized and unrealized gains (losses) *	$33.29	$(85.46)	$(1.82)	$106.80
Interest income	0.40	5.00	1.19	16.63
Expenses **	(13.14)	(9.20)	(41.64)	(58.24)

Increase (decrease) for the period	20.55	(89.66)	(42.27)	65.19
Proceeds from Limited Partners early redemption fees	0.14	—	2.08	—
Net Asset Value per Redeemable Unit Limited Partnership Interest, beginning of period	1,445.55	1,416.83	1,506.43	1,261.98

Net Asset Value per Redeemable Unit Limited Partnership Interest, end of period	$1,466.24	$1,327.17	$1,466.24	$1,327.17

*  Includes brokerage commissions.

** Excludes brokerage commissions.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Ratios to Average Net Assets:***
Net investment income (loss) before incentive fees****	(6.8)%	(5.1)%	(7.0)%	(4.8)%

Operating expense	6.9%	6.6%	7.1%	6.5%
Incentive fees	0.2%	—%	0.8%	2.5%

Total expenses	7.1%	6.6%	7.9%	9.0%

Total return:
Total return before incentive fees	1.6%	(6.3)%	(1.9)%	7.6%
Incentive fees	(0.2)%	—%	(0.8)%	(2.4)%

Total return after incentive fees	1.4%	(6.3)%	(2.7)%	5.2%

***  Annualized (other than incentive fees).

**** Interest income less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

3.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses and Changes in Partners’ Capital.

Emerging CTA Portfolio L.P.
Notes to Financial Statements
September 30, 2009
(Unaudited)

The customer agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition. The Partnership nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition as the criteria under ASC 210-20, Balance Sheet (formerly, FIN No. 39, “Offsetting of Amounts Related to Certain Contracts”) have been met.

All of the commodity interests owned by the Partnership are held for trading purposes. The average fair values of these interests during the nine and twelve months ended September 30, 2009 and December 31, 2008, based on a monthly calculation, were $1,487,280 and $2,820,552, respectively. The fair values of these commodity interests, including options and swaps thereon, if applicable, at September 30, 2009 and December 31, 2008, were $5,435,734 and $4,868,559, respectively. Fair values for exchange traded commodity futures and options are based on quoted market prices for those futures and options. Fair values for all other financial instruments for which market quotations are not readily available are based on other measures of fair values deemed appropriate by the General Partner.

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions.

The Partnership adopted ASC 815-10, Derivatives and Hedging (formerly, FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”) as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815-10 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition or Statements of Income and Expenses and Changes in Partners’ Capital. The contracts outstanding at the period ended September 30, 2009, are indicative of volume traded during the period. See the Schedule of Investments. The following table indicates the fair values of derivative instruments of futures and forward contracts as separate assets and liabilities.

	September 30, 2009		September 30, 2009
Assets		Assets
Futures Contracts		Forward Contracts
Currencies	$1,382,323	Currencies	$2,829,040
Energy	814,331	Metals	1,864,807

Grains	210,093
Indices	312,494
Interest Rates U.S.	1,180,262
Interest Rates Non-U.S.	1,111,324
Livestock	3,450
Metals	261,706
Softs	378,335

Total unrealized appreciation on open futures contracts	$5,654,318	Total unrealized appreciation on open forward contracts	$4,693,847

Liabilities		Liabilities
Futures Contracts		Forward Contracts
Currencies	$(125,714)	Currencies	$(1,204,699)
Energy	(723,312)	Metals	(1,936,068)

Grains	(369,619)

Indices	(203,963)
Interest Rates U.S.	(8,881)
Interest Rates Non-U.S.	(201,761)
Livestock	(60,138)
Metals	(46,525)
Softs	(31,751)

Total unrealized depreciation on open futures contracts	$(1,771,664)	Total unrealized depreciation on open forward contracts	$(3,140,767)

Net unrealized appreciation on open futures contracts	$3,882,654 *	Net unrealized appreciation on open forward contracts	$1,553,080 **

*	This amount is included in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

**	This amount is included in “Net unrealized appreciation on open forward contracts” on the Statements of Financial Condition.

Emerging CTA Portfolio L.P.
Notes to Financial Statements
September 30, 2009
(Unaudited)
The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2009.

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009
Sector	Gain (loss) from trading	Gain (loss) from trading
Currencies	$2,767,582	$3,485,640
Energy	(431,284)	41,872
Grains	420,633	2,029,897
Indices	(624,054)	909,241
Interest Rates U.S.	1,982,623	(51,483)
Interest Rates Non-U.S.	508,558	(1,407,753)
Livestock	61,448	(65,463)
Softs	(716,609)	(405,489)
Metals	(87,215)	(1,307,071)

Total	$3,881,682	$3,229,391

4.	Fair Value Measurements:

Investments. All commodity interests (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in futures trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses and Changes in Partners’ Capital.

Fair Value Measurements. The Partnership and the Funds (as defined in note 5 “Investment in Partnerships”) adopted ASC 820-10 Fair Value Measurements and Disclosures (formerly, FAS No.157, “Fair Value Measurements”) as of January 1, 2008, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
ASC 820-10 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership and the Funds did not apply the deferral allowed by ASC 820-10 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

The Partnership and the Funds consider prices for exchange traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available, are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership

Emerging CTA Portfolio L.P.
Notes to Financial Statements
September 30, 2009
(Unaudited)

interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. As of and for the periods ended September 30, 2009 and December 31, 2008, the Partnership and the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable Inputs
	9/30/2009	Assets (Level 1)	(Level 2)	(Level 3)

Assets
Investment in Partnerships	$64,707,815	$—	$64,707,815	$—
Futures	3,882,654	3,882,654	—	—
Forwards	1,624,341	—	1,624,341	—

Total assets	$70,214,810	$3,882,654	$66,332,156	$—

Liabilities
Forwards	$71,261	$71,261	$—	$—

Total liabilities	71,261	71,261	—	—

Total fair value	$70,143,549	$3,811,393	$66,332,156	$—

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable Inputs
	12/31/2008	Assets (Level 1)	(Level 2)	(Level 3)

Assets
Investment in Partnerships	$51,209,248	$—	$51,209,248	$—
Futures	4,286,597	4,286,597	—	—
Forwards	581,962	68,955	513,007	—

Total fair value	$56,077,807	$4,355,552	$51,722,255	$—

5. Investment in Partnerships:

On November 1, 2005, the assets allocated to Altis Partners Jersey Limited (“Altis”) for trading were invested in the CMF Altis Partners Master Fund L.P. (“Altis Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 4,898.1251 Units of Altis Master with cash equal to $4,196,275 and a contribution of open commodity futures and forward contracts with a fair value of $701,851. Altis Master was formed to permit accounts managed now or in the future by Altis using the Global Futures Portfolio program, a proprietary systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Altis Master. Individual and pooled accounts currently managed by Altis, including the Partnership, are permitted to be limited partners of Altis Master. The General Partner and Altis believe that trading through this structure should promote efficiency and economy in the trading process.

On March 1, 2006 the assets allocated to Avant Capital Management L.P. (“Avant”) for trading were invested in the CMF Avant Master Fund L.P. (“Avant Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 8,177.1175 Units of Avant Master with cash equal to $6,827,887 and a contribution of open commodity futures and forwards contracts with a fair value of $1,349,230. Avant Master was formed in order to permit accounts managed now or in the future by Avant using the Diversified Program, a proprietary systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Avant Master. Individual and pooled accounts currently managed by Avant, including the Partnership, are permitted to be limited partners of Avant Master. The General Partner and Avant believe that trading through this structure should promote efficiency and economy in the trading process.

Emerging CTA Portfolio L.P.
Notes to Financial Statements
September 30, 2009
(Unaudited)

On May 1, 2009 the assets allocated to Sasco Energy Partners LLC (“Sasco”) for trading were invested in the CMF Sasco Master Fund L.P. (“Sasco Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 16,437.9008 Units of Sasco Master with cash equal to $16,364,407 and a contribution of open commodity futures contracts with a fair value of $(1,325,727). Sasco Master was formed in order to permit accounts managed now or in the future by Sasco using the Energy Program, a proprietary systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Sasco Master. Individual and pooled accounts currently managed by Sasco, including the Partnership, are permitted to be limited partners of Sasco Master. The General Partner and Sasco believe that trading through this structure should promote efficiency and economy in the trading process.

The General Partner is not aware of any material changes to any of the trading programs discussed above during the fiscal quarter ended September 30, 2009.

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

Management, administrative and incentive fees are charged at the Partnership level. All exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively the “clearing fees”) are borne by the Partnership and through its investment in the Funds. All other fees, including CGM’s direct brokerage commissions are charged at the Partnership level.

At September 30, 2009 and December 31, 2008, the Partnership owned approximately 33.7% and 35.7%, respectively, of Altis Master. At September 30, 2009 and December 31, 2008, the Partnership owned approximately 100% and 30.1%, respectively, of Avant Master. At September 30, 2009, the Partnership owned approximately 70.3% of Sasco Master, respectively. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same and the redemption rights are not affected.

Summarized information reflecting the Total Assets, Liabilities and Capital of the Funds are shown in the following tables.

	September 30, 2009
	Total Assets	Total Liabilities	Total Capital
Altis Master	$88,471,368	$18,996	$88,452,372
Avant Master	11,826,866	26,751	11,800,115
Sasco Master	33,045,044	182,651	32,862,393

Total	$133,343,278	$228,398	$133,114,880

	December 31, 2008
	Total Assets	Total Liabilities	Total Capital
Altis Master	$99,300,545	$17,963	$99,282,582
Avant Master	67,629,391	15,257,355	52,372,036

Total	$166,929,936	$15,275,318	$151,654,618

Emerging CTA Portfolio L.P.
Notes to Financial Statements
September 30, 2009
(Unaudited)
     Summarized information reflecting the net gain (loss) from trading, total income (loss) and net income (loss) for the Funds are shown in the following tables.

	For the three months ended September 30, 2009
	Gain (Loss) from	Total Income	Net Income
	Trading, net	(Loss)	(Loss)
Altis Master	$4,106,021	$4,127,001	$4,094,363
Avant Master	1,006,260	1,010,229	987,759
Sasco Master	(1,075,143)	(1,066,426)	(1,222,765)

Total	$4,037,138	$4,070,804	$3,859,357

	For the nine months ended September 30, 2009
	Gain (Loss) from	Total Income	Net Income
	Trading, net	(Loss)	(Loss)
Altis Master	$(924,520)	$(863,038)	$(978,066)
Avant Master	2,359,038	2,375,401	2,302,189
Sasco Master	2,551,417	2,565,593	2,148,922

Total	$3,985,935	$4,077,956	$3,473,045

	For the three months ended September 30, 2008
	Gain (Loss) from	Total Income	Net Income
	Trading, net	(Loss)	(Loss)
Altis Master	$(15,487,281)	$(15,216,070)	$(15,279,538)
Avant Master	(6,528,088)	(6,342,304)	(6,387,237)

Total	$(22,015,369)	$(21,558,374)	$(21,666,775)

	For the nine months ended September 30, 2008
	Gain (Loss) from	Total Income	Net Income
	Trading, net	(Loss)	(Loss)
Altis Master	$15,606,019	$16,519,695	$16,353,520
Avant Master	3,945,849	4,556,472	4,402,983

Total	$19,551,868	$21,076,167	$20,756,503

Emerging CTA Portfolio L.P.
Notes to Financial Statements
September 30, 2009
(Unaudited)

Summarized information reflecting the Partnership’s investments in, and the operations of, the Funds are as shown in the following tables.

	September 30, 2009
	% of		For the three months ended September 30, 2009
	Partnership’s			Expenses		Net Income	Investment	Redemption
	Net Assets	Fair Value	Income (Loss)	Commissions	Other	(Loss)	Objective	Permitted
Altis Master	17.93%	$29,803,952	$1,394,354	$6,634	$4,432	$1,383,288	Commodity Portfolio	Monthly
Avant Master	7.09%	11,800,784	1,010,229	12,638	8,122	989,469	Energy Markets	Monthly
Sasco Master	13.90%	23,103,079	(733,858)	93,333	13,609	(840,800)	Energy Markets	Monthly

Total		$64,707,815	$1,670,725	$112,605	$26,163	$1,531,957

	September 30, 2009
	% of		For the nine months ended September 30, 2009
	Partnership’s			Expenses		Net Income	Investment	Redemption
	Net Assets	Fair Value	Income (Loss)	Commissions	Other	(Loss)	Objective	Permitted
Altis Master	17.93%	$29,803,952	$(408,169)	$27,696	$12,635	$(448,500)	Commodity Portfolio	Monthly
Avant Master	7.09%	11,800,784	1,963,804	34,615	24,713	1,904,476	Energy Markets	Monthly
Sasco Master	13.90%	23,103,079	1,601,740	214,393	53,724	1,333,623	Energy Markets	Monthly

Total		$64,707,815	$3,157,375	$276,704	$91,072	$2,789,599

	December 31, 2008
	% of		For the three months ended September 30, 2008
	Partnership’s			Expenses		Net Income	Investment	Redemption
	Net Assets	Fair Value	Income (Loss)	Commissions	Other	(Loss)	Objective	Permitted
Altis Master	21.19%	$35,435,099	$(5,322,193)	$18,880	$3,102	$(5,344,175)	Commodity Portfolio	Monthly
Avant Master	9.43%	15,774,149	(1,948,630)	9,518	4,340	(1,962,488)	Energy Markets	Monthly

Total		$51,209,248	$(7,270,823)	$28,398	$7,442	$(7,306,663)

	December 31, 2008
	% of		For the nine months ended September 30, 2008
	Partnership’s			Expenses		Net Income	Investment	Redemption
	Net Assets	Fair Value	Income (Loss)	Commissions	Other	(Loss)	Objective	Permitted
Altis Master	21.19%	$35,435,099	$6,341,827	$50,235	$10,152	$6,281,440	Commodity Portfolio	Monthly
Avant Master	9.43%	15,774,149	1,602,484	36,559	12,582	1,553,343	Energy Markets	Monthly

Total		$51,209,248	$7,944,311	$86,794	$22,734	$7,834,783

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

Emerging CTA Portfolio L.P.
Notes to Financial Statements
September 30, 2009
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
           The risk to the Limited Partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership's assets and undistributed profits. This limited liability is a consequence of the organization of the Partnership as a limited partnership under applicable law.
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
          As both a buyer and seller of options, the Partnership/Funds pay or receive a premium at the outset and then bear the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership/Funds to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Partnership/Funds do not consider these contracts to be guarantees as described in ASC 460-10 Guarantees (formerly, FAS No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees”).
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

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in Partnerships (ii) equity in trading account, consisting of cash, net unrealized appreciation on open futures contracts and net unrealized appreciation on open forward contracts and (iii) distribution and interest receivables. Because of the low margin deposits normally required in futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments and investment in other partnerships. While substantial losses could lead to a material decrease in liquidity, no such losses occurred in the third quarter of 2009.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, additions, redemptions of Redeemable Units and distributions of profits, if any.
     For the nine months ended September 30, 2009, Partnership capital decreased 0.6% from $167,245,789 to $166,249,399. This decrease was attributable to a net loss from operations of $3,468,998 coupled with redemption of 20,520.0518 Redeemable Units of Limited Partnership Interest resulting in an outflow of $29,812,227, which was partially offset by the additional sales of 22,883.7579 Redeemable Units of Limited Partnership Interest totaling $32,046,273 and proceeds from Limited Partners redemption fees totaling $238,562. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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
     Statement of Cash Flows. The Partnership is not required to provide a Statement of Cash Flows as permitted by ASC 230-10.
     Investments. All commodity interests (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses and Changes in Partner’s Capital.
     Fair Value Measurements. The Partnership and the Funds adopted ASC 820-10 as of January 1, 2008, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Partnership and the Funds did not apply the deferral allowed by ASC 820-10 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.
     The Partnership and the Funds consider prices for exchange traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available, are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. As of and for the period ended September 30, 2009, the Partnership did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
     Futures Contracts. The Partnership and the Funds trade futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery can not occur (such as S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. When the contract is closed, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses and Changes in Partner’s Capital.

     Forward Foreign Currency Contracts. Foreign currency contracts are those contracts where the Partnership and the Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership’s and Funds’ net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Realized gains (losses) and changes in unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the Statements of Income and Expenses and Changes in Partner’s Capital.
     The Partnership does not isolate that portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in net gain (loss) on investments in the Statements of Income and Expenses and Changes in Partners’ Capital.
     London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Partnership and the Funds are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. A contract is considered offset when all long positions have been matched with short positions. When the contract is closed at the prompt date, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses and Changes in Partner’s Capital.
     Options. The Partnership/Funds may purchase and write (sell) options. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Partnership/Funds write an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Partnership/Funds purchase an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Realized gains (losses) and changes in unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses and Changes in Partner’s Capital.
     Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Partnership’s income and expenses.
     In 2007, the Partnership adopted ASC 740-10 Income Taxes (formerly, FAS No. 48, “Accounting for Uncertainty in Income Taxes”). ASC 740-10 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740-10 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner has continued to evaluate the application of ASC 740-10 and has concluded that the adoption of ASC 740-10 had no impact on the operations of the Partnership for the nine months ended September 30, 2009 and that no provision for income tax is required in the Partnership’s financial statements.
     The following is the major tax jurisdiction for the Partnership and the earliest tax year subject to examination: United States — 2005.
     Recent Accounting Pronouncements. In 2009, the Partnership adopted ASC 820-10-65 Fair Value Measurements (formerly, FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). ASC 820-10-65 reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. ASC 820-10-65 also reaffirms the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. The application of ASC 820-10-65 is required for interim and annual reporting periods ending after June 15, 2009. Management has concluded that based on available information in the marketplace, there has not been a decrease in the volume and level of activity in the Partnership’s Level 2 assets and liabilities. The adoption of ASC 820-10-65 had no effect on the Partnership’s Financial Statements.
     Subsequent Events. In 2009, the Partnership adopted ASC 855-10 Subsequent Events (formerly, FAS No. 165, “Subsequent Events”). The objective of ASC 855-10 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.

Results of Operations

During the Partnership’s third quarter of 2009, the Net Asset Value per Redeemable Unit increased 1.4% from $1,445.55 to $1,466.24 as compared to a decrease of approximately 6.3% in the third quarter of 2008. The Partnership experienced a net trading gain before brokerage commissions and related fees in the third quarter of 2009 of $5,534,711. Gains were primarily attributed to the Partnership/Funds’ trading in currencies, grains, U.S. and non-U.S. interest rates, livestock, metals, and lumber and were partially offset by losses in energy, softs and indices. The Partnership experienced a net trading loss before brokerage commissions and related fees in the third quarter of 2008 of $8,580,791. Losses were primarily attributed to the Partnership/Funds’ trading in energy, grains, non-U.S. interest rates, metals and softs and were partially offset by gains in currencies, U.S. interest rates, livestock, indices and lumber.

Markets around the world rose again in the third quarter of 2009. Economic activity in the U.S. further stabilized with many important sectors of the economy demonstrating marked improvements over the depressed levels reached earlier this year. The overall economy continued to face headwinds with employment further contracting, albeit at a much slower pace. Consumer confidence has increased from record lows but remains well below historical averages. The Partnership realized gains for the quarter, primarily in currencies and fixed income.

Profits were earned in trading currencies as higher yielding currencies and those associated with natural resource based economies, especially Australian Dollars, proved particularly strong. Gains were also earned on the back of the equity rally. Gains were recorded in fixed income trading as central banks maintained low levels of interest rates during the period while both the U.S. Federal Reserve and Bank of England re-iterated their commitment to quantitative easing. Strong demand for new issues of government-backed debt and a weaker-than-expected rise in a key index of German business sentiment help contributes to the market’s rise as well.

In the energy sector losses were seen as the markets remained in contango. Natural Gas demonstrated a strong bearish trend but the trend seemed to be reversing late in the quarter. Crude Oil and Heating Oil remained mostly trendless and volatile, thus adding to losses.

During the Partnership’s nine months ended September 30, 2009, the Net Asset Value per Redeemable Unit decreased 2.7% from $1,506.43 to $1,466.24 as compared to an increase of approximately 5.2% in the nine months ended September 30, 2008. The Partnership experienced a net trading gain before brokerage commissions and related fees in the nine months ended September 30, 2009 of $6,340,351. Gains were primarily attributed to the Partnership/Funds’ trading in currencies, energy, grains, non-U.S. interest rates, livestock, indices and lumber and were partially offset by losses in U.S. interest rates, metals and softs. The Partnership experienced a net trading gain before brokerage commissions and related fees in the nine months ended September 30, 2008 of $16,972,204. Gains were primarily attributed to the Partnership/Funds’ trading in currencies, energy, grains, U.S. interest rates, metals, softs, indices and lumber and were partially offset by losses in non-U.S. interest rates and livestock.

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

Interest income is earned on 100% of the Partnership’s average daily equity maintained in cash in its account during each month at the 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. CGM may continue to maintain the Partnership’s assets in cash and/or place all of the Partnership’s assets in 90-day Treasury bills and pay the Partnership 100% of the interest earned on Treasury bills purchased. Interest income for the three and nine months ended September 30, 2009 decreased by $562,775 and $1,831,611, respectively, as compared to the corresponding periods in 2008. The decrease is due to lower U.S. Treasury bill rates as compared to the corresponding periods in 2008.

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Brokerage commissions and fees for the three and nine months ended September 30, 2009 increased by $157,420 and $741,893, respectively, as compared to the corresponding periods in 2008. The increase in brokerage commissions and fees is primarily due to higher average adjusted net assets during the three and nine months ended September 30, 2009, as compared to the corresponding periods in 2008.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Management fees for the three and nine months ended September 30, 2009 increased by $30,184 and $187,272, respectively, as compared to the corresponding periods in 2008. The increase of management fees is due to higher average adjusted net assets during the three and nine months ended September 30, 2009, as compared to the corresponding periods in 2008.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Administrative fees for the three and nine months ended September 30, 2009 increased by $7,546 and $41,338, respectively, as compared to the corresponding periods in 2008. The increase in administrative fees is due to higher average adjusted net assets during the three and nine months ended September 30, 2009, as compared to the corresponding periods in 2008.

Incentive fees paid by the Partnership are based on the new trading profits generated by each Advisor at the end of the quarter, as defined in the management agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and nine months ended September 30, 2009 resulted in incentive fees of $350,293 and $1,264,946, respectively. Trading performance for the three and nine months ended September 30, 2008, resulted in incentive fees of $34,304 and $3,792,626 respectively.
     In allocating the assets of the Partnership among the trading advisors, the General Partner considers past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the trading advisors and may allocate assets to additional advisors at any time.

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

The following tables indicate the trading Value at Risk associated with the Partnership’s investments and investments in other Partnerships by market category as of September 30, 2009 and the highest, lowest and average value during the three months ended September 30, 2009. All open contracts trading risk exposures have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008. As of September 30, 2009, the Partnership’s total capital was $166,249,399.
As of September 30, 2009, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

September 30, 2009
(Unaudited)

			Three Months Ended September 30, 2009
	Value at	% of Total	High	Low	Average Value
Market Sector	Risk	Capital	Value at Risk	Value at Risk	at Risk*

Currencies	$10,007,763	6.02%	$10,152,349	$3,627,771	$7,870,236
Energy	1,134,148	0.68%	2,042,840	378,793	1,146,267
Grains	794,583	0.48%	1,331,537	247,378	778,255
Interest Rates U.S.	2,796,931	1.68%	2,796,931	718,421	2,030,261
Interest Rates Non-U.S.	5,607,038	3.37%	6,017,060	1,611,727	3,459,731
Livestock	220,186	0.13%	246,794	51,976	140,939
Metals	1,108,469	0.67%	1,329,686	464,516	792,423
Softs	1,011,120	0.61%	1,015,509	392,171	671,955
Indices	3,113,426	1.87%	5,381,090	1,377,348	2,957,206

Total	$25,793,664	15.51%

*	Average month-end Values at Risk.

As of September 30, 2009, Altis Master’s total capital was $88,452,372. The Partnership owned approximately 33.7% of Altis Master. The Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in Altis Master as of September 30, 2009 was as follows:

September 30, 2009
(Unaudited)

			Three months ended September 30, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capital	Value at Risk	Value at Risk	Value at Risk*

Currencies	$1,375,602	1.56%	$2,012,974	$1,060,343	$1,601,488
Energy	900,692	1.02%	1,644,207	838,977	1,039,183
Grains	703,735	0.80%	728,369	396,254	583,556
Interest Rates U.S.	586,238	0.66%	645,164	347,575	536,662
Interest Rates Non -U.S.	1,564,942	1.77%	1,658,370	1,052,362	1,342,161
Livestock	133,650	0.15%	153,900	95,522	120,275
Metals	1,353,700	1.53%	1,599,418	741,347	1,300,037
Softs	620,406	0.70%	624,639	397,819	500,753
Indices	3,327,027	3.76%	3,383,400	363,554	1,972,357
Lumber	9,900	0.01%	18,150	8,250	10,000

Total	$10,575,892	11.96%

*	Average month-end Values at Risk

As of September 30, 2009, Avant Master’s total capital was $11,800,115. The Partnership owned approximately 100% of Avant Master. The Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in Avant Master as of September 30, 2009 was as follows:

September 30, 2009
(Unaudited)

			Three months ended September 30, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capital	Value at Risk	Value at Risk	Value at Risk*

Energy	$355,973	3.02%	$3,761,786	$341,661	$2,406,651

Totals	$355,973	3.02%

*	Average of month-end Values at Risk

As of September 30, 2009, Sasco Master’s total capital was $32,862,393. The Partnership owned approximately 70.3% of Sasco Master. The Partnership’s Value at Risk for the portion of its assets that are traded indirectly through its investment in Sasco Master as of September 30, 2009 was as follows:

September 30, 2009
(Unaudited)

			Three months ended September 30, 2009
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*

Energy	$3,651,621	11.11%	$5,029,002	$2,115,902	$2,980,757

Totals	$3,651,621	11.11%

*	Average of month-end Values at Risk

Item 4.	Controls and Procedures

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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2009 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The following information supplements and amends the discussion set forth under Part I, Item 3. “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009. There are no material legal proceedings pending against the Partnership or the General Partner.
Subprime Mortgage-Related Litigation

On August 31, 2009, Asher, et al. v. Citigroup Inc., et al. and Pellegrini v. Citigroup Inc., et al. were consolidated with In re Citigroup Inc. Bond Litigation.

On July 27, 2009, Utah Retirement Systems v. Strauss, et al. was filed in the United States District Court for the Eastern District of New York asserting, among other claims, claims under the Securities Act of 1933 and Utah state law arising out of an offering of American Home Mortgage common stock underwritten by CGM.

On July 31, 2009, the United States District Court for the Eastern District of New York entered an order preliminarily approving settlements reached with all defendants (including Citigroup and CGM) in In Re American Home Mortgage Securities Litigation.

On August 5, 2009, the underwriter defendants, including CGM, moved to dismiss the consolidated amended complaint in In Re American International Group, Inc. 2008 Securities Litigation.
Auction Rate Securities—Related Litigation and Other Matters

On July 23, 2009, the Judicial Panel on Multidistrict Litigation issued an order transferring K-V Pharmaceutical Co. v. CGMI from the United States District Court for the Eastern District of Missouri to the United States District Court for the Southern District of New York for coordination with In Re Citigroup Auction Rate Securities Litigation. On August 24, 2009, CGM moved to dismiss the complaint.

On September 11, 2009, the United States District Court for the Southern District of New York dismissed without prejudice the complaint in In Re Citigroup Auction Rate Securities Litigation. On October 15, 2009, lead plaintiff filed a second consolidated amended complaint asserting claims under Sections 10 and 20 of the Securities Exchange Act of 1934.

On October 2, 2009, the Judicial Panel on Multidistrict Litigation transferred Ocwen Financial Corp., et al. v. CGMI to the United States District Court for the Southern District of New York for coordination with In Re Citigroup Auction Rate Securities Litigation.
Other Matters

On September 14, 2009, defendants filed a motion to dismiss the amended complaint in ECA Acquisitions, Inc., et al. v. MAT Three LLC, et al..
Adelphia Communications Corporation

Trial of the Adelphia Recovery Trust’s claims against Citigroup and numerous other defendants is scheduled to begin in April 2010.
IPO Securities Litigation

In October 2009, the District Court entered an order granting final approval of the settlement.
Other Matters

Investors in municipal bonds and other instruments affected by the collapse of the credit markets have sued Citigroup on a variety of theories. On August 10, 2009, certain such investors, a Norwegian securities firm and seven Norwegian municipalities, filed an action—Terra Securities Asa Konkursbo, et al. v. Citigroup Inc., et al.—in the United States District Court for the Southern District of New York against Citigroup, CGM and Citigroup Alternative Investments LLC, asserting claims under Sections 10 and 20 of the Securities Exchange Act of 1934 and state law arising out of the municipalities’ investment in certain notes. On October 7, 2009, defendants filed a motion to dismiss.

Item 1A.	Risk Factors

The following disclosure supplements the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and under Part II, Item A. “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009.
Speculative position and trading limits may reduce profitability. The Commodity Futures Trading Commissions (“CFTC”) and U.S. exchanges have established speculative position limits on the maximum net long or net short position which any person may hold or control in particular futures and options on futures. The trading instructions of an advisor may have to be modified, and positions held by the Partnership and the Funds may have to be liquidated in order to avoid exceeding these limits. Such modification or liquidation could adversely affect the operations and profitability of the Partnership and the Funds by increasing transaction costs to liquidate positions and foregoing potential profits.
Regulatory changes could restrict the Partnership’s operations. Regulatory changes could adversely affect the Partnership by restricting its markets or activities, limiting its trading and/or increasing the taxes to which investors are subject. The General Partner is not aware of any definitive regulatory developments that might adversely affect the Partnership; however, since June 2008, several bills have been proposed in the U.S. Congress in response to record energy and agricultural prices and the financial crisis. Some of the pending legislation, if enacted, could impact the manner in which swap contracts are traded and/or settled and limit trading by speculators (such as the Partnership) in futures and OTC markets. One of the proposals would authorize the CFTC and the Commission to regulate swap transactions. Other potentially adverse regulatory initiatives could develop suddenly and without notice.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended September 30, 2009 there were additional sales to Limited Partners of 5,566.8352 Redeemable Units of Limited Partnership Interest totaling $8,047,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options, forwards and swap contracts.

These units were purchased by accredited investors as defined in Regulation D. The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
			(c) Total Number of	(or Approximate
			Redeemable	Dollar Value) of
		(b) Average	Units Purchased	Redeemable Units
	(a) Total Number of	Price Paid per	as Part of	that May Yet Be
	Redeemable	Redeemable	Publicly Announced	Purchased Under the
Period	Units Purchased*	Unit**	Plans or Programs	Plans or Programs
July 1, 2009 – July 31, 2009	1,708.0198	$1,430.41	N/A	N/A
August 1, 2009 – August 31, 2009	1,153.4665	$1,468.46	N/A	N/A
September 1, 2009 – September 30, 2009	1,822.8989	$1,466.24	N/A	N/A
Total	4,684.3852	$1,453.72

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
     The General Partner and the Partnership have entered into a management agreement (the “Management Agreement”) dated as of October 30, 2009 with PGR Capital LLP (“PGR”), a United Kingdom limited liability partnership, pursuant to which PGR shall manage the portion of the Partnership’s assets allocated to it.
     The Partnership pays PGR a monthly fee for professional management services equal to 2% per year of the month-end net assets allocated to PGR. PGR also receives a quarterly incentive fee equal to 17% of New Trading Profits (as defined in the Management Agreement) earned by PGR.

Item 6.	Exhibits
3.1(a)	Certificate of Limited Partnership dated June 30, 2003 (filed as Exhibit 3.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).
(b)	Certificate of Amendment of the Certificate of Limited Partnership dated September 21, 2005 (filed as Exhibit 3.1(a) to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(c)	Certificate of Amendment of the Certificate of Limited Partnership dated September 19, 2008 (filed herewith).

(d)	Certificate of Amendment of the Certificate of Limited Partnership dated September 28, 2009 (filed as Exhibit 99.1 to the Current Report of Form 8-K filed on September 30, 2009 and incorporated herein by reference).
3.2	Limited Partnership Agreement (filed as Exhibit 3.2 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

10.1(a)	Management Agreement among the Partnership, Citigroup Managed Futures LLC and Altis Partners Limited (filed as Exhibit 10.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).
(b)	Letter from the General Partner to Altis Partners Limited extending the Management Agreement from June 30, 2008 to June 30, 2009 (filed as Exhibit 10.34 to the General Form for Registration of Securities on Form 10/A filed on September 25, 2008).
10.2(a)	Management Agreement among the Partnership, Citigroup Managed Futures LLC and Fall River Capital LLC (filed as Exhibit 10.2 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).
(b)	Letter from the General Partner to Fall River Capital LLC extending the Management Agreement from June 30, 2008 to June 30, 2009 (filed as Exhibit 10.35 to the General Form for Registration of Securities on Form 10/A filed on September 25, 2008).
10.3(a)	Management Agreement among the Partnership, Citigroup Managed Futures LLC and Sequent Capital LLC (filed as Exhibit 10.3 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).
(b)	Letter from the General Partner to Sequent Capital LLC extending the Management Agreement from June 30, 2007 to June 30, 2008 (filed as Exhibit 10.23 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).
10.4(a)	Management Agreement among the Partnership, Citigroup Managed Futures LLC and Waypoint Capital Management LLC (filed as Exhibit 10.4 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).
(b)	Letter from the General Partner to Waypoint Capital Management LLC extending the Management Agreement from June 30, 2008 to June 30, 2009 (filed as Exhibit 10.36 to the General Form for Registration of Securities on Form 10/A filed on September 25, 2008).
10.5(a)	Management Agreement among the Partnership, Citigroup Managed Futures LLC and Xplor Capital Management, LLC (filed as Exhibit 10.5 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).
(b)	Letter from the General Partner to Xplor Capital Management, LLC extending the Management Agreement from June 30, 2008 to June 30, 2009 (filed as Exhibit 10.37 to the General Form for Registration of Securities on Form 10/A filed on September 25, 2008).
10.6(a)	Management Agreement among the Partnership, Citigroup Managed Futures LLC and Avant Capital Management L.P. (filed as Exhibit 10.6 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).
(b)	Letter from the General Partner to Avant Capital Management L.P. extending the Management Agreement from June 30, 2008 to June 30, 2009 (filed as Exhibit 10.38 to the General Form for Registration of Securities on Form 10/A filed on September 25, 2008).
10.7(a)	Management Agreement among the Partnership, Citigroup Managed Futures LLC and Cantab Capital Partners LLP (filed as Exhibit 10.7 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).
(b)	Letter from the General Partner to Cantab Capital Partners LLP extending the Management Agreement from June 30, 2008 to June 30, 2009 (filed as Exhibit 10.39 to the General Form for Registration of Securities on Form 10/A filed on September 25, 2008).

10.8(a)	Management Agreement among the Partnership, Citigroup Managed Futures LLC and Vantage Advisors L.P. (filed as Exhibit 10.8 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).
(b)	Letter from the General Partner to Vantage Advisors L.P. extending the Management Agreement from June 30, 2008 to June 30 2009 (filed as Exhibit 10.40 to the General Form for Registration of Securities on Form 10/A filed on September 25, 2008 and incorporated herein by reference).
10.9	Customer Agreement between the Partnership, Citigroup Managed Futures LLC and Citigroup Global Markets Inc. (filed as Exhibit 10.9 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

10.10	Amended and Restated Agency Agreement between the Partnership, Citigroup Managed Futures LLC and Citigroup Global Markets Inc. (filed as Exhibit 10.10 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).
10.11	Form of Subscription Agreement (filed herewith).

10.12	Management Agreement among the Partnership, Citigroup Managed Futures LLC and Sasco Energy Partners LLC (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 21, 2009).

10.13	Joinder Agreement among the Partnership, Citigroup Managed Futures LLC, Citigroup Global Markets Inc. and Morgan Stanley Smith Barney LLC (filed as Exhibit 10 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 filed on August 14, 2009 and incorporated herein by reference).

10.14	Management Agreement among the Partnership, Ceres Managed Futures LLC and PGR Capital LLP (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 5, 2009).

31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director).

31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director).

32.1	Section 1350 Certification (Certification of President and Director).

32.2	Section 1350 Certification (Certification of Chief Financial Officer and Director).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMERGING CTA PORTFOLIO L.P.

By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Jerry Pascucci Jerry Pascucci President and Director

Date:	November 16, 2009

By:	/s/ Jennifer Magro Jennifer Magro Chief Financial Officer and Director (Principal Accounting Officer)

Date:	November 16, 2009