Form 10-K
period 2009-12-31
EMERGING CTA PORTFOLIO LP
filed 2010-03-31
CIK 1269190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 0-53211
EMERGING CTA PORTFOLIO L.P.

(Exact name of registrant as specified in its charter)

New York	04-3768983

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
c/o Ceres Managed Futures LLC
55 East 59 Street — 10th Floor
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
Yes X      No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes          No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [X]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer X (Do not check if a smaller reporting company)	Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes         No X
Limited Partnership Redeemable Units with an aggregate value of $158,340,908 were outstanding and held by non-affiliates as of the last business day of the registrants most recently completed second calendar month.
As of February 28, 2010, 117,138.2406 Limited Partnership Redeemable Units were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
[None]

PART I

Item 1.	Business.
     (a) General Development of Business. Emerging CTA Portfolio L.P., formerly Citigroup Emerging CTA Portfolio L.P.(the “Partnership”) is a limited partnership that was organized on July 7, 2003 under the partnership laws of the State of New York. The objective of the Partnership is to achieve capital appreciation through the allocation of assets to a “blind pool” of early-stage commodity trading advisors which, directly and indirectly, engage in speculative trading of a diversified portfolio of commodity interests, including futures contracts, options, swaps and forward contracts. The sectors traded include currencies, livestock, energy, grains, metals, indices, softs, U.S. and non-U.S. interest rates. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk.
     Between December 1, 2003 (commencement of the offering period) and August 5, 2004, 20,872 redeemable units of Limited Partnership Interest (“Redeemable Units”) were sold at $1,000 per Redeemable Unit. The proceeds of the initial offering were held in an escrow account until August 6, 2004, at which time they were remitted to the Partnership for trading. The Partnership is authorized to sell 300,000 units and continues to offer Redeemable Units. Sales of additional Redeemable Units and additional general partner contributions and redemptions of Redeemable Units for the years ended December 31, 2009, 2008 and 2007 are reported in the Statements of Changes in Partners’ Capital on page F-12 under “Item 8. Financial Statements and Supplementary Data.”
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
     As of December 31, 2009, all trading decisions are made for the Partnership by its eight trading advisors (the “Advisors”) either directly, through individually managed accounts, or indirectly, through investments in other collective investment vehicles. As indicated above, the Partnership allocates its assets to a “blind pool” of trading advisors which refers to the fact that detailed information about the advisors, such as their backgrounds, individual trading strategies and past performance records has not been and, is not expected to be, provided to investors. The General Partner has chosen not to disclose such information because, among other reasons, the advisors engaged to trade on behalf of the Partnership may have little or no performance histories and the mix of advisors may change frequently as new advisors are identified and others progress beyond the “emerging” stage. The Advisors are not affiliated with one another, are not affiliated with the General Partner or CGM and are not responsible for the organization or operation of the Partnership.
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
     On November 1, 2005, the assets allocated to Altis Partners Jersey Limited (“Altis”) for trading were invested in CMF Altis Partners Master Fund L.P. (“Altis Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 4,898.1251 Units of the Altis Master with cash equal to $4,196,275 and a contribution of open commodity futures and forward positions with a fair value of $701,851. Altis Master was formed to permit commodity pools managed now or in the future by Altis using the Global Futures Portfolio program, a proprietary, systematic trading program, to invest together in one vehicle. The General Partner is also the general partner of Altis Master. Individual and pooled accounts currently managed by Altis, including the Partnership are permitted to be limited partners of Altis Master. The General Partner and Altis believe that trading through this structure should promote efficiency and economy in the trading process.

     On March 1, 2006, the assets allocated to Avant Capital Management L.P. (“Avant”) for trading were invested in the CMF Avant Master Fund L.P. (“Avant Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 8,177.1175 Units of Avant Master with cash equal to $6,827,887 and a contribution of open commodity futures and forwards positions with a fair value of $1,349,230. Avant Master was formed in order to permit accounts managed now or in the future by Avant using the Diversified Program, a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of Avant Master. Individual and pooled accounts currently managed by Avant, including the Partnership, are permitted to be limited partners of Avant Master. The General Partner and Avant believe that trading through this structure should promote efficiency and economy in the trading process.
     On May 1, 2009, the assets allocated to Sasco Energy Partners LLC (“Sasco”) for trading were invested in the CMF Sasco Master Fund L.P. (“Sasco Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 16,437.9008 Units of Sasco Master with cash equal to $16,364,407 and a contribution of open commodity futures contracts with a fair value of $(1,325,727). Sasco Master was formed in order to permit accounts managed now or in the future by Sasco using the the Energy Program, a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of Sasco Master. Individual and pooled accounts currently managed by Sasco, including the Partnership are permitted to be limited partners of Sasco Master. The General Partner and Sasco believe that trading through this structure should promote efficiency and economy in the trading process.
     The General Partner is not aware of any material changes to the trading programs discussed above during the fiscal year ended December 31, 2009.
     Altis Master’s, Avant Master’s and Sasco Master’s (the “Funds”) and the Partnership’s trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. The Funds and the Partnership engage in such trading through commodity brokerage accounts maintained with CGM.
     A Limited Partner may withdraw all or part of their capital contribution and undistributed profits, if any, from the Funds in multiples of the Net Asset Value per Redeemable Unit of Limited Partnership Interest as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the General Partner at least 3 days in advance of the Redemption Date. The Units are classified as a liability when the Limited Partners elect to redeem and informs the Funds.
     Management, administrative and incentive fees are charged at the Partnership level. All exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively the “clearing fees”) are borne by the Partnership and through its investment in the Funds. All other fees including CGM’s direct brokerage commissions are charged at the Partnership level.
     For the period January 1, 2009 through December 31, 2009, the approximate average market sector allocation for the Partnership was as follows:
     On December 31, 2009, the Partnership owned approximately 33.6% of Altis Master, 100.0% of Avant Master and 65.1% of Sasco Master. On December 31, 2008, the Partnership had approximately 35.7% of Altis Master and 30.1% of Avant Master. The performance of the Partnership is directly affected by the performance of the Funds. It is the Partnership’s intention to continue to invest in the Funds. Expenses to investors as a result of investment in the Funds are approximately the same and the redemption rights are not affected.
     The General Partner and each Limited Partner share in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each except that no Limited Partner shall be liable for obligations of the Partnership in excess of their initial capital contribution and profits, if any, net of distributions.
     The General Partner administers the business and affairs of the Partnership including selecting one or more advisors to make trading decisions for the Partnership. The Partnership pays the General Partner a monthly administrative fee equal to 1/24 of 1% (0.5% per year) of month-end Net Assets of the Partnership. Month-end Net Assets, for the purpose of calculating administrative fees, are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fees, incentive fees accrual, the General Partner’s administrative fee and any redemptions or distributions as of the end of such month.
     Pursuant to the terms of the management agreements (the “Management Agreements”) the Partnership is obligated to pay the Advisors a monthly management fee equal to 1/6 of 1% (2% per year), of month-end Net Assets allocated to the Advisors. Month-end

Net Assets, for the purpose of calculating management fees, are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fees, incentive fee accruals, the General Partner’s administrative fee and any redemptions or distributions as of the end of such month. Each Management Agreement may be terminated upon notice by either party.
     In addition, the Partnership is obligated to pay each Advisor an incentive fee, payable quarterly, equal to 17% of the New Trading Profits, as defined in the Management Agreements, earned by the Advisors for the Partnership.
     The General Partner, on behalf of the Partnership has entered into a customer agreement (the “Customer Agreement”) with CGM which provides that the Partnership will pay CGM a brokerage commission equal to 3.5% per year calculated and paid monthly based on .29% of month-end Net Assets, in lieu of brokerage commissions on a per trade basis. Month-end Net Assets, for the purpose of calculating brokerage commissions, are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s brokerage commission, incentive fee accruals, management fees, the General Partner’s administrative fee, other expenses and any redemptions or distributions as of the end of such month. CGM will pay a portion of its brokerage commission to financial advisors who have sold Redeemable Units in the Partnership. Brokerage commissions will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. The Partnership will pay clearing fees directly and through its investment in the Funds. In addition, CGM has agreed to pay the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) account during each month. The interest is earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. CGM will pay such interest to the Partnership out of its own funds whether or not it is able to earn the interest it has obligated itself to pay. Alternatively, CGM may place up to all of the Partnership’s assets in 90-day U.S. Treasury bills and pay the Partnership 100% of the interest earned on the Treasury bills purchased for the Partnership. The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.
     (b) Financial Information about Industry Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2009, 2008, 2007, 2006 and 2005 is set forth under “Item 6. Selected Financial Data.” The Partnership’s Capital as of December 31, 2009 was $166,705,672.
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

     The trading of commodity interests is speculative, volatile and involves a high degree of leverage. A small change in the market price of a commodity interest contract can produce major losses for the Partnership. Market prices can be influenced by, among other things, changing supply and demand relationships, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events, weather and climate conditions, insects and plant disease, purchases and sales by foreign countries and changing interest rates.
     An investor may lose all of its investment.
     Due to the speculative nature of trading commodity interests, an investor could lose all of its investment in the Partnership.
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
     An investor’s ability to redeem Redeemable Units is limited, and no market exists for the Redeemable Units.
     Conflicts of interest exist.
     The Partnership is subject to numerous conflicts of interest including those that arise from the facts that:
1.	The General Partner and commodity broker are affiliates;

2.	Each of the Advisors, the commodity broker and their principals and affiliates may trade in commodity interests for their own accounts; and

3.	An investor’s financial advisor will receive ongoing compensation for providing services to the investor’s account.
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
     An investor’s tax liability may exceed cash distributions.
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
     The backgrounds, strategies and past performance records of the Partnership’s advisors will not be know to its investors.
     Because an investor will not know the backgrounds, strategies and past performance records of the Partnership’s advisors, the investor will not be able to evaluate factors such as the advisors’ trading strategies, markets traded, past performance or the background of the advisors’ principals. An investor must rely on the General Partner’s ability to select the advisors to the Partnership and allocate assets among them.
     Regulatory changes could restrict the Partnership’s operations.
     Regulatory changes could adversely affect the Partnership by restricting its markets or activities, limiting its trading and/or increasing the taxes to which investors are subject. The General Partner is not aware of any definitive regulatory developments that might adversely affect the Partnership; however, since June 2008, several bills have been proposed in the U.S. Congress in response to record energy and agricultural prices and the financial crisis. Some of the pending legislation, if enacted, could impact the manner in which swap contracts are traded and/or settled and limit trading by speculators (such as the Partnership) in futures and over-the-counter markets. One of the proposals would authorize the CFTC and the Commission to regulate swap transactions. Other potentially adverse regulatory initiatives could develop suddenly and without notice.
     Speculative position and trading limits may reduce profitability.
     The CFTC and U.S. exchanges have established speculative position limits on the maximum net long or net short positions which any person may hold or control in particular futures and options on futures. The trading instructions of an advisor may have to be modified, and positions held by the Partnership may have to be liquidated in order to avoid exceeding these limits. Such modification or liquidation could adversely affect the operations and profitability of the Partnership by increasing transaction costs to liquidate positions and foregoing potential profits.

Item 2.	Properties.
     The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by its affiliate, Citigroup.

Item 3.	Legal Proceedings.
     This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which CGM is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.
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
     There have been no material administrative, civil or criminal actions within the past five years against CGM (formerly known as Salomon Smith Barney) or any of its individual principals and no such actions are currently pending, except as follows.
     Mutual Funds
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
     FINRA Settlement
     On October 12, 2009, FINRA announced its acceptance of an Award Waiver and Consent (“AWC”) in which Citigroup Global Markets, without admitting or denying the findings, consented to the entry of the AWC and a fine and censure of $600,000. The AWC includes findings that Citigroup Global Markets failed to adequately supervise the activities of its equities trading desk in connection with swap and related hedge trades in U.S. and Italian equities that were designed to provide certain perceived tax advantages. Citigroup Global Markets was charged with failing to provide for effective written procedures with respect to the implementation of the trades, failing to monitor Bloomberg messages and failing to properly report certain of the trades to the NASDAQ.
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
     On August 7, 2008, Citigroup reached a settlement with the New York Attorney General, the SEC, and other state regulatory agencies, pursuant to which Citigroup agreed to offer to purchase at par Auction Rate Securities from all Citigroup individual investors, small institutions (as defined by the terms of the settlement), and charities that purchased Auction Rate Securities from Citigroup prior to February 11, 2008. In addition, Citigroup agreed to pay a $50 million fine to the State of New York and a $50 million fine to the other state regulatory agencies.
     Subprime-Mortgage Related Actions
     Citigroup and certain of its affiliates are subject to formal and informal investigations, as well as subpoenas and/or requests for information, from various governmental and self-regulatory agencies relating to subprime mortgage—related activities. Citigroup and its affiliates are cooperating fully and are engaged in discussions on these matters.
     Credit Crisis Related Matters
     Beginning in the fourth quarter of 2007, certain of Citigroup’s, and Citigroup Global Market’s regulators and other state and federal government agencies commenced formal and informal investigations and inquiries, and issued subpoenas and requested information, concerning Citigroup’s subprime mortgage-related conduct and business activities. Citigroup and certain of its affiliates, including Citigroup Global Markets, are involved in discussions with certain of its regulators to resolve certain of these matters.
     Certain of these regulatory matters assert claims for substantial or indeterminate damages. Some of these matters already have been resolved, either through settlements or court proceedings, including the complete dismissal of certain complaints or the rejection of certain claims following hearings.
     In the course of its business, CGM, as a major futures commission merchant and broker-dealer, is a party to various civil actions, claims and routine regulatory investigations and proceedings that the general partner believes do not have a material effect on the business of CGM.

Item 4.	[Removed and Reserved]

PART II
Item 5. Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities.
(a)	Market Information. The Partnership has issued no stock. There is no public market for the Redeemable Units of limited partnership interest.

(b)	Holders. The number of holders of Redeemable Units of limited partnership interest as of December 31, 2009 was 1,330.

(c)	Dividends. The Partnership did not declare a distribution in 2009, 2008 or 2007. The Partnership does not intend to declare distributions in the foreseeable future.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans. None

(e)	Performance Graph. Not applicable.

(f)	Recent Sales of Unregistered Securities. For the twelve months ended December 31, 2009, there were additional sales of 32,652.7934 Redeemable Units of Limited Partnership Interest totaling $47,627,000 and 1,173.6036 of General Partner Unit equivalents totaling $1,700,000.

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

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchases.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	(a) Total Number of Redeemable Units Purchased*	(b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2009 — October 31, 2009	742.3252	$1,448.53	N/A	N/A
November 1, 2009 — November 30, 2009	3,228.5789	$1,464.51	N/A	N/A
December 1, 2009 — December 31, 2009	1,821.7548	$1,406.38	N/A	N/A
Total	5,792.6589	$1,444.18

*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on 10 days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the Net Asset Value per Redeemable Unit as of that day.

The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as described in Regulation D.

Item 6.	Selected Financial Data.
     Net realized and unrealized trading gains (losses), interest income, net income, increase (decrease) in Net Asset Value per Redeemable Unit and Net Asset Value per Unit for the years ended December 31, 2009, 2008, 2007, 2006 and 2005 and total assets at December 31, 2009, 2008, 2007, 2006 and 2005 were as follows:

	2009	2008	2007	2006	2005
Net realized and unrealized trading gains (losses) and investment in Partnerships net of brokerage commissions (including clearing fees) of $6,945,800, $6,174,578, $4,577,746, $2,385,451 and $1,389,607, respectively	$(6,137,060)	$39,424,671	$6,386,632	$4,184,407	$4,135,470
Total interest income	147,376	2,038,055	5,105,509	2,723,333	991,528

	$(5,989,684)	$41,462,726	$11,492,141	$6,907,740	$5,126,998

Net income (loss)	$(11,927,806)	$29,408,855	$6,304,054	$3,940,490	$3,415,841

Increase (decrease) in Net Asset Value per Redeemable Unit	$(102.13)	$244.45	$62.64	$122.33	$102.71

Net Asset Value per Unit	$1,406.38	$1,506.43	$1,261.98	$1,199.34	$1,077.01

Total assets	$171,248,643	$180,118,590	$141,636,874	$84,715,597	$35,306,228

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
  Overview
     The Partnership aims to achieve substantial capital appreciation and permit investors to diversify a traditionally structured stock and bond portfolio. The Partnership attempts to accomplish its objectives through speculative trading in U.S. and international markets for currencies, interest rates, stock indices, agricultural and energy products and precious and base metals directly, or through investments in the Funds. The Partnership/Funds may employ futures, swaps, options on futures, and forward contracts in those markets.
     The General Partner manages all business of the Partnership/Funds. The General Partner has delegated its responsibility for the investment of the Partnership’s assets to the Advisors. The General Partner employs a team of approximately 20 professionals whose primary emphasis is on attempting to maintain quality control among the Advisors to the partnerships operated or managed by the General Partner. A full-time staff of due diligence professionals use state-of-the-art technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provide processing of trading activity and reporting to limited partners and regulatory authorities. In selecting the Advisors for the Partnership, the General Partner conducts proprietary research and considers the background of the advisors’ principals, as well as the advisors’ trading styles, strategies and markets traded, expected volatility, trading results (to the extent available) and fee requirements.
     Responsibilities of the General Partner include:
•	due diligence examinations of the Advisors;

•	selection, appointment and termination of the Advisors;

•	negotiation of the management agreements; and

•	monitoring the activity of the Advisors.

     In addition, the General Partner prepares the books and records and provides the administrative and compliance services that are required by law or regulation from time to time in connection with the operation of the Partnership. These services include the preparation of required books and records and reports to limited partners, government agencies and regulators; computation of net asset value; calculation of fees; effecting subscriptions, redemptions and limited partner communications; and preparation of offering documents and sales literature.
     The General Partner seeks the best prices and services available in its commodity futures brokerage transactions.
     The programs traded by each Advisor on behalf of the Partnership are: Altis — Global Futures Portfolio Program, Avant — Diversified Program and Sasco — Energy Program. As of December 31, 2009, the Partnership’s assets were allocated among these Advisors in the following approximate percentages: Altis 17%, Avant 7% and 14% Sasco.
     Altis Partners (Jersey) Limited.
     Altis trades its Global Futures Portfolio Program on behalf of the Partnership. It is a systematic, automated trading program that builds on the Principals’ market experience and employs a unique proprietary Advanced Asset Allocator. The Advanced Asset Allocator was specifically developed to manage portfolios of derivative instruments in a robust and scalable manner. The portfolio management technology combines original, traditional and contrasting investment techniques into one complete and comprehensive trading system. Investment changes are implemented after considering their effect on the whole portfolio, not just the individual markets concerned.
     Avant Capital Management L.P.
     Avant trades its Diversified Program on behalf of Avant Master.
     Avant’s Diversified Program, a proprietary, systematic trading program, was developed specifically for energy futures and related options, and has concentrated historically in the natural gas market. Both NYMEX futures and options are traded utilizing outright long and short positions, time spreads and other trading tactics. The focus is on long-term core positions, while simultaneously managing short-term positions, based on technical and fundamental analysis and risk management.
     There are no restrictions on which commodity interest Avant will trade. While trading will focus on natural gas, it may also include other energy markets as opportunities arise. In addition to trading NYMEX futures and options, the trading of over-the-counter products (“OTC”), such as NYMEX swaps, basis swaps and Gas daily swaps may also occur.
     Effective risk management is a crucial aspect of Avant’s trading program. Account size, expectation, volatility of market traded and the nature of other positions taken are all factors in deciding whether to take a position and determining the amount of equity committed to that position. Avant will also use dollar stops, time stops and technical stops to control risk.
     Sasco Energy Partners LLC
     Sasco trades its Energy Program on behalf of Sasco Master.
     Sasco’s Energy Program was developed specifically for exchange traded futures and related options, exchange cleared over-the-counter instruments and swaps in energy related commodity interest. Both futures and options are traded utilizing outright long and short positions, time spreads, swaps and other trading tactics. The focus is on long-term core positions, while simultaneously managing short-term positions, based on technical and fundamental analysis and risk management.

     Effective risk management is a crucial aspect of Sasco’s trading program. Account size, expectation, volatility of market traded and the nature of other positions taken are all factors in deciding whether to take a position and determining the amount of equity committed to that position.
     No assurance can be given that the Advisors’ strategies will be successful or that they will generate profits for the Partnership.
Average Allocation by Commodity Market Sector for the period January 1, 2009 through December 31, 2009
CMF Altis Partners Master Fund L.P.

Currencies	16.3%
Energy	13.2%
Grains	6.3%
Interest Rates Non-U.S.	15.4%
Interest Rates U.S.	7.9%
Livestock	1.8%
Metals	15.2%
Softs	6.6%
Index	17.3%
CMF Avant Master Fund L.P.

Energy	100.0%
CMF Sasco Master Fund L.P.

Energy	100.0%
(a)	Liquidity.
     The Partnership does not engage in sales of goods or services. Its assets are its (i) investments in partnerships, (ii) equity in its trading account, consisting of cash and cash equivalents, net unrealized appreciation on open futures contracts, net unrealized depreciation on open forward contracts, and (iii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2009.
     To minimize this risk relating to low margin deposits, the Partnership follows certain trading policies, including:
(i)	The Partnership/Funds invests their assets only in commodity interests that the Advisors believe are traded in sufficient volume to permit ease of taking and liquidating positions. Sufficient volume, in this context, refers to a level of liquidity that the Advisors believe will permit them to enter and exit trades without noticeably moving the market.

(ii)	An Advisor will not initiate additional positions in any commodity if these positions would result in aggregate positions requiring a margin of more than 66 2/3% of the Partnership’s net assets allocated to that Advisor.

(iii)	The Partnership/Funds may occasionally accept delivery of a commodity. Unless such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearinghouse, the physical commodity position is fully hedged.

(iv)	The Partnership/Funds do not employ the trading technique commonly known as “pyramiding,” in which the speculator uses unrealized profits on existing positions as margin for the purchase or sale of additional positions in the same or related commodities.

(v)	The Partnership/Funds do not utilize borrowings other than short-term borrowings if the Partnership/Funds take delivery of any cash commodities.

(vi)	The Advisors may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Partnership/Funds. “Spreads” and “Straddles” describe commodity futures trading strategies involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets.

(vii)	The Partnership/Funds will not permit the churning of their commodity trading accounts. The term “churning” refers to the practice of entering and exiting trades with a frequency unwarranted by legitimate efforts to profit from the trades, driven by the desire to generate commission income.
     From January 1, 2009 through December 31, 2009, the Partnerships’ average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 16.5%. The foregoing margin to equity ratio takes into account cash held in the Partnership’s name, as well as the allocable value of the positions and cash held on behalf of the Partnership in the name of the Funds.
     In the normal course of business, the Partnership and the Funds are parties to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments include forwards, futures, options and swaps, whose values are based upon an underlying asset, index or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specified terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or OTC. Exchange traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include swaps and certain forwards and option contracts. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.
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
     The risk to the Limited Partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. The limited liability is a consequence of the organization of the Partnership as a limited partnership under applicable law.
     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds have credit risk and concentration risk because the sole counterparty or broker with respect to the Partnership’s/Funds’ assets is CGM or a CGM affiliate. Credit risk with respect to exchange traded instruments is reduced to the extent that, through CGM, the Partnership’s/Funds’ counterparty is an exchange or clearing organization.
     As both a buyer and seller of options, the Partnership/Funds pay or receive a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership/Funds to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Partnership/Funds do not consider these contracts to be guarantees as described in ASC 460 Guarantees (formerly, FAS No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees”).
     The General Partner monitors and attempts to control the Partnership’s/Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, other derivatives, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Funds are may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions. (See also “Item 8. Financial Statements and Supplementary Data” for further information on financial instrument risk included in the notes to financial statements.)
     Other than the risks inherent in commodity futures and other derivatives, the Partnership knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership’s liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides that the General Partner may, in its discretion, cause the Partnership to cease trading operations and liquidate all open positions under certain circumstances including a decrease in Net Asset Value per Redeemable Unit to less than $400 as of the close of business on any trading day.
     (b) Capital Resources.
     (i) The Partnership has made no material commitments for capital expenditures.
     (ii) The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, additions, redemptions of Redeemable Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market movements in commodities are dependent upon fundamental and technical factors which the Advisors may or may not be able to identify, such as changing supply and demand relationships, weather, government, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. Partnership expenses consist of, among other things, brokerage commissions, administrative fees and advisory fees. The level of these expenses is dependent upon trading performance and the level of Net Assets maintained. In addition, the amount of interest income payable by CGM is dependent upon interest rates over which the Partnership has no control.
     No forecast can be made as to the level of redemptions in any given period. A Limited Partner may require the Partnership to redeem its Redeemable Units at their Net Asset Value as of the last day of each month, after an initial six-month holding period, on 10 days notice to the General Partner. There is no fee charged to Limited Partners in connection with redemptions. Redemptions generally are funded out of the Partnership’s cash holdings. For the year ended December 31, 2009, 26,312.7107 Redeemable Units were redeemed totaling $38,177,873. For the year ended December 31, 2008, 32,691.6051 Redeemable Units were redeemed totaling $46,200,870. For the year ended December 31, 2007, 23,646.4057 Redeemable Units were redeemed totaling $29,382,009
     The Partnership continues to offer Redeemable Units at the Net Asset Value per Redeemable Unit of Limited Partnership Interest as of the end of each month. For the year ended December 31, 2009, there were additional sales of 32,652.7934 Redeemable Units totaling $47,627,000 and General Partner’s contribution representing 1,173.6036 Unit equivalents totaling $1,700,000. For the year ended December 31, 2008, there were additional sales of 33,621.0347 Redeemable Units totaling $45,104,000. For the year ended December 31, 2007, there were additional sales of 65,774.6650 Redeemable Units totaling $80,500,000.
(c)	Results of Operations.
     For the year ended December 31, 2009, the Net Asset Value per Redeemable Unit decreased 6.6% from $1,506.43 to $1,406.38. For the year ended December 31, 2008, the Net Asset Value per Redeemable Unit increased 19.4% from $1,261.98 to $1,506.43. For the year ended December 31, 2007, the Net Asset Value per Redeemable Unit increased 5.2% from $1,199.34 to $1,261.98.
          The Partnership experienced a net trading gain of $808,740 before brokerage commissions and expenses in 2009. Gains were primarily attributed to the Partnership’s/Funds’ trading in currencies, energy, grains, lumber and metals and were partially offset by losses in livestock, indices, U.S. and non-U.S. interest rates and softs.
          2009 was a volatile year for the financial markets. The U.S. stock market entered 2009 reeling from the financial turmoil of 2008. The results of the sub-prime fallout, bank bailouts, auto industry bankruptcies, and capitulating economic data overwhelmed not just stock prices, but fueled extraordinarily high levels of risk aversion. The market’s recovery was driven by stability in the banking sector and a rapid recovery in global markets. By mid-year 2009, the market had hit bottom in March, banks were seeking to return TARP bailout money and other leading indicators were recovering. The Partnership realized losses due to volatile trends. The volatility was due to sensitivity to news shocks and contrary economic data.
          Sharp reversals in the equity market resulted in losses for the Partnership. Losses were also realized in trading fixed income instruments. With the economic backdrop of 2009, yields started to exhibit asymmetric volatility due to extreme uncertainty prevailing in the longer time horizon. Encouraged by the continuing efforts of the Obama administration to stabilize the U.S. economy, the markets finally began to recover a degree of risk-taking confidence in March, resulting in the reversal of many of the trends that had driven returns in late 2008.
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
     Profits were primarily realized from trading in fixed income, equity indices, and energy. The Partnership was profitable in interest rates as the yield on short term notes dropped significantly. Short term U.S. Treasury bills were in such high demand due to flight-to-quality that the yields had dropped below zero during the year. While the 10Yr T-bill yielded on an average between 3.5%-4% most of the year, the yield dropped to 2% in December. Non-U.S. interest rates also showed tremendous volatility as the rates dropped precipitously due to the actions of the central banks. Global equity indices also contributed to the gains as indices continued to test multi-year lows. As financial institutions continued to write off the assets and as bankruptcies loomed, investors lost confidence in the equity markets. Futures markets offered greater flexibility as the SEC temporarily banned short selling in the equity markets. The Partnership also realized profits in the energy sector by capturing both the bullish and the bearish trends. In the earlier part of the year, crude oil pushed towards a historic high of $147 per barrel and in the latter part, the trend suddenly reversed and a strong negative trend emerged with crude oil dropping to about $32 per barrel. Natural gas also contributed to profits as prices plunged from $14 to about $5 per MMBtu.
     Interest income is earned on 100% of the Partnership’s average daily equity maintained in cash (or the Partnership’s allocable portion of a Fund’s) in its account during each month at the 30-day U.S. Treasury bill rate determined weekly by CGM based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. Alternatively, CGM may place up to all of the Partnership’s or a Fund’s assets in 90-day Treasury bills and pay the Partnership 100% of the interest earned or its allocable share thereof on Treasury bills purchased for the Partnership. Interest income for the three and twelve months ended December 31, 2009 decreased by $59,068 and $1,890,679, respectively, as compared to the corresponding periods in 2008. Interest earned by the Partnership will increase the net asset value of the Partnership. The decrease is due to lower U.S. Treasury bill rates as compared to the corresponding periods in 2008. Interest earned by the Partnership will increase the net asset value of the Partnership.
     Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Brokerage commissions for the three and twelve months ended December 31, 2009 increased by $29,329 and $771,222, respectively, as compared to the corresponding periods in 2008. The increase in brokerage commissions is primarily due to higher average net assets during the three and twelve months ended December 31, 2009, as compared to the corresponding periods in 2008.
     Management fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Management fees for the three months ended December 31, 2009 decreased by $37,800 due to lower net assets during the three months ended December 31, 2009 and for the twelve months ended December 31, 2009 increased by $149,472, due to higher average net assets during the twelve months ended December 31, 2009, as compared to the corresponding periods in 2008.
     Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Administrative fees for the three months ended December 31, 2009 decreased by $9,448 due to lower net assets during the three ended December 31, 2009 and for the twelve months ended December 31, 2009 increased by $31,890, due to higher average adjusted net assets during the twelve months ended December 31, 2009, as compared to the corresponding periods in 2008.
     Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter, as defined in the management agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and twelve months ended December 31, 2009 resulted in incentive fees accrual of $42,297 and $1,307,243, respectively. Trading performance for the three and twelve months ended December 31, 2008, resulted in incentive fees accrual of $3,853,338 and $7,645,964, respectively.
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
     In the General Partner’s opinion, the Advisors continue to employ trading methods and produce results consistent with their expected performance given market conditions and the objectives of the Partnership. The General Partner continues to monitor the Advisors’ performance on a daily, weekly, monthly and annual basis to ensure that these objectives are met.
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

     In allocating the assets of the Partnership among the Advisors, the General Partner considered past performance, trading style, volatility of markets traded and fee requirements. Conducts proprietary research and considers the background of the advisors’ principals, as well as the advisors’ trading styles, strategies and markets traded, expected volatility, trading results (to the extent available) and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.
     (d) Off-balance Sheet Arrangements. None
     (e) Contractual obligations. None
     (f) Operational Risk.
     The Partnership/Funds are directly exposed to market risk and credit risk, which arise in the normal course of its business activities. Slightly less direct, but of critical importance, are risks pertaining to operational and back office support. This is particularly the case in a rapidly changing and increasingly global environment with increasing transaction volumes and an expansion in the number and complexity of products in the marketplace.
     Such risks include:
     Operational/Settlement Risk — the risk of financial and opportunity loss and legal liability attributable to operational problems, such as inaccurate pricing of transactions, untimely trade execution, clearance and/or settlement, or the inability to process large volumes of transactions. The Partnership/Funds are subject to increased risks with respect to its trading activities in emerging market securities, where clearance, settlement, and custodial risks are often greater than in more established markets.
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
     (g) Critical Accounting Policies.
Use of Estimates. The preparation of financial statements and accompanying notes in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Partnership’s Statements of Financial Condition, through the date of the financial statements were issued. As a result, actual results could differ from these estimates.

     Statement of Cash Flows. The Partnership is not required to provide a Statement of Cash Flows as permitted by ASC 230, Statement of Cash Flows (formerly, FAS No. 102, “Statement of Cash Flows-Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale”).
     Partnership’s and the Fund’s Investments. All commodity interests held by the Partnership and Funds (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses.
     Partnership’s and the Fund’s Fair Value Measurements. The Partnership and the Funds adopted ASC 820, Fair Value Measurements and Disclosures (formerly, FAS No. 157, “Fair Value Measurements”) as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Partnership and the Funds did not apply the deferral allowed by ASC 820, for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.
     The Partnership and the Funds consider prices for exchange traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. As of and for the years ended December 31, 2009 and 2008, the Partnership did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
     Futures Contracts. The Partnership and the Funds trade futures contracts. Exchange cleared swaps included in futures and exchange cleared swaps are swaps that are traded as futures. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery can not occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership/Funds. When the contract is closed, the Partnership/Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.
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
     The Partnership and the Funds do not isolate that portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in net gain (loss) on investments in the Statements of Income and Expenses.
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
     In 2007, the Partnership adopted ASC 740, Income Taxes (formerly, FAS No. 48 “Accounting for Uncertainty in Income Taxes”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that no provision for income tax is required in the Partnership’s financial statements.
     The following is the major tax jurisdiction for the Partnership and the earliest tax year subject to examination: United States — 2006.
     Subsequent Events. In 2009, the Partnership adopted ASC 855 Subsequent Events (formerly, FAS No. 165 “Subsequent Events”). The objective of ASC 855 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. Management has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.
     Recent Accounting Pronouncements. . In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), “Improving Disclosures about Fair Value Measurements” which, among other things, amends ASC 820 to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e. to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements (which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years). Management is currently assessing the impact that the adoption of ASU 2010-06 will have on the Partnership’s financial statements disclosures.
     In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (“ASU 2010-09”), “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” which among other things amended ASC 855 to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between ASC 855 and the SEC’s requirements. All of the amendments in this update are effective upon issuance of this update. Management has included the provisions of these amendments in the financial statements.
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
     Materiality as used in this section, “Quantitative and Qualitative Disclosures About Market Risk,” is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Partnership’s/Funds’ market sensitive instruments.
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
     In the case of market sensitive instruments which are not exchange traded (almost exclusively currencies in the case of the Partnership/Funds), the margin requirements for the equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, dealers’ margins have been used.

     The fair value of the Partnership’s/Funds’ futures and forward positions does not have any optionality component. However, the Advisors may trade commodity options. The Value at Risk associated with options is reflected in the following tables as the margin requirement attributable to the instrument underlying each option. Where this instrument is a futures contract, the futures margin, and where this instrument is a physical commodity, the futures-equivalent maintenance margin has been used. This calculation is conservative in that it assumes that the fair value of an option will decline by the same amount as the fair value of the underlying instrument, whereas, in fact, the fair values of the options traded by the Partnership/Funds in almost all cases fluctuate to a lesser extent than those of the underlying instruments.
     In quantifying the Partnership’s/Funds’ Value at Risk, 100% positive correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have simply been added to determine each trading category’s aggregate Value at Risk. The diversification effects resulting from the fact that the Partnership’s/Funds’ positions are rarely, if ever, 100% positively correlated have not been reflected.
The Partnership’s Trading Value at Risk in Different Market Sectors
     Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. Some of the Partnership’s Advisors currently trade the Partnership’s assets indirectly in master fund managed accounts established in the name over which they have been granted limited authority to make trading decisions. The first two trading value at risk tables reflect the market sensitive instruments held by the Partnership directly and through its investments in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly and indirectly by each Fund separately.
     The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2009 and 2008. As of December 31, 2009, the Partnership’s total capitalization was $166,705,672.

		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$2,371,409	1.42%
Energy	8,063,378	4.83%
Grains	510,287	0.31%
Interest Rates U.S.	1,079,007	0.65%
Interest Rates Non-U.S.	1,723,417	1.03%
Livestock	77,719	0.05%
Lumber	3,696	0.00%*
Metals	913,618	0.55%
Softs	580,880	0.35%
Indices	2,931,969	1.76%

Total	$18,255,380	10.95%

*  Due to rounding.
     As of December 31, 2008, the Partnership’s total capitalization was $167,245,789.

		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$1,585,521	0.95%
Energy	1,560,842	0.93%
Grains	463,097	0.28%
Interest Rates U.S.	887,948	0.53%
Interest Rates Non-U.S.	1,626,940	0.97%
Livestock	115,704	0.07%
Lumber	675,236	0.40%
Metals	651,552	0.39%
Softs	831,557	0.50%
Indices	2,045,473	1.22%

Total	$10,443,870	6.24%

     The following tables indicate the trading Value at Risk associated with the Partnership’s investments and investments in other Partnerships by market category as of December 31, 2009 and December 31, 2008, the highest and lowest value at any point and the average value during the years. All open position trading risk exposures have been included in calculating the figures set forth below. As of December 31, 2009, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:
December 31, 2009

				Low	Average
		% of Total	High	Value at	Value at
Market Sector	Value at Risk	Capitalization	Value at Risk	Risk	Risk*
Currencies	$1,964,328	1.18%	$10,152,349	$951,436	$5,360,065
Energy	558,730	0.33%	14,726,004	352,687	3,201,365
Grains	423,218	0.25%	1,331,537	247,378	608,962
Interest Rates U.S.	985,850	0.59%	2,930,108	341,125	1,488,257
Interest Rates Non-U.S.	1,450,748	0.87%	6,017,060	1,317,272	2,593,218
Livestock	50,150	0.03%	384,144	42,050	120,965
Metals	383,493	0.23%	1,329,686	226,929	707,811
Softs	393,558	0.24%	1,015,509	288,753	615,627
Indices	2,445,305	1.47%	5,381,090	10,000	2,726,142

Total	$8,655,380	5.19%

*	Annual average of month-end Value at Risk
     As of December 31, 2008, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:.
December 31, 2008

				Low	Average
		% of Total	High	Value at	Value at
Market Sector	Value at Risk	Capitalization	Value at Risk	Risk	Risk*
Currencies	$859,543	0.51%	$9,150,973	$306,197	$2,486,314
Energy	827,430	0.50%	7,889,707	33,050	1,526,344
Grains	242,605	0.14%	552,050	16,200	255,985
Interest Rates U.S.	473,400	0.28%	1,674,990	203,150	562,488
Interest Rates Non-U.S.	834,689	0.50%	2,550,224	496,820	1,233,938
Livestock	51,390	0.03%	158,400	13,640	61,364
Metals	436,055	0.26%	1,607,285	79,619	486,580
Softs	437,008	0.26%	660,923	188,255	395,142
Indices	2,031,728	1.22%	3,378,451	418,110	1,360,739

Total	$6,193,848	3.70%

*	Annual average of month-end Value at Risk

     As of December 31, 2009, Altis Master’s total capitalization was $84,307,758. The Partnership owned approximately 33.6% of Altis Master. As of December 31, 2009, the Altis Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Altis for trading) was as follows:
December 31, 2009

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk *
Currencies	$1,211,550	1.44%	$2,264,297	$598,360	$1,468,143
Energy	247,290	0.29%	2,143,145	247,290	1,110,020
Grains	259,135	0.31%	1,137,757	169,964	495,014
Interest Rates U.S.	277,254	0.33%	1,344,800	265,892	688,612
Interest Rates Non-U.S.	811,515	0.96%	2,354,713	801,993	1,420,442
Livestock	82,050	0.10%	302,700	76,770	154,601
Lumber	11,000	0.01%	50,600	3,600	20,792
Metals	1,577,754	1.87%	1,948,265	507,229	1,335,488
Softs	557,507	0.66%	815,920	310,795	531,234
Indices	1,448,404	1.72%	3,383,400	38,250	1,540,807

Total	$6,483,459	7.69%

*	Annual average of month-end Value at Risk
     As of December 31, 2008, Altis Master’s total capitalization was $99,282,582. The Partnership owned approximately 35.7% of Altis Master. As of December 31, 2008, the Altis Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Altis for trading) was as follows:
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
     As of December 31, 2009, Avant Master’s total capitalization was $11,500,184. The Partnership owned approximately 100.0% of Avant Master. As of December 31, 2009, the Avant Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Avant for trading) was as follows:
December 31, 2009

				Low	Average
		% of Total	High	Value at	Value at
Market Sector	Value at Risk	Capitalization	Value at Risk	Risk	Risk*
Energy	$202,307	1.76%	$3,761,786	$157,278	$1,493,392

Totals	$202,307	1.76%

*	Annual average of month-end Value at Risk
     As of December 31, 2008, Avant Master’s total capitalization was $52,372,036. The Partnership owned approximately 30.1% of Avant Master. As of December 31, 2008, the Avant Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Avant for trading) was as follows:
December 31, 2008

				Low	Average
		% of Total	High	Value at	Value at
Market Sector	Value at Risk	Capitalization	Value at Risk	Risk	Risk*
Energy	$807,633	1.54%	$4,921,092	$460,938	2,563,495

Totals	$807,633	1.54%

*	Annual average of month-end Value at Risk

     As of December 31, 2009, Sasco Master’s total capitalization was $36,905,334. The Partnership owned approximately 65.1% of Sasco Master. As of December 31, 2009, the Sasco Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Sasco for trading) was as follows:
December 31, 2009

				Low	Average
		% of Total	High	Value at	Value at
Market Sector	Value at Risk	Capitalization	Value at Risk	Risk	Risk*
Energy	$11,089,480	30.05%	$14,491,728	$164,835	$6,820,042

Totals	$11,089,480	30.05%

*	Annual average of month-end Value at Risk
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
     The following were the primary trading risk exposures of the Partnership as of December 31, 2009 by market sector.
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
     Stock Indices. The Partnership’s/Funds’ primary equity exposure is to equity price risk in the G-8 countries. The stock index futures traded by the Partnership/Funds are limited to futures on broadly based indices. As of December 31, 2009 the Partnership’s/Funds’ primary exposures were in the Hong Kong Futures Exchange (HKFE) and Sydney Futures Exchange (SFE) stock indices. The General Partner/Managing Member anticipates little, if any, trading in non-G-8 stock indices. The Partnership/Funds are primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Partnership/Funds to avoid being “whipsawed” into numerous small losses.)
     Metals. The Partnership’s/Funds’ primary metal market exposure is to fluctuations in the price of palladium, platinum and silver. Although the Advisors will from time to time trade base metals such as copper, the principal market exposures of the Partnership/Funds have consistently been in the palladium, platinum and silver.
     Softs. The Partnership’s/Funds’ primary commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Coffee, cotton and sugar accounted for the bulk of the Partnership’s/Funds’ commodity exposure.

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
   Qualitative Disclosures Regarding Non-Trading Risk Exposure
     The following were the only non-trading risk exposures of the Partnership/Funds as of December 31, 2009.
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
     The General Partner monitors the Partnership’s/Funds’ performance and the concentration of its open positions, and consults with the Advisors concerning the Partnership’s/Funds’ overall risk profile. If the General Partner felt it necessary to do so, the General Partner could require the Advisors to close out individual positions as well as enter certain positions traded on behalf of the Partnership/Funds. However, any such intervention would be a highly unusual event. The General Partner primarily relies on the Advisors’ own risk control policies while maintaining a general supervisory overview of the Partnership’s/Funds’ market risk exposures.
     The Advisors apply their own risk management policies to their trading. The Advisors often follow diversification guidelines, margin limits and stop loss points to exit a position. The Advisors’ research of risk management often suggests ongoing modifications to their trading programs.
     As part of the General Partner’s risk management, the General Partner periodically meets with the Advisors to discuss their risk management and to look for any material changes to the Advisors’ portfolio balance and trading techniques. The Advisors are required to notify the General Partner of any material changes to their programs.

Item 8. Financial Statements and Supplementary Data.
EMERGING CTA PORTFOLIO L.P.
INDEX TO FINANCIAL STATEMENTS

Page
Number
Oath or Affirmation	F-3
Management’s Report on Internal Control over Financial Reporting	F-4
Reports of Independent Registered Public Accounting Firms	F-5– F-7
Financial Statements:
Statements of Financial Condition at December 31, 2009 and 2008	F-8
Condensed Schedules of Investments at December 31, 2009 and 2008	F-9– F-10
Statements of Income and Expenses for the years ended December 31, 2009, 2008 and 2007	F-11
Statements of Changes in Partners’ Capital for the years ended December 31, 2009, 2008 and 2007	F-12
Notes to Financial Statements	F-13– F-24
Selected Unaudited Quarterly Financial Data	F-25

EMERGING CTA PORTFOLIO L.P.
INDEX TO FINANCIAL STATEMENTS — CONTINUED

Page
Number
Financial Statements of CMF Altis Partners Master Fund L.P.
Oath or Affirmation	F-26
Reports of Independent Registered Public Accounting Firms	F-27 – F-29
Statements of Financial Condition at December 31, 2009 and 2008	F-30
Condensed Schedules of Investments at December 31, 2009 and 2008	F-31 – F-32
Statements of Income and Expenses for the year ended December 31, 2009, 2008 and 2007	F-33
Statements of Changes in Partners’ Capital for the year ended December 31, 2009, 2008 and 2007	F-34
Notes to Financial Statements	F-35 – F-42
Selected Unaudited Quarterly Financial Data	F-43
Financial Statements of CMF Avant Master Fund L.P.
Oath or Affirmation	F-44
Reports of Independent Registered Public Accounting Firms	F-45 – F-47
Statements of Financial Condition at December 31, 2009 and 2008	F-48
Condensed Schedules of Investments at December 31, 2009 and 2008	F-49 – F-50
Statements of Income and Expenses for the years ended December 31, 2009, 2008 and 2007	F-51
Statements of Changes in Partners’ Capital for the years ended December 31, 2009, 2008 and 2007	F-52
Notes to Financial Statements	F-53 – F-60
Selected Unaudited Quarterly Financial Data	F-61
Financial Statements of CMF Sasco Master Fund L.P.
Oath or Affirmation	F-62
Reports of Independent Registered Public Accounting Firm	F-63
Statement of Financial Condition at December 31, 2009	F-64
Condensed Schedule of Investments at December 31, 2009	F-65
Statement of Income and Expenses for the period April 1, 2009 (commencement of trading operations) to December, 2009	F-66
Statement of Changes in Partners’ Capital for the period April 1, 2009 (commencement of trading operations) to December, 2009	F-67
Notes to Financial Statements	F-68 – F-74
Selected Unaudited Quarterly Financial Data	F-75

To the Limited Partners of
Emerging CTA Portfolio L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Jennifer Magro
Chief Financial Officer and Director
Ceres Managed Futures LLC
General Partner,
Emerging CTA Portfolio L.P.

Ceres Managed Futures LLC
55 East 59th Street
10th Floor
New York, N.Y. 10022
212-559-2011

Management’s Report on Internal Control Over Financial Reporting

The management of Emerging CTA Portfolio L.P. (formerly, Citigroup Emerging CTA Portfolio L.P.) (the Partnership), Ceres Managed Futures LLC (formerly, Citigroup Managed Futures LLC), is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 and for our assessment of internal control over financial reporting. The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Partnership’s internal control over financial reporting includes those policies and procedures that:

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

(iii)	provide reasonable assurance regarding prevention or timely detection and correction of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The management of Emerging CTA Portfolio L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2009 based on the criteria referred to above.

The Partnership’s independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2009, as stated in their report dated March 19, 2010 which appears herein.

Jennifer Magro
Chief Financial Officer and Director
Ceres Managed Futures LLC
General Partner,
Emerging CTA Portfolio L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of
Emerging CTA Portfolio L.P.:
We have audited the accompanying statement of financial condition of Emerging CTA Portfolio L.P. (the “Partnership”), including the condensed schedule of investments, as of December 31, 2009, and the related statements of income and expenses, and changes in partners’ capital for the year then ended. We also have audited the Partnership’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnership’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Partnership’s internal control over financial reporting based on our audit. The financial statements of the Partnership for the years ended December 31, 2008 and 2007 were audited by other auditors whose reports, dated March 26, 2009 and March 24, 2008, respectively, expressed unqualified opinions on those statements.
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
A partnership’s internal control over financial reporting is a process designed by, or under the supervision of, the partnership’s principal executive and principal financial officers, or persons performing similar functions, and effected by the partnership’s general partner, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A partnership’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the partnership; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the partnership are being made only in accordance with authorizations of management and general partner of the partnership; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Partnership’s assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Emerging CTA Portfolio L.P. as of December 31, 2009, and the results of its operations and its changes in partners’ capital for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ Deloitte & Touche LLP
New York, New York
March 19, 2010

Report of Independent Registered Public Accounting Firm
To the Partners of
Emerging CTA Portfolio L.P.:
In our opinion, the accompanying statement of financial condition, the related statement of income and expenses, and statement of changes in partners’ capital present fairly, in all material respects, the financial position of Emerging CTA Portfolio L.P. (formerly known as Citigroup Emerging CTA Portfolio L.P.) at December 31, 2008 and the results of its operations for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Partnership’s internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
/s/ PricewaterhouseCoopers LLP
New York, New York
March 26, 2009

Report of Independent Registered Public Accounting Firm
The Partners
Emerging CTA Portfolio L.P.:
We have audited the accompanying statements of income and expenses and changes in partners’ capital of Emerging CTA Portfolio L.P. (formerly, Citigroup Emerging CTA Portfolio L.P.) for the year ended December 31, 2007. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and changes in partners’ capital of Emerging CTA Portfolio L.P. for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
New York, New York
March 24, 2008

Emerging CTA Portfolio L.P.
Statements of Financial Condition
December 31, 2009 and 2008

	2009	2008

Assets:
Investment in Partnerships, at fair value (Note 5)	$63,868,859	$51,209,248
Equity in trading account:
Cash (Note 3c)	94,883,891	116,717,439
Cash margin (Note 3c)	11,750,313	7,320,973
Net unrealized appreciation on open futures contracts	744,126	4,286,597
Net unrealized appreciation on open forward contracts	—	581,962

	171,247,189	180,116,219
Interest receivable (Note 3c)	1,454	2,371

Total assets	$171,248,643	$180,118,590

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$1,025,915	$—
Accrued expenses:
Brokerage commissions (Note 3c)	496,483	525,346
Management fees (Note 3b)	282,773	299,205
Administrative fees (Note 3a)	70,693	74,801
Incentive fees (Note 3b)	42,297	2,574,101
General Partner incentive fees (Note 3a)	—	1,750,838
Professional fees	50,699	52,424
Other	12,031	17,527
Redemptions payable (Note 6)	2,562,080	7,578,559

Total liabilities	4,542,971	12,872,801

Partners’ Capital: (Notes 1 and 6)
General Partner, 1,302.6036 and 129.0000 Unit equivalents outstanding at December 31, 2009 and 2008, respectively	1,831,956	194,329
Limited Partners, 117,232.3714 and 110,892.2887 Redeemable Units of Limited Partnership Interest outstanding at December 31, 2009 and 2008, respectively	164,873,716	167,051,460

Total partners’ capital	166,705,672	167,245,789

Total liabilities and partners’ capital	$171,248,643	$180,118,590

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.
Condensed Schedule of Investments
December 31, 2009

	Notional ($)/
	Number of		% of Partners’
	Contracts	Fair Value	Capital

Futures Contracts Purchased
Currencies	559	$(127,478)	(0.08)%
Energy	190	436,615	0.26
Grains	152	30,308	0.02
Indices	560	639,897	0.38
Interest Rates U.S.	930	(277,236)	(0.17)
Interest Rates Non-U.S.	1,027	(103,653)	(0.06)
Livestock	22	(3,650)	(0.00)*
Metals	91	42,022	0.03
Softs	194	253,960	0.15

Total futures contracts purchased		890,785	0.53

Futures Contracts Sold
Currencies	119	110,339	0.07
Energy	89	(372,022)	(0.22)
Grains	285	(208,494)	(0.13)
Indices	102	(60,061)	(0.03)
Interest Rates U.S.	353	224,031	0.13
Interest Rates Non-U.S.	406	122,499	0.07
Livestock	31	(840)	(0.00)*
Metals	12	31,850	0.02
Softs	28	6,039	0.00 *

Total futures contracts sold		(146,659)	(0.09)

Unrealized Appreciation on Forward Contracts
Currencies	$36,468,535	495,276	0.30
Metals	271	1,901,753	1.14

Total unrealized appreciation on forward contracts		2,397,029	1.44

Unrealized Depreciation on Forward Contracts
Currencies	$74,168,842	(1,420,713)	(0.85)
Metals	273	(2,002,231)	(1.20)

Total unrealized depreciation on forward contracts		(3,422,944)	(2.05)

Investment in Partnerships
CMF Altis Partners Master Fund LP		28,338,180	17.00
CMF Avant Master Fund LP		11,500,341	6.90
CMF Sasco Master Fund LP		24,030,338	14.41

Total investment in Partnerships		63,868,859	38.31

Total fair value		$63,587,070	38.14%

* Due to rounding.

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.
Condensed Schedule of Investments
December 31, 2008

	Notional (s)/
	Number of		% of Partners’
	Contracts	Fair Value	Capital

Futures Contracts Purchased
Currencies	88	$224,468	0.13%
Energy	788	(2,497,868)	(1.49)
Grains	224	637,672	0.38
Indices	243	121,078	0.07
Interest Rates U.S	340	526,258	0.31
Interest Rates Non-U.S	442	1,065,205	0.64
Livestock	25	(7,270)	(0.00)*
Metals	93	37,735	0.02
Softs	214	366,097	0.22

Total futures contracts purchased		473,375	0.28

Futures Contracts Sold
Currencies	98	153,769	0.09
Energy	799	4,000,085	2.39
Grains	121	(414,627)	(0.25)
Indices	69	(28,222)	(0.02)
Interest Rates U.S	8	(5,778)	(0.00)*
Interest Rates Non-U.S	58	(21,539)	(0.01)
Livestock	42	34,200	0.02
Metals	5	(9,531)	(0.00)*
Softs	94	104,865	0.06

Total futures contracts sold		3,813,222	2.28

Unrealized Appreciation on Open Forward Contracts
Currencies	$47,198,019	2,148,531	1.29
Metals	920	5,473,402	3.27

Total unrealized appreciation on open forward contracts		7,621,933	4.56

Unrealized Depreciation on Open Forward Contracts
Currencies	$29,003,077	(1,635,524)	(0.98)
Metals	852	(5,404,447)	(3.23)

Total unrealized depreciation on open forward contracts		(7,039,971)	(4.21)

Investment in Partnerships
CMF Altis Partners Master Fund LP		35,435,099	21.19
CMF Avant Master Fund LP		15,774,149	9.43

Total investment in Partnerships		51,209,248	30.62

Total fair value		$56,077,807	33.53%

* Due to rounding.

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.
Statements of Income and Expenses
for the years ended December 31, 2009, 2008 and 2007

	2009	2008	2007

Income:
Net gains (losses) on trading of commodity interests and investment in Partnerships:
Net realized gains (losses) on closed contracts	$3,589,030	$23,060,216	$9,253,364
Net realized gains (losses) on investment in Partnerships	3,304,237	19,350,420	600,079
Change in net unrealized gains (losses) on open contracts	(5,150,348)	4,099,625	(1,840,651)
Change in net unrealized gains (losses) on investments in Partnerships	(934,179)	(911,012)	2,951,586

Gain (loss) from trading, net	808,740	45,599,249	10,964,378
Interest income (Note 3c)	96,229	1,433,012	3,258,245
Interest income from investment in Partnerships	51,147	605,043	1,847,264

Total income (loss)	956,116	47,637,304	16,069,887

Expenses:
Brokerage commissions including clearing fees (Note 3c)	6,945,800	6,174,578	4,577,746
Management fees (Note 3b)	3,365,881	3,216,409	2,375,644
Administrative fees (Note 3a)	841,470	809,580	593,908
Incentive fees (Note 3b)	1,307,243	5,895,126	1,946,168
General Partner incentive fees (Note 3a)	—	1,750,838	166,156
Professional fees	370,746	343,452	93,446
Other	52,782	38,466	12,765

Total expenses	12,883,922	18,228,449	9,765,833

Net income (loss)	$(11,927,806)	$29,408,855	$6,304,054

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent (Notes 1 and 7)	$(102.13)	$244.45	$62.64

Weighted average units outstanding	115,611.6683	118,955.0099	96,007.2633

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.
Statements of Changes in Partners’ Capital
for the years ended December 31, 2009, 2008 and 2007

	Limited	General
	Partners	Partner	Total

Partners’ Capital at December 31, 2006	$81,357,044	$154,715	$81,511,759
Net income (loss)	6,295,973	8,081	6,304,054
Sale of 65,774.6650 Redeemable Units of Limited Partnership Interest	80,500,000	—	80,500,000
Redemption of 23,646.4057 Redeemable Units of Limited Partnership Interest	(29,382,009)	—	(29,382,009)

Partners’ Capital at December 31, 2007	138,771,008	162,796	138,933,804
Net income (loss)	29,377,322	31,533	29,408,855
Sale of 33,621.0347 Redeemable Units of Limited Partnership Interest	45,104,000	—	45,104,000
Redemption of 32,691.6051 Redeemable Units of Limited Partnership Interest	(46,200,870)	—	(46,200,870)

Partners’ Capital at December 31, 2008	167,051,460	194,329	167,245,789
Net income (loss)	(11,865,433)	(62,373)	(11,927,806)
Sale of 32,652.7934 Redeemable Units of Limited Partnership Interest and 1,173.6036 of General Partner Unit equivalents	47,627,000	1,700,000	49,327,000
Proceeds from Limited Partners redemption fees	238,562	—	238,562
Redemption of 26,312.7107 Redeemable Units of Limites Partnership Interest	(38,177,873)	—	(38,177,873)

Partners’ Capital at December 31, 2009	$164,873,716	$1,831,956	$166,705,672

Net Asset Value per Unit:

2007:	$1,261.98

2008:	$1,506.43

2009:	$1,406.38

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.
Notes to Financial Statements
December 31, 2009

1.	Partnership Organization:

Emerging CTA Portfolio L.P., formerly Citigroup Emerging CTA Portfolio L.P. (the “Partnership”) is a limited partnership that was organized on July 7, 2003 under the partnership laws of the State of New York to engage, directly and indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The sectors traded include currencies, livestock, energy, grains, metals, indices, softs, U.S. and non-U.S. interest rates. The Partnership and the Funds, (as defined in Note 5 “Investment in Partnerships”) may trade futures, forwards and options contracts of any kind. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk.

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

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, also known as FASB Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles” (“ASC 105”) (the “Codification”). ASC 105 established the exclusive authoritative reference for U.S. Generally Accepted Accounting Principles (“GAAP”) for use in financial statements except for Securities and Exchange Commission (“SEC”) rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. The Codification is the single source of authoritative accounting principles generally accepted in the United States and applies to all financial statements issued after September 15, 2009.

2.	Accounting Policies:

a.	Use of Estimates. The preparation of financial statements and accompanying notes in conformity with GAAP requires management to make estimates and assumptions that affect the

Emerging CTA Portfolio L.P.
Notes to Financial Statements
December 31, 2009

reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Partnership’s Statements of Financial Condition through the date the financial statements were issued. As a result, actual results could differ from these estimates.

b.	Statement of Cash Flows. The Partnership is not required to provide a Statement of Cash Flows as permitted by ASC 230, Statement of Cash Flows (formerly, FAS No. 102 “Statement of Cash Flows-Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale”).

c.	Partnership’s and the Fund’s Investments. All commodity interests held by the Partnership and the Funds (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses.

Partnership’s and the Fund’s Fair Value Measurements.  The Partnership and the Funds adopted ASC 820, Fair Value Measurements and Disclosures (formerly, FAS No. 157, “Fair Value Measurements”) as of January 1, 2008, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership and the Funds did not apply the deferral allowed by ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

In 2009, the Partnership and Funds adopted amendments to ASC 820, Fair Value Measurements and Disclosures (formerly, FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”) which reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. These amendments to ASC 820 also reaffirm the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. These amendments to ASC 820 are required for interim and annual reporting periods ending after June 15, 2009. Management has concluded that based on available information in the marketplace, there has not been a decrease in the volume and level of activity in the Partnership’s Level 2 assets and liabilities. The adoption of the amendments to ASC 820 had no effect on the Partnership’s Financial Statements.

The Partnership and the Funds consider prices for exchange traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in

Emerging CTA Portfolio L.P.
Notes to Financial Statements
December 31, 2009

partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. As of and for the years ended December 31, 2009 and 2008, the Partnership and the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in		Significant
		Active Markets	Significant Other	Unobservable
		for Identical	Observable Inputs	Inputs
	12/31/2009	Assets (Level 1)	(Level 2)	(Level 3)

Assets
Investment in Partnerships	$63,868,859	$—	$63,868,859	$—
Futures	744,126	744,126	—	—

Total assets	64,612,985	744,126	63,868,859	—

Liabilities
Forwards	$1,025,915	$100,478	$925,437	$—

Total liabilities	1,025,915	100,478	925,437	—

Total fair value	$63,587,070	$643,648	$62,943,422	$—

		Quoted Prices in		Significant
		Active Markets	Significant Other	Unobservable
		for Identical	Observable Inputs	Inputs
	12/31/2008	Assets (Level 1)	(Level 2)	(Level 3)

Assets
Investment in Partnerships	$51,209,248	$—	$51,209,248	$—
Futures	4,286,597	4,286,597	—	—
Forwards	581,962	68,955	513,007	—

Total assets	56,077,807	4,355,552	51,722,255	—

Total fair value	$56,077,807	$4,355,552	$51,722,255	$—

d.	Futures Contracts. The Partnership and the Funds trade futures contracts. Exchange cleared swaps included in futures and exchange cleared swaps are swaps that are traded as futures. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery can not occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and Funds. When the contract is closed, the Partnership and Funds records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.

e.	Forward Foreign Currency Contracts. Foreign currency contracts are those contracts where the Partnership and the Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the

Emerging CTA Portfolio L.P.
Notes to Financial Statements
December 31, 2009

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

The Partnership and the Funds does not isolate that portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in net gain (loss) on investments in the Statements of Income and Expenses.

f.	London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Partnership and the Funds are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. A contract is considered offset when all long positions have been matched with short positions. When the contract is closed at the prompt date, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses.

g.	Options. The Partnership and the Funds may purchase and write (sell) both exchange listed and over-the-counter, options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Partnership and the Funds write an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Partnership and the Funds purchase an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Realized gains (losses) and changes in unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses.

h.	Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Partnership’s income and expenses.

In 2007, the Partnership adopted ASC 740, Income Taxes (formerly, FAS No. 48, “Accounting for Uncertainty in Income Taxes”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that no provision for income tax is required in the Partnership’s financial statements.

The following is the major tax jurisdiction for the Partnership and the earliest tax year subject to examination: United States — 2006.

Emerging CTA Portfolio L.P.
Notes to Financial Statements
December 31, 2009

i.	Subsequent Events. In 2009, the Partnership adopted ASC 855 Subsequent Events (formerly, FAS No. 165, “Subsequent Events”). The objective of ASC 855 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. Management has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

j.	Recent Accounting Pronouncements. In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), “Improving Disclosures about Fair Value Measurements”, which, among other things, amends ASC 820 to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e. to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements (which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years). Management is currently assessing the impact that the adoption of ASU 2010-06 will have on the Partnership’s financial statements disclosures.

In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (“ASU 2010-09”), “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” which among other things amended ASC 855 to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between ASC 855 and the SEC’s requirements. All of the amendments in this update are effective upon issuance of this update. Management has included the provisions of these amendments in the financial statements.

k.	Certain prior period amounts have been reclassified to conform to current year presentation.

l.	Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with investment company guidance. See footnote 7 for Financial Highlights.

3.	Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Partnership including selecting one or more advisors to make trading decisions for the Partnership. The Partnership pays the General Partner a monthly administration fee equal to 1/24 of 1% (0.5% per year) of month-end Net Assets. Month-end Net Assets, for the purpose of calculating administrative fees, are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fees, incentive fee accruals, the General Partner’s administrative fee and any redemptions or distributions as of the end of such month. The Partnership will also pay the General Partner an incentive fee payable annually equal to 5% of the Partnership’s overall New Trading Profits, as defined in the Limited Partnership Agreement, earned in each calendar year. For the years ended December 31, 2009, 2008 and 2007, the General Partner earned incentive fees of $0, $1,750,838, and $166,156, respectively.

b.	Management Agreement:

The Partnership consists of individually managed accounts where the underlying advisors will be unknown to the Limited Partners. The General Partner, on behalf of the Partnership, has entered into management agreements (the “Management Agreements”) with eight registered commodity trading advisors (the “Advisors”). The Advisors are not affiliated with one another, are not affiliated

Emerging CTA Portfolio L.P.
Notes to Financial Statements
December 31, 2009

with the General Partner or CGM and are not responsible for the organization or operation of the Partnership. The Partnership pays the Advisors a monthly management fee equal to 1/6 of 1% (2% per year) of month-end Net Assets allocated to each Advisor. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fees, incentive fee accruals, the General Partner’s administrative fee and any redemptions or distributions as of the end of such month. Each Management Agreement may be terminated by either party.

In addition, the Partnership is obligated to pay each Advisor an incentive fee, payable quarterly, equal to 17% of the New Trading Profits, as defined in the Management Agreements, earned by the Advisors for the Partnership during each calendar quarter.

In allocating the assets of the Partnership among the trading advisors, the General Partner conducts proprietary research and considers the background of the advisors’ principals, as well as the advisors’ trading styles, strategies and markets traded, expected volatility, trading results (to the extent available) and fee requirements. The General Partner may modify or terminate the allocation of assets among the trading advisors and may allocate assets to additional advisors at any time.

c.	Customer Agreement:

The Partnership has entered into a customer agreement (the “Customer Agreement”) which provides that the Partnership will pay CGM a monthly brokerage commission equal to 7/24 of 1% (3.5% per year) of month-end Net Assets, as defined, in lieu of brokerage commissions on a per trade basis. Month-end Net Assets, for the purpose of calculating brokerage commissions are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s brokerage commission, incentive fee accruals, management fees, the General Partner’s administrative fee, other expenses and any redemptions or distributions as of the end of such month. CGM will pay a portion of its brokerage commission to financial advisors who have sold Redeemable Units in the Partnership. Brokerage commissions will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. The Partnership will pay for NFA fees, as well as exchange, clearing, user, give-up and floor brokerage fees (collectively the “clearing fees”) directly and through its investment in the Funds. All of the Partnership’s assets, not held in the Funds’ accounts at CGM, are deposited in the Partnership’s account at CGM. The Partnership’s assets are deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2009 and 2008, the amounts of cash held for margin requirements was $11,750,313 and $7,320,973, respectively. CGM has agreed to pay the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. Alternatively, CGM may place up to all of the Partnership’s or a Fund’s assets in 90-day U.S. Treasury bills and pay the Partnership 100% of the interest earned or its allocable share thereof on the Treasury bills purchased for the Partnership. The Customer Agreement may be terminated upon notice by either party.

4.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses.

The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition. The Partnership nets, for financial reporting purposes, the unrealized gains and losses on open futures,

Emerging CTA Portfolio L.P.
Notes to Financial Statements
December 31, 2009

exchange cleared swaps and forward contracts on the Statements of Financial Condition as the criteria under ASC 210, Balance Sheet (formerly, FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts”) have been met.

All of the commodity interests owned by the Partnership are held for trading purposes. The average number of futures and metal forward contracts traded for the year ended December 31, 2009 based on a quarterly calculation, was 11,024. The average notional values of currency forward contracts for the year ended December 31, 2009 based on a quarterly calculation, was $193,690,491.

Brokerage commissions are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions.

The Partnership adopted ASC 815, Derivatives and Hedging (formerly, FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”) as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition, Statements of Income and Expenses and Statements of Changes in Partners’ Capital. The following table indicates the fair values of derivative instruments of futures and forward contracts as separate assets and liabilities.

Assets	December 31, 2009

Futures Contracts
Currencies	$454,205
Energy	524,031
Grains	89,903
Indices	698,928
Interest Rates U.S.	312,507
Interest Rates Non-U.S.	320,014
Livestock	7,630
Metals	186,737
Softs	316,766

Total unrealized appreciation on open futures contracts	$2,910,721

Liabilities
Futures Contracts
Currencies	$(471,344)
Energy	(459,438)
Grains	(268,089)
Indices	(119,092)
Interest Rates U.S.	(365,712)
Interest Rates Non-U.S.	(301,168)
Livestock	(12,120)
Metals	(112,865)
Softs	(56,767)

Total unrealized depreciation on open futures contracts	(2,166,595)

Net unrealized appreciation on open futures contracts	$744,126 *

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

Emerging CTA Portfolio L.P.
Notes to Financial Statements
December 31, 2009

Assets
Forward Contracts
Currencies	$495,276
Metals	1,901,753

Total unrealized appreciation on open forward contracts	$2,397,029

Liabilities
Forward Contracts
Currencies	$(1,420,713)
Metals	(2,002,231)

Total unrealized depreciation on open forward contracts	(3,422,944)

Net unrealized depreciation on open forward contracts	$(1,025,915)**

**	This amount is in “Net unrealized depreciation on open forward contracts” on the Statements of Financial Condition.

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the year ended December 31, 2009.

December 31, 2009
Sector	Gain (Loss) from trading

Currencies	$2,459,707
Energy	(1,657,789)
Grains	1,822,876
Indices	(2,244,361)
Interest Rates U.S.	45,747
Interest Rates Non-U.S.	(1,918,698)
Livestock	(161,189)
Softs	(204,378)
Metals	296,767

Total	$(1,561,318)

5.	Investment in Partnerships:

On November 1, 2005, the assets allocated to Altis Partners Jersey Limited (“Altis”) for trading were invested in CMF Altis Partners Master Fund L.P. (“Altis Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 4,898.1251 Units of the Altis Master with cash equal to $4,196,275 and a contribution of open commodity futures and forward positions with a fair value of $701,851. Altis Master was formed to permit commodity pools managed now or in the future by Altis using the Global Futures Portfolio program, a proprietary, systematic trading program, to invest together in one vehicle. The General Partner is also the general partner of Altis Master. Individual and pooled accounts currently managed by Altis, including the Partnership are permitted to be limited partners of Altis Master. The General Partner and Altis believe that trading through this structure should promote efficiency and economy in the trading process.

On March 1, 2006, the assets allocated to Avant Capital Management L.P. (“Avant”) for trading were invested in the CMF Avant Master Fund L.P. (“Avant Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 8,177.1175 Units of Avant Master with cash equal to $6,827,887 and a contribution of open commodity futures and forwards positions with a fair value of $1,349,230. Avant Master was formed in order to permit accounts managed now or in the future by Avant using the Diversified Program, a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of Avant Master. Individual and

Emerging CTA Portfolio L.P.
Notes to Financial Statements
December 31, 2009

pooled accounts currently managed by Avant, including the Partnership are permitted to be limited partners of Avant Master. The General Partner and Avant believe that trading through this structure should promote efficiency and economy in the trading process.

On May 1, 2009, the assets allocated to Sasco Energy Partners LLC (“Sasco”) for trading were invested in the CMF Sasco Master Fund L.P. (“Sasco Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 16,437.9008 Units of Sasco Master with cash equal to $16,364,407 and a contribution of open commodity futures contracts with a fair value of $(1,325,727). Sasco Master was formed in order to permit accounts managed now or in the future by Sasco using the Energy Program, a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of Sasco Master. Individual and pooled accounts currently managed by Sasco, including the Partnership, are permitted to be limited partners of Sasco Master. The General Partner and Sasco believe that trading through this structure should promote efficiency and economy in the trading process.

The General Partner is not aware of any material changes to any of the trading programs discussed above during the fiscal year ended December 31, 2009.

Altis Master’s, Avant Master’s and Sasco Master’s (the “Funds”) trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. The Funds engage in such trading through commodity brokerage accounts maintained with CGM.

A Limited Partner may withdraw all or part of their capital contribution and undistributed profits, if any, from the Funds in multiples of the Net Asset Value per Redeemable Unit of Limited Partnership Interest as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the General Partner at least 3 days in advance of the Redemption Date. The Units are classified as a liability when the Limited Partner elects to redeem and informs the Funds.

Management, administrative and incentive fees are charged at the Partnership level. All clearing fees are borne by the Partnership and through its investment in the Funds. All other fees including CGM’s direct brokerage commissions are charged at the Partnership level.

On December 31, 2009, the Partnership owned approximately 33.6% of Altis Master, 65.1% of Sasco Master and 100.0% of Avant Master. It is the intention of the Partnership to continue to invest in the Funds. On December 31, 2008, the Partnership had approximately 35.7% of Altis Master and 30.1% of Avant Master. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same and the redemption rights are not affected.

Summarized information reflecting the Total Assets, Liabilities and Capital for the Funds are shown in the following tables:

	December 31, 2009
	Total Assets	Total Liabilities	Total Capital

Altis Master	$84,341,762	$34,004	$84,307,758
Avant Master	13,259,355	1,759,171	11,500,184
Sasco Master	37,621,540	716,206	36,905,334

Total	$135,222,657	$2,509,381	$132,713,276

Emerging CTA Portfolio L.P.
Notes to Financial Statements
December 31, 2009

	December 31, 2008
	Total Assets	Total Liabilities	Total Capital

Altis Master	$99,300,545	$17,963	$99,282,582
Avant Master	67,629,391	15,257,355	52,372,036

Total	$166,929,936	$15,275,318	$151,654,618

Summarized information reflecting the net gain (loss) from trading, total income (loss) and net income (loss) for the Funds are shown in the following tables.

	For the Year Ended December 31, 2009
	Gain (Loss) from	Total Income	Net Income
	trading, net	(Loss)	(Loss)

Altis Master	$(4,037,646)	$(3,970,425)	$(4,128,406)
Avant Master	2,261,358	2,278,567	2,181,987
Sasco Master	3,282,459	3,299,341	2,690,111

Total	$1,506,171	$1,607,483	$743,692

	For the Year Ended December 31, 2008
	Gain (Loss) from	Total Income	Net Income
	trading, net	(Loss)	(Loss)

Altis Master	$46,523,557	$47,469,925	$47,259,015
Avant Master	3,971,897	4,604,810	4,407,115

Total	$50,495,454	$52,074,735	$51,666,130

Summarized information reflecting the Partnership’s investments in, and the operations of, the Funds are shown in the following tables:

	% of					Net
	Partnership’s			Expenses		Income	Investment	Redemptions
Funds	Net Assets	Fair Value	Income (Loss)	Commissions	Other	(Loss)	Objective	Permitted

For the year ended December 31, 2009
Altis Master	17.00%	$28,338,180	$(1,527,679)	$34,231	$20,605	$(1,582,515)	Commodity Portfolio	Monthly
Avant Master	6.90%	11,500,341	1,866,969	42,105	42,302	1,782,562	Commodity Portfolio	Monthly
Sasco Master	14.41%	24,030,338	2,081,915	321,983	71,659	1,688,273	Energy Markets	Monthly

Total		$63,868,859	$2,421,205	$398,319	$134,566	$1,888,320

	% of					Net
	Partnership’s			Expenses		Income	Investment	Redemptions
Funds	Net Assets	Fair Value	Income (Loss)	Commissions	Other	(Loss)	Objective	Permitted

For the year ended December 31, 2008
Altis Master	21.19%	$35,435,099	$17,428,734	$63,047	$13,357	$17,352,330	Commodity Portfolio	Monthly
Avant Master	9.43%	15,774,149	1,615,717	47,199	15,477	1,553,041	Commodity Portfolio	Monthly

Total		$51,209,248	$19,044,451	$110,246	$28,834	$18,905,371

Emerging CTA Portfolio L.P.
Notes to Financial Statements
December 31, 2009

6.	Subscriptions, Distributions and Redemptions:

Subscriptions are accepted monthly from investors and they become Limited Partners on the first day of the month after their subscription is processed. Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. A Limited Partner may require the Partnership to redeem their Redeemable Units at their Net Asset Value as of the last day of any month on ten days’ notice to the General Partner. Redemption fees shall be for the benefit of the Partnership.

7.	Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the years ended December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007

Net realized and unrealized gains (losses)*	$(51.90)	$328.34	$62.49
Interest income	1.30	17.22	53.83
Expenses**	(51.53)	(101.11)	(53.68)

Increase (decrease) for the year	(102.13)	244.45	62.64
Proceeds from Limited Partner redemption fees	2.08	—	—
Net Asset Value per Redeemable Unit of Limited Partnership Interest, beginning of year	1,506.43	1,261.98	1,199.34

Net Asset Value per Redeemable Unit of Limited Partnership Interest, end of year	$1,406.38	$1,506.43	$1,261.98

*	Includes brokerage commissions.

**	Excludes brokerage commissions.

	2009	2008	2007

Ratios to Average Net Assets:
Net investment income (loss) before incentive fees***	(6.9)%	(5.4)%	(2.2)%

Operating expenses	7.0%	6.7%	6.7%
Incentive fees	0.8%	4.8%	1.9%

Total expenses	7.8%	11.5%	8.6%

Total return:
Total return before incentive fees	(5.9)%	24.8%	6.8%
Incentive fees	(0.7)%	(5.4)%	(1.6)%

Total return after incentive fees	(6.6)%	19.4%	5.2%

***	Interest income less total expenses.

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

Emerging CTA Portfolio L.P.
Notes to Financial Statements
December 31, 2009

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

The risk to the Limited Partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a consequence of the organization of the Partnership as a limited partnership under applicable law.

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

As both a buyer and seller of options, the Partnership/Funds pay or receive a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership/Funds to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Partnership/Funds do not consider these contracts to be guarantees as described in ASC 460 Guarantees (formerly, FAS No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees”).

The General Partner monitors and attempts to control the Partnership’s/Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Funds may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, exchange cleared swaps, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Partnership’s/Funds’ business, these instruments may not be held to maturity.

     Selected unaudited quarterly financial data for the Partnership of the years ended December 31, 2009 and 2008 are summarized below:

	For the period	For the period	For the period	For the period
	from	from	from	from
	October 1, 2009 to	July 1, 2009 to	April 1, 2009 to	January 1, 2009 to
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees plus interest income	$(5,954,444)	$3,874,342	$973,019	$(4,882,601)
Net income (loss)	$(7,133,0081)	$2,368,105	$(827,973)	$(6,334,857)
Increase (decrease) in Net Asset Value per Unit	$(59.86)	$20.55	$(7.26)	$(55.56)

	For the period	For the period	For the period	For the period
	from	from	from	from
	October 1, 2008 to	July 1, 2008 to	April 1, 2008 to	January 1, 2008 to
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees plus interest income	$26,966,882	$(9,520,965)	$12,231,406	$11,785,403
Net income (loss)	$21,802,886	$(10,658,747)	$8,971,088	$9,293,628
Increase (decrease) in Net Asset Value per Unit	$179.26	$(89.66)	$75.04	$79.81

To the Limited Partners of
CMF Altis Partners Master Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Jennifer Magro
Chief Financial Officer and Director
Ceres Managed Futures LLC
General Partner,
CMF Altis Partners Master Fund L.P.

Ceres Managed Futures LLC
55 East 59th Street
10th Floor
New York, N.Y. 10022
212-559-2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of
CMF Altis Partners Master Fund L.P.:
We have audited the accompanying statement of financial condition of CMF Altis Partners Master Fund L.P. (the “Partnership”), including the condensed schedule of investments, as of December 31, 2009, and the related statements of income and expenses, and changes in partners’ capital for the year then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Partnership for the years ended December 31, 2008 and 2007 were audited by other auditors whose reports, dated March 26, 2009 and March 24, 2008, expressed unqualified opinions on those statements.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, such financial statements present fairly, in all material respects, the financial position of CMF Altis Partners Master Fund L.P. as of December 31, 2009, and the results of its operations and its changes in partners’ capital for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
New York, New York
March 19, 2010

Report of Independent Auditors
To the Partners of
CMF Altis Partners Master Fund L.P.:
In our opinion, the accompanying statement of financial condition, including the condensed schedule of investments, and the related statement of income and expenses, and statement of changes in partners’ capital present fairly, in all material respects, the financial position of CMF Altis Partners Master Fund L.P. at December 31, 2008, and the results of its operations for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
New York, New York
March 26, 2009

Report of Independent Registered Public Accounting Firm
The Partners
CMF Altis Partners Master Fund L.P.:
We have audited the accompanying statements of income and expenses and changes in partners’ capital of CMF Altis Partners Master Fund L.P. for the year ended December 31, 2007. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and changes in partners’ capital of CMF Altis Partners Master Fund L.P. for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
New York, New York
March 24, 2008

CMF Altis Partners Master Fund L.P.
Statements of Financial Condition
December 31, 2009 and 2008

	2009	2008

Assets:
Equity in trading account:
Cash (Note 3c)	$72,536,409	$69,644,254
Cash margin (Note 3c)	6,880,657	14,456,853
Net unrealized appreciation on open futures contracts	3,658,632	13,064,649
Net unrealized appreciation on open forward contracts	1,266,064	2,134,789

Total assets	$84,341,762	$99,300,545

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Professional fees	$34,004	$17,963

Total liabilities	34,004	17,963

Partners’ Capital:
General Partner, 0.0000 Unit equivalents at December 31, 2009 and 2008	—	—
Limited Partners’ Capital, 26,342.3882 and 29,515.9972 Redeemable Units of Limited Partnership Interest outstanding at December 31, 2009 and 2008, respectively	84,307,758	99,282,582

Total liabilities and partners’ capital	$84,341,762	$99,300,545

See accompanying notes to financial statements.

CMF Altis Partners Master Fund L.P.
Condensed Schedule of Investments
December 31, 2009

	Number of		% of Partners’
	Contracts	Fair Value	Capital

Futures Contracts Purchased
Currencies	151	$(86,245)	(0.10)%
Energy	137	(133,827)	(0.16)
Grains	145	70,145	0.08
Indices	261	644,786	0.77
Interest Rates U.S.	462	619,047	0.73
Interest Rates Non-U.S.	744	1,423,043	1.69
Livestock	4	3,280	0.00 *
Metals	182	474,556	0.56
Softs	311	763,907	0.91

Total futures contracts purchased		3,778,692	4.48

Futures Contracts Sold
Currencies	256	161,999	0.19
Energy	116	(383,104)	(0.45)
Grains	126	77,989	0.09
Interest Rates U.S.	70	61,922	0.07
Interest Rates Non-U.S.	52	22,694	0.03
Livestock	90	(96,250)	(0.11)
Metals	6	1,750	0.00 *
Softs	48	32,940	0.04

Total futures contracts sold		(120,060)	(0.14)

Unrealized Appreciation on Open Forward Contracts
Metals	400	3,166,023	3.75

Total unrealized appreciation on open forward contracts		3,166,023	3.75

Unrealized Depreciation on Open Forward Contracts
Metals	367	(1,899,959)	(2.25)

Total unrealized depreciation on open forward contracts		(1,899,959)	(2.25)

Total fair value		$4,924,696	5.84%

* Due to rounding

See accompanying notes to financial statements.

CMF Altis Partners Master Fund L.P.
Condensed Schedule of Investments
December 31, 2008

	Number of		% of Partners’
	Contracts	Fair Value	Capital

Futures Contracts Purchased
Currencies	221	$359,977	0.36%
Grains	3	638	0.00 *
Indices	137	196,752	0.20
Interest Rates U.S.	872	2,743,895	2.76
Interest Rates Non-U.S.	1,565	4,508,352	4.54
Livestock	15	(1,500)	(0.00)*
Metals	44	198,430	0.20
Softs	119	364,297	0.37

Total futures contracts purchased		8,370,841	8.43

Futures Contracts Sold
Currencies	124	596,380	0.60
Energy	470	1,119,463	1.13
Grains	693	712,530	0.72
Indices	45	(21,735)	(0.02)
Interest Rates Non-U.S.	60	44,808	0.04
Livestock	174	644,715	0.65
Lumber	35	229,460	0.23
Metals	227	652,283	0.66
Softs	265	715,904	0.72

Total futures contracts sold		4,693,808	4.73

Unrealized Appreciation on Open Forward Contracts
Metals	225	3,764,562	3.79

Total unrealized appreciation on open forward contracts		3,764,562	3.79

Unrealized Depreciation on Open Forward Contracts
Metals	192	(1,629,773)	(1.64)

Total unrealized depreciation on open forward contracts		(1,629,773)	(1.64)

Total fair value		$15,199,438	15.31%

* Due to rounding

See accompanying notes to financial statements.

CMF Altis Partners Master Fund L.P.
Statements of Income and Expenses
for the years ended
December 31, 2009, 2008 and 2007

	2009	2008	2007

Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	$6,237,096	$43,242,776	$8,388,931
Change in net unrealized gains (losses) on open contracts	(10,274,742)	3,280,781	5,902,514

Gain (loss) from trading, net	(4,037,646)	46,523,557	14,291,445
Interest income	67,221	946,368	2,316,916

Total income (loss)	(3,970,425)	47,469,925	16,608,361

Expenses:
Clearing fees	97,912	174,092	174,310
Professional fees	60,069	36,818	38,430

Total expenses	157,981	210,910	212,740

Net income (loss)	$(4,128,406)	$47,259,015	$16,395,621

Net income (loss) per Redeemable Unit of Limited Partnership Interest (Notes 1 and 6)	$(160.69)	$1,419.53	$434.50

Weighted average units outstanding	27,447.9300	35,038.6637	34,674.0707

See accompanying notes to financial statements.

CMF Altis Partners Master Fund L.P.
Statements of Changes in Partners’ Capital
for the years ended
December 31, 2009, 2008 and 2007

Partners’
Capital

Partners’ capital at December 31, 2006	$45,727,192
Net income (loss)	16,395,621
Sale of 15,332.4004 Redeemable Units of Limited Partnership Interest	24,794,065
Redemption of 7,165.6466 Redeemable Units of Limited Partnership Interest	(12,341,087)
Distribution of interest income to feeder funds	(2,316,916)

Partners’ capital at December 31, 2007	72,258,875
Net income (loss)	47,259,015
Sale of 7,905.1589 Redeemable Units of Limited Partnership Interest	19,703,367
Redemption of 15,042.4224 Redeemable Units of Limited Partnership Interest	(38,992,307)
Distribution of interest income to feeder funds	(946,368)

Partners’ capital at December 31, 2008	99,282,582
Net income (loss)	(4,128,406)
Sale of 7,949.9256 Redeemable Units of Limited Partnership Interest	25,607,383
Redemption of 11,123.5346 Redeemable Units of Limited Partnership Interest	(36,386,580)
Distribution of interest income to feeder funds	(67,221)

Partners’ capital at December 31, 2009	$84,307,758

Net Asset Value per Redeemable Unit of Limited Partnership Interest:

2007:	$1,971.42

2008:	$3,363.69

2009:	$3,200.46

See accompanying notes to financial statements.

CMF Altis Partners Master Fund L.P.
Notes to Financial Statements
December 31, 2009

1.	Partnership Organization:

CMF Altis Partners Master Fund L.P. (the “Master”) is a limited partnership which was organized under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, lumber, metals and softs. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk. The Master is authorized to sell an unlimited number of redeemable units of Limited Partnership Interest (“Redeemable Units”).

Ceres Managed Futures LLC (formerly Citigroup Managed Futures LLC), a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Master. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”), a newly registered non-clearing futures commission merchant and a member of the National Futures Association (“NFA”). Morgan Stanley, indirectly through various subsidiaries, owns 51% of MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Master, owns 49% of MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.

On November 1, 2005 (commencement of trading operations), Global Diversified Futures Fund L.P. (formerly, Citigroup Global Diversified Futures Fund L.P.) (“Global Diversified”) and Emerging CTA Portfolio L.P. (formerly, Citigroup Emerging CTA Portfolio L.P.) (“Emerging CTA”) allocated a portion of their capital to the Master. Global Diversified purchased 13,013.6283 Redeemable Units with cash equal to $11,227,843 and a contribution of open commodity futures and forward positions with a fair value of $1,785,785. Emerging CTA purchased 4,898.1251 Redeemable Units with cash equal to $4,196,275 and a contribution of open commodity futures and forward positions with a fair value of $701,851. On February 1, 2006, Institutional Futures Portfolio L.P. (formerly, CMF Institutional Futures Portfolio L.P.) (“Institutional Portfolio”) allocated a portion of its capital to the Master and purchased 3,989.7912 Redeemable Units with cash equal to $5,000,000. On March 1, 2007, Global Futures Fund Ltd. (formerly, Citigroup Global Futures Fund Ltd.) (“Global Futures”) allocated a portion of its capital to the Master and purchased 1,600.3547 Redeemable Units with a fair value of $2,500,000. The Master was formed to permit commodity pools managed now or in the future by Altis Partners (Jersey) Limited (the “Advisor”) using the Global Futures Portfolio Program, the Advisor’s proprietary systematic trading program, to invest together in one vehicle.

The Master operates under a structure where its investors consist of Global Diversified, Emerging CTA, Institutional Portfolio and Global Futures (each a “Feeder”, collectively the “Funds”) with approximately 12.8%, 33.6%, 25.3% and 28.3% investments in the Master at December 31, 2009, respectively. Global Diversified, Emerging CTA, Institutional Portfolio and Global Futures had approximately 15.7%, 35.7%, 24.7% and 23.9% investments in the Master at December 31, 2008, respectively.

The Master will be liquidated upon the first to occur of the following: December 31, 2025; or under certain other circumstances as defined in the Limited Partnership Agreement of the Master (the “Limited Partnership Agreement”).

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, also known as FASB Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles” (“ASC 105”) (the “Codification”). ASC 105 established the exclusive authoritative reference for U.S. Generally Accepted Accounting Principles (“GAAP”) for use in financial statements except for Securities and Exchange Commission (“SEC”) rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification

CMF Altis Partners Master Fund L.P.
Notes to Financial Statements
December 31, 2009

supersedes all existing non-SEC accounting and reporting standards. The Codification is the single source of authoritative accounting principles generally accepted in the United States and applies to all financial statements issued after September 15, 2009.

2.	Accounting Policies:

a.	Use of Estimates. The preparation of financial statements an accompanying notes in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Master’s Statements of Financial Condition through the date the financial statements were issued. As a result, actual results could differ from these estimates.

b.	Statement of Cash Flows. The Master is not required to provide a Statement of Cash Flows as permitted by ASC 230, Statement of Cash Flows (formerly, FAS No. 102, “Statement of Cash Flows Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale”).

c.	Master’s Investments. All commodity interests of the Master (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Realized gain or loss and any change in net unrealized gain or loss from the preceding period are reported in the Statements of Income and Expenses.

Master’s Fair Value Measurements.  The Master adopted ASC 820, Fair Value Measurements and Disclosures (formerly, FAS No. 157, “Fair Value Measurements”) as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Master did not apply the deferral allowed by ASC 820, for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

In 2009, the Master adopted amendments to ASC 820, Fair Value Measurements and Disclosures (formerly, FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”) which reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. These amendments to ASC 820 also reaffirm the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. These amendments to ASC 820 are required for interim and annual reporting periods ending after June 15, 2009. Management has concluded that based on available information in the marketplace, there has not been a decrease in the

CMF Altis Partners Master Fund L.P.
Notes to Financial Statements
December 31, 2009

volume and level of activity in the Master’s Level 2 assets and liabilities. The adoption of the amendments to ASC 820 had no effect on the Master’s Financial Statements.

The Master considers prices for exchange traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the years ended December 31, 2009 and December 31, 2008, the Master did not hold any derivative instruments for which market quotations are not readily available and which are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	12/31/2009	(Level 1)	(Level 2)	(Level 3)

Assets
Futures	$3,658,632	$3,658,632	$—	$—
Forwards	1,266,064	1,266,064	—	—

Total fair value	$4,924,696	$4,924,696	$—	$—

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	12/31/2008	(Level 1)	(Level 2)	(Level 3)

Assets
Futures	$13,064,649	$13,064,649	$—	$—
Forwards	2,134,789	2,134,789	—	—

Total fair value	$15,199,438	$15,199,438	$—	$—

d.	Futures Contracts. The Master trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery can not occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.

e.	London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Master are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying

CMF Altis Partners Master Fund L.P.
Notes to Financial Statements
December 31, 2009

contracts, and are recorded as unrealized gains or losses by the Master. A contract is considered offset when all long positions have been matched with short positions. When the contract is closed at the prompt date, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses.

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

In 2007, the Master adopted ASC 740, Income Taxes (formerly, FAS No. 48, “Accounting for Uncertainty in Income Taxes”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Master’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Master level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner concluded that no provision for income tax is required in the Master’s financial statements.

The following is the major tax jurisdiction for the Master and the earliest tax year subject to examination: United States — 2006.

h.	Subsequent Events. In 2009, the Master adopted ASC 855, Subsequent Events (formerly, FAS No. 165, “Subsequent Events”). The objective of ASC 855 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. Management has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

i.	Recent Accounting Pronouncements. In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), “Improving Disclosures about Fair Value Measurements, which , among other things, amends ASC 820 to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e. to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements (which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years). Management is currently assessing the impact that the adoption of ASU 2010-06 will have on the Master’s financial statements disclosures.

In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (“ASU 2010-09”), “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” which among other things amended ASC 855 to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between ASC 855 and the SEC’s requirements. All of the

CMF Altis Partners Master Fund L.P.
Notes to Financial Statements
December 31, 2009

amendments in this update are effective upon issuance of this update. Management has included the provisions of these amendments in the financial statements.

j.	Certain prior period amounts have been reclassified to conform to current period presentation.

k.	Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with investment company guidance. See footnote 6 for Financial Highlights.

3.	Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Master, including selecting one or more advisors to make trading decisions for the Master.

b.	Management Agreement:

The General Partner, on behalf of the Master, has entered into a management agreement (the “Management Agreement”) with the Advisor, a registered commodity trading advisor. The Advisor is not affiliated with the General Partner or CGM and is not responsible for the organization or operation of the Master. The Management Agreement provides that the Advisor has sole discretion in determining the investment of the assets of the Master. All management fees in connection with the Management Agreement are borne by the Funds. The Management Agreement may be terminated upon notice by either party.

c.	Customer Agreement:

The Master has entered into a customer agreement (the “Customer Agreement”) with CGM whereby CGM provides services which include, among other things, the execution of transactions for the Master’s account in accordance with orders placed by the Advisor. All exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively the “clearing fees”) are borne by the Master. All other fees including CGM’s direct brokerage commission shall be borne by the Funds. All of the Master’s assets are deposited in the Master’s account at CGM. The Master’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2009 and 2008, the amounts of cash held by the Master for margin requirements was $6,880,657 and $14,456,853, respectively. The Customer Agreement may be terminated upon notice by either party.

4.	Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Master’s trading activities are shown in the Statements of Income and Expenses.

The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses on open futures and forward contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition as the criteria under ASC 210 Balance Sheet (formerly, FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts”) have been met.

All of the commodity interests owned by the Master are held for trading purposes. The average number of futures and metal forward contracts traded for the year ended December 31, 2009 based on a quarterly calculation, was 4,416.

The Master adopted ASC 815, Derivatives and Hedging (formerly, FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”) as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value

CMF Altis Partners Master Fund L.P.
Notes to Financial Statements
December 31, 2009

amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition, Statements of Income and Expenses and Statements of Changes in Partners’ Capital. The following table indicates the fair values of derivative instruments of futures and forward contracts as separate assets and liabilities.

December 31,
2009

Assets
Futures Contracts
Currencies	$513,272
Energy	34,206
Grains	201,302
Indices	646,144
Interest Rates U.S.	806,247
Interest Rates Non-U.S.	1,623,556
Livestock	20,960
Metals	489,601
Softs	861,460

Total unrealized appreciation on open futures contracts	$5,196,748

Liabilities
Futures Contracts
Currencies	$(437,517)
Energy	(551,137)
Grains	(53,169)
Indices	(1,358)
Interest Rates U.S.	(125,278)
Interest Rates Non-U.S.	(177,819)
Livestock	(113,930)
Metals	(13,295)
Softs	(64,613)

Total unrealized depreciation on open futures contracts	$(1,538,116)

Net unrealized appreciation on open futures contracts	$3,658,632 *

Assets
Forward Contracts
Metals	$3,166,023

Total unrealized appreciation on open forward contracts	$3,166,023

Liabilities
Forward Contracts
Metals	$(1,899,959)

Total unrealized depreciation on open forward contracts	$(1,899,959)

Net unrealized appreciation on open forward contracts	$1,266,064 **

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” on the Statements of Financial Condition.

CMF Altis Partners Master Fund L.P.
Notes to Financial Statements
December 31, 2009

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the twelve months ended December 31, 2009.

	December 31, 2009
Sector	Gain (Loss) from trading

Currencies	$90,312
Energy	(3,628,727)
Grains	(2,301,628)
Indices	(942,057)
Interest Rates U.S.	(750,482)
Interest Rates Non-U.S.	313,186
Livestock	340,475
Lumber	(229,460)
Metals	2,922,408
Softs	148,327

Total	(4,037,646	)***

***	This amount is in “Gain (loss) from trading, net” on the Statements of Income and Expenses.

5.	Subscriptions, Distributions and Redemptions:

Subscriptions are accepted monthly from investors and they become Limited Partners on the first day of the month after their subscription is processed. A Limited Partner may withdraw all or part of their capital contribution and undistributed profits, if any, from the Master in multiples of the Net Asset Value per Redeemable Unit of Limited Partnership Interest as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the General Partner at least 3 days in advance of the Redemption Date. The Redeemable Units are classified as a liability when the Limited Partner elects to redeem and informs the Master.

6.	Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the years ended December 31, 2009, 2008 and 2007 were as follows:

	2009	2008	2007

Net realized and unrealized gains (losses)*	$(160.98)	$1,393.37	$367.31
Interest income	2.54	27.26	68.30
Expenses**	(2.25)	(1.10)	(1.11)

Increase (decrease) for the year	(160.69)	1,419.53	434.50
Distribution of interest income to feeder funds	(2.54)	(27.26)	(68.30)
Net Asset Value per Redeemable Unit of Limited Partnership Interest, beginning of year	3,363.69	1,971.42	1,605.22

Net Asset Value per Redeemable Unit of Limited Partnership Interest, end of year	$3,200.46	$3,363.69	$1,971.42

*	Includes clearing fees.

**	Excludes clearing fees.

CMF Altis Partners Master Fund L.P.
Notes to Financial Statements
December 31, 2009

	2009	2008	2007

Ratios to Average Net Assets:
Net investment income (loss)***	(0.1)%	0.9%	3.6%

Operating expenses	0.2%	0.3%	0.4%

Total return	(4.8)%	72.0%	27.1%

***	Interest income less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

7.	Financial Instrument Risks:

In the normal course of its business, the Master is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include certain forwards and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Master’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Master has credit risk and concentration risk as the sole counterparty or broker with respect to the Master’s assets is CGM or a CGM affiliate. Credit risk with respect to exchange-traded instruments is reduced to the extent that through CGM, the Master’s counterparty is an exchange or clearing organization.

The General Partner monitors and attempts to control the Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Master’s business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for Altis Master for the years ended December 31, 2009 and 2008 is summarized below:

	For the period	For the period	For the period	For the period
	from	from	from	from
	October 1, 2009 to	July 1, 2009 to	April 1, 2009 to	January 1, 2009 to
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$(3,126,708)	$4,107,431	$(196,386)	$(4,852,674)
Net income (loss)	$(3,150,340)	$4,094,363	$(209,227)	$(4,863,202)
Increase (decrease) in Net Asset Value per Redeemable Unit	$(120.89)	$153.67	$(7.77)	$(185.70)

	For the period	For the period	For the period	For the period
	from	from	from	from
	October 1, 2008 to	July 1, 2008 to	April 1, 2008 to	January 1, 2008 to
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees including interest income	$30,914,449	$(15,270,584)	$23,717,513	$7,934,455
Net income (loss)	$30,905,495	$(15,279,538)	$23,708,108	$7,924,950
Increase (decrease) in Net Asset Value per Redeemable Unit	$982.42	$(466.12)	$684.52	$218.71

To the Limited Partners of
CMF Avant Master Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Jennifer Magro
Chief Financial Officer and Director
Ceres Managed Futures LLC
General Partner,
CMF Avant Master Fund L.P.

Ceres Managed Futures LLC
55 East 59th Street
10th Floor
New York, N.Y. 10022
212-559-2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of
CMF Avant Master Fund L.P.:
We have audited the accompanying statement of financial condition of CMF Avant Master Fund L.P. (the “Partnership”), including the condensed schedule of investments, as of December 31, 2009, and the related statements of income and expenses, and changes in partners’ capital for the year then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Partnership for the years ended December 31, 2008 and 2007 were audited by other auditors whose reports, dated March 26, 2009 and March 24, 2008, expressed unqualified opinions on those statements.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, such financial statements present fairly, in all material respects, the financial position of CMF Avant Master Fund L.P. as of December 31, 2009, and the results of its operations and its changes in partners’ capital for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
New York, New York
March 19, 2010

Report of Independent Auditors
To the Partners of
CMF Avant Partners Master Fund L.P.:
In our opinion, the accompanying statement of financial condition, including the condensed schedule of investments, and the related statement of income and expenses, and statement of changes in partners’ capital present fairly, in all material respects, the financial position of CMF Avant Partners Master Fund L.P. at December 31, 2008, and the results of its operations for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
New York, New York
March 26, 2009

Report of Independent Registered Public Accounting Firm
The Partners
CMF Avant Master Fund L.P.:
We have audited the accompanying statements of income and expenses and changes in partners’ capital of CMF Avant Master Fund L.P. for the year ended December 31, 2007. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and changes in partners’ capital of CMF Avant Master Fund L.P. for the year December 31, 2007, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
New York, New York
March 24, 2008

CMF Avant Master Fund L.P.
Statements of Financial Condition
December 31, 2009 and 2008

	2009	2008

Assets:
Equity in trading account:
Cash (Note 3c)	$12,986,240	$51,744,010
Cash margin (Note 3c)	273,115	6,298,957
Options owned, at fair value (cost $0 and $5,563,825 at December 31, 2009 and 2008, respectively)	—	9,586,424

Total assets	$13,259,355	$67,629,391

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures and exchange cleared swap contracts	$1,727,090	$433,120
Options written, at fair value (premium $0 and $5,314,025 at December 31, 2009 and 2008, respectively)	—	14,795,076
Accrued expenses:
Professional fees	32,081	29,159

Total liabilities	1,759,171	15,257,355

Partners’ Capital:
General Partner, 0.0000 Unit equivalents at December 31, 2009 and 2008	—	—
Limited Partners’ Capital, 10,848.7365 and 56,889.3869 Redeemable Units of Limited Partnership Interest outstanding at December 31, 2009 and 2008, respectively	11,500,184	52,372,036

Total liabilities and partners’ capital	$13,259,355	$67,629,391

See accompanying notes to financial statements.

CMF Avant Master Fund L.P.
Condensed Schedule of Investments
December 31, 2009

	Number of		% of Partners’
	Contracts	Fair Value	Capital

Futures and Exchange Cleared Swap Contracts Purchased
Energy
NYMEX Natural Gas Feb. 2010 – Oct. 2012	144	$(525,500)	(4.57)%
NMX HH N Gas Swap April. 2010 – Dec. 2012	2,064	(4,996,200)	(43.45)
Other	3	1,950	0.02

Total futures and exchange cleared swap contracts purchased		(5,519,750)	(48.00)

Futures and Exchange Cleared Swap Contracts Sold
Energy
NYMEX Natural Gas Mar. 2010 – Mar. 2013	501	3,193,570	27.77
NMX HH N Gas Swap Feb. 2010 – Jan. 2012	628	603,020	5.24
Other	3	(3,930)	(0.03)

Total futures and exchange cleared swap contracts sold		3,792,660	32.98

Total fair value		$(1,727,090)	(15.02)%

See accompanying notes to financial statements.

CMF Avant Master Fund L.P.
Condensed Schedule of Investments
December 31, 2008

	Number of		% of Partners’
	Contracts	Fair Value	Capital

Futures and Exchange Cleared Swap Contracts Purchased
Energy
NYMEX Natural Gas Mar. 2009 — Aug. 2012	806	$(6,272,350)	(11.98)%
NMX HH N Gas Swap Mar. 2009 — Aug. 2012	1,600	(5,452,440)	(10.41)
Other	340	(1,752,130)	(3.34)

Total futures and exchange cleared swap contracts purchased		(13,476,920)	(25.73)

Futures and Exchange Cleared Swap Contracts Sold
Energy
NYMEX Natural Gas Feb. 2009 — Dec. 2012	1,023	10,264,700	19.60
NMX HH N Gas Swap Dec. 2009 — Sep. 2011	1,024	2,779,100	5.31

Total futures and exchange cleared swap contracts sold		13,043,800	24.91

Options Owned
Energy
Call
Other	422	129,249	0.24

Call options owned		129,249	0.24

Put
NYMEX Natural Gas E Feb. 09 — Sept. 09	1,064	9,457,175	18.06

Put options owned		9,457,175	18.06

Total options owned		9,586,424	18.30

Options Written
Energy
Call
Other	423	(915,359)	(1.75)

Call options written		(915,359)	(1.75)

Put
NYMEX Natural Gas E Feb. 09 — April 09	618	(13,281,717)	(25.36)
Other	40	(598,000)	(1.14)

Put options written		(13,879,717)	(26.50)

Total options written		(14,795,076)	(28.25)

Total fair value		$(5,641,772)	(10.77)%

See accompanying notes to financial statements.

CMF Avant Master Fund L.P.
Statements of Income and Expenses
for the years ended
December 31, 2009, 2008 and 2007

	2009	2008	2007

Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	$(1,903,124)	$11,106,601	$(8,119,508)
Change in net unrealized gains (losses) on open contracts	4,164,482	(7,134,704)	2,160,940

Gain (loss) from trading, net	2,261,358	3,971,897	(5,958,568)
Interest income	17,209	632,913	2,179,378

Total income (loss)	2,278,567	4,604,810	(3,779,190)

Expenses:
Clearing fees	50,022	148,722	252,377
Professional fees	46,558	48,973	30,957

Total expenses	96,580	197,695	283,334

Net income (loss)	$2,181,987	$4,407,115	$(4,062,524)

Net income (loss) per Redeemable Unit of Limited Partnership Interest (Notes 1 and 6)	$140.40	$58.65	$(59.91)

Weighted average units outstanding	21,162.1320	63,885.9168	62,059.9620

See accompanying notes to financial statements.

CMF Avant Master Fund L.P.
Statements of Changes in Partners’ Capital
for the years ended
December 31, 2009, 2008 and 2007

Partners’
Capital

Partners’ Capital at December 31, 2006	$37,016,960
Net income (loss)	(4,062,524)
Sale of 38,610.2462 Redeemable Units of Limited Partnership Interest	36,599,757
Redemption of 4,968.7921 Redeemable Units of Limited Partnership Interest	(4,703,486)
Distribution of interest income to feeder funds	(2,179,378)

Partners’ Capital at December 31, 2007	62,671,329
Net income (loss)	4,407,115
Sale of 10,313.7684 Redeemable Units of Limited Partnership Interest	9,669,031
Redemption of 25,308.3134 Redeemable Units of Limited Partnership Interest	(23,742,526)
Distribution of interest income to feeder funds	(632,913)

Partners’ Capital at December 31, 2008	52,372,036
Net income (loss)	2,181,987
Redemption of 46,040.6504 Redeemable Units of Limited Partnership Interest	(43,036,630)
Distribution of interest income to feeder funds	(17,209)

Partners’ Capital at December 31, 2009	$11,500,184

Net Asset Value per Redeemable Unit of Limited Partnership Interest:

2007:	$871.84

2008:	$920.59

2009:	$1,060.05

See accompanying notes to financial statements.

CMF Avant Master Fund L.P.
Notes to Financial Statements
December 31, 2009

1.	Partnership Organization:

CMF Avant Master Fund L.P. (the “Master”) is a limited partnership which was organized under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, livestock, lumber, metals and softs. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk. The Master is authorized to sell an unlimited number of redeemable units of Limited Partnership Interest (“Redeemable Units”).

Ceres Managed Futures LLC (formerly Citigroup Managed Futures LLC), a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Master. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”), a newly registered non-clearing futures commission merchant and a member of the National Futures Association (“NFA”). Morgan Stanley, indirectly through various subsidiaries, owns 51% of MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Master, owns 49% of MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.

On March 1, 2006 (commencement of trading operations), Emerging CTA Portfolio L.P. (formerly, Citigroup Emerging CTA Portfolio L.P.) (“Emerging CTA”) purchased 8,177.1175 Redeemable Units with cash of $6,827,887 and a contribution of open commodity futures and forwards positions with a fair value of $1,349,230. On May 1, 2006, Alera Portfolio SPC (“Alera SPC”) allocated a portion of its capital to the Master and purchased 4,242.8088 Redeemable Units with cash of $4,795,225. On July 1, 2006, Tactical Diversified Futures Fund L.P. (formerly, Citigroup Diversified Futures Fund L.P.) (“Tactical Diversified”) allocated a portion of its capital to the Master and purchased 17,941.7382 Redeemable Units with a cash of $20,000,000. On October 1, 2006, Citigroup Energy Advisors Portfolio L.P. (“Energy Fund”) allocated a portion of its capital to the Master and purchased 2,456.7378 Redeemable Units with cash of $2,370,000. On March 31, 2007, Alera SPC redeemed its entire investment in the Master. This amounted to 1,717.5007 Redeemable Units with a fair value of $1,672,710, which includes interest income of $6,907. On January 31, 2009, Tactical Diversified redeemed its entire investment in the Master. This amounted to 15,102.2650 Redeemable Units with a fair value of $14,145,443. On April 30, 2009, Energy Fund redeemed its entire investment in the Master. This amounted to 3,398.3309 Redeemable Units with a fair value of $3,243,811. The Master was formed to permit commodity pools managed now or in the future by Avant Capital Management L.P., a Texas limited partnership (the “Advisor”) using the Managed Account Trading Program, the Advisor’s proprietary trading program, to invest together in one vehicle.

The Master operates under a structure where its investor consists of Emerging CTA with approximately 100.0% investments in the Master at December 31, 2009. Emerging CTA, Tactical Diversified and Energy Fund, had approximately 30.1%, 57.2%, and 12.7% investments in the Master at December 31, 2008, respectively.

The Master will be liquidated upon the first to occur of the following: December 31, 2026; or under certain other circumstances as defined in the Limited Partnership Agreement of the Master (the “Limited Partnership Agreement”).

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, also known as FASB Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles” (“ASC 105”) (the “Codification”). ASC 105 established the exclusive authoritative reference for U.S. Generally Accepted Accounting Principles (“GAAP”) for use in financial statements except for Securities and Exchange Commission (“SEC”)

CMF Avant Master Fund L.P.
Notes to Financial Statements
December 31, 2009

rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. The Codification is the single source of authoritative accounting principles generally accepted in the United States and applies to all financial statements issued after September 15, 2009.

2.	Accounting Policies:

a.	Use of Estimates. The preparation of financial statements and accompanying notes in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Master’s Statements of Financial Condition through the date the financial statements were issued. As a result, actual results could differ from these estimates.

b.	Statement of Cash Flows. The Master is not required to provide a Statement of Cash Flows as permitted by ASC 230, Statement of Cash Flows (formerly, FAS No. 102, “Statement of Cash Flows Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale”).

c.	Master’s Investments. All commodity interests of the Master (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses.

Master’s Fair Value Measurements.  The Master adopted ASC 820, Fair Value Measurements and Disclosures (formerly, FAS No. 157, “Fair Value Measurements”) as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Master did not apply the deferral allowed by ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

In 2009, the Master adopted amendments to ASC 820, Fair Value Measurements and Disclosures (formerly, FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”) which reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. These amendments to ASC 820 also reaffirm the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. These amendments to ASC 820 are required for interim and annual reporting periods ending after June 15, 2009. Management has concluded that based on available information in the marketplace, there has not been a decrease in the

CMF Avant Master Fund L.P.
Notes to Financial Statements
December 31, 2009

volume and level of activity in the Master’s Level 2 assets and liabilities. The adoption of the amendments to ASC 820 had no effect on the Master’s Financial Statements.

The Master considers prices for exchange traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the years ended December 31, 2009 and December 31, 2008, the Master did not hold any derivative instruments for which market quotations are not readily available and which are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted
		Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	12/31/2009	(Level 1)	(Level 2)	(Level 3)

Liabilities
Futures and Exchange Cleared Swaps	$1,727,090	$1,727,090	$—	$—

Total liabilities	1,727,090	1,727,090	—	—

Total fair value	$(1,727,090)	$(1,727,090)	$—	$—

		Quoted
		Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	12/31/2008	(Level 1)	(Level 2)	(Level 3)

Assets
Options owned	$9,586,424	$9,586,424	$—	$—

Total assets	9,586,424	9,586,424	—	—

Liabilities
Futures and Exchange Cleared Swaps	$433,120	$433,120	$—	$—
Options written	14,795,076	14,795,076	—	—

Total liabilities	15,228,196	15,228,196	—	—

Total fair value	$(5,641,772)	$(5,641,772)	$—	$—

d.	Futures Contracts. The Master trades futures contracts. Exchange cleared swaps included in futures and exchange cleared swaps are swaps that are traded as futures. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery can not occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as

CMF Avant Master Fund L.P.
Notes to Financial Statements
December 31, 2009

unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures and exchange cleared swap contracts are included in the Statements of Income and Expenses.

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

In 2007, the Master adopted ASC 740, Income Taxes (formerly, FAS No. 48, “Accounting for Uncertainty in Income Taxes”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Master’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Master level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner concluded that no provision for income tax is required in the Master’s financial statements.

The following is the major tax jurisdiction for the Master and the earliest tax year subject to examination: United States — 2006.

h.	Subsequent Events. In 2009, the Master adopted ASC 855, Subsequent Events (formerly, FAS No. 165, “Subsequent Events”). The objective of ASC 855 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. Management has determined that there were no subsequent events requiring adjustment of disclosure in the financial statements.

i.	Recent Accounting Pronouncements. In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), “Improving Disclosures about Fair Value Measurements, which , among other things, amends ASC 820 to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e. to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales,

CMF Avant Master Fund L.P.
Notes to Financial Statements
December 31, 2009

issuances, and settlements in the roll forward of activity in Level 3 fair value measurements (which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years). Management is currently assessing the impact that the adoption of ASU 2010-06 will have on the Master’s financial statements disclosures.

In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (“ASU 2010-09”), “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” which among other things amended ASC 855 to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between ASC 855 and the SEC’s requirements. All of the amendments in this update are effective upon issuance of this update. Management has included the provisions of these amendments in the financial statements.

j.	Certain prior period amounts have been reclassified to conform to current period presentation.

k.	Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with investment company guidance. See footnote 6 for Financial Highlights.

3.	Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Master including, selecting one or more advisors to make trading decisions for the Master.

b.	Management Agreement:

The General Partner, on behalf of the Master, has entered into a management agreement (the “Management Agreement”) with the Advisor, a registered commodity trading advisor. The Advisor is not affiliated with the General Partner or CGM and is not responsible for the organization or operation of the Partnership. The Management Agreement provides that the Advisor has sole discretion in determining the investment of the assets of the Master. All management fees in connection with the Management Agreement are borne by the Funds. The Management Agreement may be terminated upon notice by either party.

c.	Customer Agreement:

The Master has entered into a customer agreement (the “Customer Agreement”) with CGM whereby CGM provides services which include, among other things, the execution of transactions for the Master’s account in accordance with orders placed by the Advisor. All exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively the “clearing fees”) are borne by the Master. All other fees including CGM’s direct brokerage commission shall be borne by the Funds. All of the Master’s assets are deposited in the Master’s account at CGM. The Master’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2009 and 2008, the amount of cash held by the Master for margin requirements was $273,115 and $6,298,957. The Customer Agreement may be terminated upon notice by either party.

4.	Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Master’s trading activities are shown in the Statements of Income and Expenses.

The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses on open futures and exchange cleared swap contracts. The Master nets, for

CMF Avant Master Fund L.P.
Notes to Financial Statements
December 31, 2009

financial reporting purposes, the unrealized gains and losses on open futures and exchange cleared swap contracts on the Statements of Financial Condition as the criteria under ASC 210, Balance Sheet (formerly, FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts”) have been met.

All of the commodity interests owned by the Master are held for trading purposes. The average number of futures, exchange cleared swaps and options contracts traded for the year ended December 31, 2009 based on a quarterly calculation, was 4,814.

The Master adopted ASC 815, Derivatives and Hedging (formerly, FAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities”) as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition, Statements of Income and Expenses and Statements of Changes in Partners’ Capital. The following table indicates the fair values of derivative instruments of futures and exchange cleared swap contracts as separate assets and liabilities.

December 31, 2009

Assets
Futures and Exchange Cleared Swap Contracts
Energy	$3,938,900

Total unrealized appreciation on open futures and exchange cleared swap contracts	$3,938,900

Liabilities
Futures and Exchange Cleared Swap Contracts
Energy	$(5,665,990)

Total unrealized depreciation on open futures and exchange cleared swap contracts	$(5,665,990)

Net unrealized depreciation on open futures and exchange cleared swap contracts	$(1,727,090)*

*	This amount is in “Net unrealized depreciation on open futures and exchange cleared swap contracts” on the Statements of Financial Condition.

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the year ended December 31, 2009

	December 31, 2009
Sector	Gain (loss) from trading

Energy	$2,261,358

Total	$2,261,358	**

**	This amount is in “Gain (loss) from trading, net” on the Statements of Income and Expenses.

5.	Subscriptions, Distributions and Redemptions:

Subscriptions are accepted monthly from investors and they become Limited Partners on the first day of the month after their subscription is processed. A Limited Partner may withdraw all or part of their capital

CMF Avant Master Fund L.P.
Notes to Financial Statements
December 31, 2009

contribution and undistributed profits, if any, from the Master in multiples of the Net Asset Value per Redeemable Unit of Limited Partnership Interest as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the General Partner at least 3 days in advance of the Redemption Date. The Redeemable Units are classified as a liability when the Limited Partner elects to redeem and informs the Master.

6.	Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the years ended December 31, 2009, 2008 and 2007 were as follows:

	2009	2008	2007

Net realized and unrealized gains (losses)*	$142.72	$49.55	$(95.55)
Interest income	0.94	9.90	36.20
Expenses**	(3.26)	(0.80)	(0.56)

Increase (decrease) for the year	140.40	58.65	(59.91)
Distribution of interest income to feeder funds	(0.94)	(9.90)	(36.20)
Net Asset Value per Redeemable Unit of Limited Partnership Interest, beginning of year	920.59	871.84	967.95

Net Asset Value per Redeemable Unit of Limited Partnership Interest, end of year	$1,060.05	$920.59	$871.84

*	Includes clearing fees.

**	Excludes clearing fees.

	2009	2008	2007

Ratios to average net assets:
Net investment income (loss)***	(0.4)%	0.7%	3.5%

Operating expenses	0.5%	0.3%	0.5%

Total return	15.3%	6.7%	(6.2)%

***	Interest income less total expenses.

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

CMF Avant Master Fund L.P.
Notes to Financial Statements
December 31, 2009

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Master’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Master has credit risk and concentration risk as the sole counterparty or broker with respect to the Master’s assets is CGM or a CGM affiliate. Credit risk with respect to exchange-traded instruments is reduced to the extent that through CGM, the Master’s counterparty is an exchange or clearing organization.

As both a buyer and seller of options, the Master pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Master to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Master does not consider these contracts to be guarantees as described in ASC 460, Guarantees (formerly, FAS No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees”).

The General Partner monitors and attempts to control the Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master may be subject. These monitoring generally systems allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, exchange cleared swaps, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Master’s business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for Avant Master for the years ended December 31, 2009 and 2008 are summarized below:

	For the period	For the period	For the period	For the period
	from	from	from	from
	October 1, 2009 to	July 1, 2009 to	April 1, 2009 to	January 1, 2009 to
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees plus interest income	$(102,614)	$995,881	$737,557	$597,721
Net Income (loss)	$(120,202)	$987,759	$726,751	$587,679
Increase (decrease) in Net Asset Value per Redeemable Unit	$(11.21)	$96.60	$39.97	$15.04

	For the period	For the period	For the period	For the period
	from	from	from	from
	October 1, 2008 to	July 1, 2008 to	April 1, 2008 to	January 1, 2008 to
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees plus interest income	$13,513	$(6,373,164)	$5,790,002	$5,025,737
Net income (loss)	$4,132	$(6,387,237)	$5,775,487	$5,014,733
Increase (decrease) in Net Asset Value per Redeemable Unit	$0.12	$(108.70)	$96.87	$70.36

To the Limited Partners of
CMF Sasco Master Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Jennifer Magro
Chief Financial Officer and Director
Ceres Managed Futures LLC
General Partner,
CMF Sasco Master Fund L.P.

Ceres Managed Futures LLC
55 East 59th Street
10th Floor
New York, N.Y. 10022
212-559-2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of
CMF Sasco Master Fund L.P.:
We have audited the accompanying statement of financial condition of CMF Sasco Master Fund L.P. (the “Partnership”), including the condensed schedule of investments, as of December 31, 2009, and the related statements of income and expenses, and changes in partners’ capital for the period April 1, 2009 (commencement of trading operations) to December 31, 2009. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, such financial statements present fairly, in all material respects, the financial position of CMF Sasco Master Fund L.P. as of December 31, 2009, and the results of its operations and its changes in partners’ capital for the period April 1, 2009 (commencement of trading operations) to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
New York, New York
March 19, 2010

CMF Sasco Master Fund L.P.
Statement of Financial Condition
December 31, 2009

2009

Assets:
Equity in trading account:
Cash (Note 3c)	$24,418,043
Cash margin (Note 3c)	13,203,497

Total assets	$37,621,540

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures and exchange cleared swap contracts	$653,492
Accrued expenses:
Professional fees	62,714

Total liabilities	716,206

Partners’ Capital:
General Partner, 0.0000 Unit equivalents at December 31, 2009	—
Limited Partners’ Capital, 33,533.4656 Redeemable Units of Limited Partnership Interest outstanding at December 31, 2009	36,905,334

Total liabilities and partners’ capital	$37,621,540

See accompanying notes to financial statements.

CMF Sasco Master Fund L.P.
Condensed Schedule of Investments
December 31, 2009

	Number of		% of Partners’
	Contracts	Fair Value	Capital

Futures and Exchange Cleared Swap Contracts Purchased
Energy
NYMEX Henry Hub Swap Apr 10 – Mar 12	5,211	$(2,594,295)	(7.03)%
NYMEX Henry Hub Natural Gas May 10 – Apr 11	2,308	(2,498,421)	(6.77)
Other	5,533	761,344	2.06

Total futures and exchange cleared swap contracts purchased		(4,331,372)	(11.74)

Futures and Exchange Cleared Swap Contracts Sold
Energy
NYMEX Henry Hub Swap May 10 – Jan 12	4,343	1,872,587	5.07
NYMEX Henry Hub Natural Gas Feb 10 – Jan 11	3,600	2,892,435	7.84
Other	1,067	(1,087,142)	(2.94)

Total futures and exchange cleared swap contracts sold		3,677,880	9.97

Total fair value		$(653,492)	(1.77)%

See accompanying notes to financial statements.

CMF Sasco Master Fund L.P.
Statement of Income and Expenses
for the period April 1, 2009
(commencement of trading operations)
to December 31, 2009

2009

Income:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	$3,935,951
Change in net unrealized gains (losses) on open contracts	(653,492)

Gain (loss) from trading, net	3,282,459
Interest income	16,882

Total income (loss) (Note 3c)	3,299,341

Expenses:
Clearing fees	496,529
Professional fees	112,701

Total expenses	609,230

Net income (loss)	$2,690,111

Net income (loss) per Redeemable Unit of Limited Partnership Interest (Notes 1 and 6)	$101.21

Weighted average units outstanding	27,923.5104

See accompanying notes to financial statements.

CMF Sasco Master Fund L.P.
Statement of Changes in Partners’ Capital
for the period April 1, 2009
(commencement of trading operations)
to December 31, 2009

Partners’
Capital

Initial capital contribution from Limited Partners at April 1, 2009 representing 6,000.0000 Redeemable Units of Limited Partnership Interest	$6,000,000
Net income (loss)	2,690,111
Sale of 34,959.7832 Redeemable Units of Limited Partnership Interest	36,210,261
Redemption of 7,426.3176 Redeemable Units of Limited Partnership Interest	(7,978,156)
Distribution of interest income to feeder funds	(16,882)

Partners’ Capital at December 31, 2009	$36,905,334

Net Asset Value per Redeemable Unit of Limited Partnership Interest:

2009:	$1,100.55

See accompanying notes to financial statements.

CMF Sasco Master Fund L.P.
Notes to Financial Statements
December 31, 2009

1.	Partnership Organization:

CMF Sasco Master Fund L.P. (the “Master”) is a limited partnership that was organized under the partnership laws of the State of New York on February 20, 2009, to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk. The Master is authorized to sell an unlimited number of redeemable units of Limited Partnership Interest (“Redeemable Units”).

Ceres Managed Futures LLC (formerly Citigroup Managed Futures LLC), a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Master. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”), a newly registered non-clearing futures commission merchant and a member of the National Futures Association (“NFA”). Morgan Stanley, indirectly through various subsidiaries, owns 51% of MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Master, owns 49% of MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.

On April 1, 2009 (commencement of trading operations), Energy Advisors Portfolio L.P., formerly, Citigroup Energy Advisors Portfolio L.P., (“Energy Advisors”) allocated all of its capital to the Master and purchased 6,000.0000 Redeemable Units with cash equal to $6,000,000. On May 1, 2009, Emerging CTA Portfolio L.P., formerly, Citigroup Emerging CTA Portfolio L.P. (“Emerging CTA”) allocated a portion of its capital to the Master and purchased 16,437.9008 Redeemable Units with cash equal to $16,364,407 and a contribution of open commodity futures contracts with a fair value of $(1,325,727). The Master was formed to permit commodity pools managed now or in the future by Sasco Energy Partners LLC (the “Advisor”) using the Energy Program, the Advisor’s proprietary systematic trading program, to invest together in one vehicle.

The Master operates under a structure where its investors consist of Energy Advisors and Emerging CTA (each a “Feeder,” collectively the “Funds”) with approximately 34.9% and 65.1% of the Master at December 31, 2009, respectively.

The Master will be liquidated upon the first to occur of the following: December 31, 2029; or under certain other circumstances as defined in the Limited Partnership Agreement of the Master (the “Limited Partnership Agreement”).

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, also known as FASB Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles” (“ASC 105”) (the “Codification”). ASC 105 established the exclusive authoritative reference for U.S. Generally Accepted Accounting Principles (“GAAP”) for use in financial statements except for Securities and Exchange Commission (“SEC”) rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. The Codification is the single source of authoritative accounting principles generally accepted in the United States and applies to all financial statements issued after September 15, 2009.

2.	Accounting Policies:

a.	Use of Estimates. The preparation of financial statements and accompanying notes in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these

CMF Sasco Master Fund L.P.
Notes to Financial Statements
December 31, 2009

estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Master’s Statement of Financial Condition through the date the financial statements were issued. As a result, actual results could differ from these estimates.

b.	Statement of Cash Flows. The Master is not required to provide a Statement of Cash Flows as permitted by ASC 230, Statement of Cash Flows (formerly, FAS No. 102, “Statement of Cash Flows-Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale”).

c.	Master’s Investments. All commodity interests of the Master (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statement of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statement of Income and Expenses.

Master’s Fair Value Measurements.  The Master adopted ASC 820, Fair Value Measurements and Disclosures (formerly, FAS No. 157, “Fair Value Measurements”) as of April 1, 2009, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Master did not apply the deferral allowed by ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

In 2009, the Master adopted amendments to ASC 820, Fair Value Measurements and Disclosures (formerly, FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”) which reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. These amendments to ASC 820 also reaffirm the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. These amendments to ASC 820 are required for interim and annual reporting periods ending after June 15, 2009. Management has concluded that based on available information in the marketplace, there has not been a decrease in the volume and level of activity in the Master’s Level 2 assets and liabilities. The adoption of the amendments to ASC 820 had no effect on the Master’s Financial Statements.

The Master considers prices for exchange traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by a broker-dealers who derives fair values for those assets from observable inputs (Level 2). As of and for the period ended December 31, 2009, the Master did not hold any derivative instruments for which market quotations are not readily available and which are priced by broker-dealer who derive fair values for those assets from

CMF Sasco Master Fund L.P.
Notes to Financial Statements
December 31, 2009

observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in	Significant Other	Significant
		Active Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
	12/31/2009	(Level 1)	(Level 2)	(Level 3)

Liabilities
Futures and Exchange Cleared Swaps	$653,492	$653,492	$—	$—

Total liabilities	$653,492	$653,492	$—	$—

d.	Futures Contracts. The Master trades futures contracts. Exchange cleared swaps included in futures and exchange cleared swaps are swaps that are traded as futures. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery can not occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statement of Income and Expenses.

e.	Income and Expenses Recognition. All of the income and expenses and realized and unrealized gains and losses on trading of commodity interests are determined on each valuation day and allocated pro rata among the Funds at the time of such determination.

f.	Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Master’s income and expenses.

In 2009, the Master adopted ASC 740, Income Taxes (formerly, FAS No. 48, “Accounting for Uncertainty in Income Taxes”). ASC 740 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Master’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Master level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that no provision for income tax is required in the Master’s financial statements.

The following is the major tax jurisdiction for the Master and the earliest tax year subject to examination: United States — 2009.

g.	Subsequent Events. In 2009, the Master adopted ASC 855, Subsequent Events (formerly, FAS No. 165, “Subsequent Events”). The objective of ASC 855 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. Management has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

CMF Sasco Master Fund L.P.
Notes to Financial Statements
December 31, 2009

h.	Recent Accounting Pronouncements. In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), “Improving Disclosures about Fair Value Measurements”, which, among other things, amends ASC 820 to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e. to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements (which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years). Management is currently assessing the impact that the adoption of ASU 2010-06 will have on the Master’s financial statements disclosures.

In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (“ASU 2010-09”), “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” which among other things amended ASC 855 to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between ASC 855 and the SEC’s requirements. All of the amendments in this update are effective upon issuance of this update. Management has included the provisions of these amendments in the financial statements.

i.	Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with investment company guidance. See footnote 6 for Financial Highlights.

3.	Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Master, including selecting one or more advisors to make trading decisions for the Master.

b.	Management Agreement:

The General Partner, on behalf of the Master, has entered into a management agreement (the “Management Agreement”) with the Advisor, a registered commodity trading advisor. The Advisor is not affiliated with the General Partner or CGM and is not responsible for the organization or operation of the Master. The Management Agreement provides that the Advisor has sole discretion in determining the investment of the assets of the Master. All management fees in connection with the Management Agreement are borne by the Funds. The Management Agreement may be terminated upon notice by either party.

c.	Customer Agreement:

The Master has entered into a customer agreement (the “Customer Agreement”) with CGM whereby CGM provides services which include, among other things, the execution of transactions for the Master’s account in accordance with orders placed by the Advisor. All exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively the “clearing fees”) are borne by the Master. All other fees including CGM’s direct brokerage commission shall be borne by the Funds. All of the Master’s assets are deposited in the Master’s account at CGM. The Master’s cash is deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2009, the amount of cash held by the Master for margin requirements was $13,203,497. The Customer Agreement may be terminated upon notice by either party.

CMF Sasco Master Fund L.P.
Notes to Financial Statements
December 31, 2009

4.	Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Master’s trading activities are shown in the Statement of Income and Expenses.

The Customer Agreement between the Master and CGM gives the Master the legal right to net unrealized gains and losses on open futures and exchange cleared swap contracts on the statement of Financial Condition as the criteria under ASC 210, Balance Sheet (formerly, FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain contracts”) have been met.

All of the commodity interests owned by the Master are held for trading purposes. The average number of futures and exchange cleared swap contracts traded for the period ended December 31, 2009 based on a quarterly calculation was 14,268.

The Master adopted ASC 815 Derivatives and Hedging (formerly, FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities“) as of April 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statement of Financial Condition, Statement of Income and Expenses and Statement of Changes in Partner’s Capital. The following table indicates the fair values of derivative instruments of futures and exchange cleared swap contracts as separate assets and liabilities.

December 31, 2009

Assets
Futures and Exchange Cleared Swap Contracts
Energy	$10,906,404

Total unrealized appreciation on open futures and exchange cleared swap contracts	$10,906,404

Liabilities
Futures and Exchange Cleared Swap Contracts
Energy	$(11,559,896)

Total unrealized depreciation on open futures and exchange cleared swap contracts	$(11,559,896)

Net unrealized depreciation on open futures and exchange cleared swap contracts	$(653,492)*

*	This amount is in “Net unrealized depreciation on open futures and exchange cleared swap contracts” on the Statement of Financial Condition.

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the period ended December 31, 2009.

	December 31, 2009
	Gain (loss) from trading

Sector
Energy	$3,282,459

Total	$3,282,459	**

**	This amount is in “Gain (loss) from trading, net” on the Statement of Income and Expenses.

CMF Sasco Master Fund L.P.
Notes to Financial Statements
December 31, 2009

5.	Subscriptions, Distributions and Redemptions:

Subscriptions are accepted monthly from investors and they become Limited Partners on the first day of the month after their subscription is processed. A Limited Partner may withdraw all or part of their capital contribution and undistributed profits, if any, from the Master in multiples of the Net Asset Value per Redeemable Unit of Limited Partnership Interest as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the General Partner at least 3 days in advance of the Redemption Date. The Redeemable Units are classified as a liability when the Limited Partner elects to redeem and informs the Master.

6.  Financial Highlights:

Changes in the Net Asset Value per Redeemable Unit of Limited Partnership Interest for the period from April 1, 2009 (commencement of trading operations) to December 31, 2009 was as follows:

2009

Net realized and unrealized gains*	$104.96
Interest income	0.66
Expenses**	(4.41)

Increase for the period	101.21
Distribution of interest income to feeder funds	(0.66)
Net Asset Value per Redeemable Unit of Limited Partnership Interest, beginning of period	1,000.00

Net Asset Value per Redeemable Unit of Limited Partnership Interest, end of period	$1,100.55

*	Includes clearing fees.

**	Excludes clearing fees.

Ratios to Average Net Assets:
Net investment income***	(2.8	)%****

Operating expenses	2.9	%****

Total return	10.1%

***	Interest income less total expenses.

****	Annualized.

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

CMF Sasco Master Fund L.P.
Notes to Financial Statements
December 31, 2009

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Master’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statement of Financial Condition and not represented by the contract or notional amounts of the instruments. The Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Master has credit risk and concentration risk as the sole counterparty or broker with respect to the Master’s assets is CGM or a CGM affiliate. Credit risk with respect to exchange-traded instruments is reduced to the extent that through CGM, the Master’s counterparty is an exchange or clearing organization.

The General Partner monitors and attempts to control the Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, exchange cleared swaps and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Master’s business, these instruments may not be held to maturity.

     Selected unaudited quarterly financial data for Sasco Master for the period ended December 31, 2009 is summarized below:

			For the period
			from
			April 1, 2009
	For the period	For the period	(commencement of
	from	from	trading operations)
	October 1, 2009 to	July 1, 2009 to	to
	December 31, 2009	September 30, 2009	June 30, 2009
Net realized and unrealized trading gains (losses) net of brokerage commissions and clearing fees plus interest income	$568,704	$(1,203,250)	$3,437,358
Net income (loss)	$541,189	$(1,222,765)	$3,371,687
Increase (decrease) in Net Asset Value per Redeemable Unit	$15.76	$(42.62)	$128.07

PART III
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
     KPMG LLP (“KPMG”) was previously the principal accountant for the Partnership through June 26, 2008. On June 27, 2008, KPMG was dismissed as principal accountant and PricewaterhouseCoopers LLP (“PwC”) was engaged as the independent registered public accounting firm. From June 27, 2008 through July 22, 2009, PwC was the principal accountant for the Partnership. On July 22, 2009, PwC was dismissed as principal accountant and on July 23, 2009 Deloitte & Touche LLP (“Deloitte”) was engaged as the independent registered public accounting firm. The decision to change accountants was approved by the General Partner of the Partnership.
     In connection with the audit of the fiscal year ended December 31, 2008, and through July 22, 2009, and the audit of the fiscal year ended December 31, 2007, and through June 26, 2008, there were no disagreements with PwC or KPMG, respectively, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference thereto in their report on the financial statements for the corresponding year.
     The respective audit report of PwC and KPMG on the financial statements of the Partnership as of and for the years ended December 31, 2008 and 2007, respectively, did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principle.
Item 9A(T). Controls and Procedures.
The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed the Exchange Act of 1934 (the“Exchange Act”) accumulated and communicated to management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.
     Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.
     The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009 and, based on that evaluation, the CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.
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
     The report included in “Item 8. Financial Statements and Supplementary Data.” includes management’s report on internal control over financial reporting (“Management’s Report”) and an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s Report was not required to be audited by the Partnership’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Partnership to provide only management’s report in this annual report. Management elected to have its internal control over financial reporting audited.
     There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2009 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.
Item 9B. Other Information.
     None.

PART III
Item 10. Directors and Executive Officers of the Registrant.
     The Partnership has no officers or directors and its affairs are managed by its General Partner. Investment decisions are made by the Advisors.
     The officers and directors of the General Partner are Jerry Pascucci (President, Chief Investment Officer and Director), Jennifer Magro (Chief Financial Officer, Vice President and Director), Daryl Dewbrey (Secretary and Director), Shelley Deavitt Ullman (Senior Vice President and Director) and Raymond Nolte (Director). Each director holds office until his or her successor is elected, or until his or her earlier death, resignation or removal. Vacancies on the board of directors may be filled by appointment by the sole member of the General Partner, Morgan Stanley Smith Barney Holdings LLC which wholly owns the General Partner, or by unanimous vote of the remaining directors, depending on the circumstances of the vacancy. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer holds office until his or her death, resignation or removal.
     Mr. Pascucci, age 40, is President, Chief Investment Officer and Director of the General Partner (since March 2007, May 2005 and June 2005, respectively). Mr. Pascucci’s principal status was approved by the National Futures Association (“NFA”) in June 2005. He is also registered as an associated person of the General Partner (since June 2009) and of Morgan Stanley Smith Barney LLC (“Morgan Stanley Smith Barney”) (since August 2009). From March 2007 to July 2009, Mr. Pascucci was a Managing Director of Citigroup Alternative Investments LLC (“CAI”), a division of Citigroup Inc. (“Citigroup”) that administers its hedge fund and fund of funds businesses, and until July 2009, its commodity pool business. He was also Chief Investment Officer of CAI’s Hedge Fund Management Group from March 2007 to July 2009. He was registered as an associated person of Citigroup Global Markets Inc. (“Citigroup Global Markets”) from February 2006 to July 2009. Mr. Pascucci has been responsible for trading advisor selection, due diligence and portfolio construction for managed futures funds and accounts since May 1999. Between May 1996 and May 1999, Mr. Pascucci served as a Senior Credit Risk Officer for Citigroup Global Markets, focused primarily on market and counterparty risks associated with Citigroup Global Markets’ commodity pool and hedge fund clients. Prior to joining Citigroup Global Markets in May 1996, Mr. Pascucci was employed (from October 1992) by ABN AMRO North America at its European American Bank subsidiary as a corporate banking officer where he facilitated the establishment of credit lines and other loan facilities for corporate clients.
     Ms. Magro, age 38, is Chief Financial Officer, Director and Vice President of the General Partner (since October 2006, May 2005 and August 2001, respectively). Ms. Magro’s principal status was approved by the NFA in June 2005. She was also a Managing Director of CAI and Chief Operating Officer of CAI’s Hedge Fund Management Group from October 2006 to July 2009. Ms. Magro is responsible for the financial, administrative and operational functions of the General Partner. She is also responsible for the accounting and financial and regulatory reporting of the General Partner’s managed futures funds. From March 1999 to July 2009, Ms. Magro was responsible for the accounting and financial and regulatory reporting of Citigroup’s managed futures funds. She had similar responsibilities with CAI’s Hedge Fund Management Group (from October 2006 to July 2009). Prior to joining Citigroup Global Markets in January 1996, Ms. Magro was employed by Prudential Securities Inc. (from July 1994) as a staff accountant whose duties included the calculation of net asset values for commodity pools and real estate investment products.
     Mr. Dewbrey, age 39, is Secretary and Director of the General Partner (since July 2009 and March 2007, respectively). He registered as an associated person of the General Partner in January 2004 and became a principal of the General Partner in March 2007. He is also registered as an associated person of Morgan Stanley Smith Barney (since August 2009). He was registered as an associated person of Citigroup Global Markets from March 1998 to July 2009. Mr. Dewbrey has worked with the General Partner in varying capacities since April 2001, and, since May 2005, Mr. Dewbrey has been head of managed futures product development. Mr. Dewbrey was a director of CAI responsible for marketing and client services for CAI’s Hedge Fund Management Group from February 2007 to July 2009. From October 1997 to September 2000, Mr. Dewbrey was head of Citigroup Global Markets’ managed futures trading desk. In September 2000, Mr. Dewbrey was selected for the Salomon Smith Barney Sales and Trading Training Program. Mr. Dewbrey began his career in the futures markets with Rosenthal Collins Group, a futures brokerage firm, where he worked from May 1990 to October 1997 in varying capacities on the trading floors of the Chicago Board of Trade, COMEX and the New York Mercantile Exchange. Mr. Dewbrey is a member of the Managed Funds Association and the Futures Industry Association.
     Ms. Ullman, age 51, is a Managing Director of Citigroup Global Markets’ Futures Division and a Senior Vice President and Director of the General Partner (since May 1997 and April 1994, respectively). Ms. Ullman’s principal status was approved by the NFA in June 1994. She was registered as an associated person of the General Partner from January 2004 to July 2009. Ms. Ullman is registered as an associated person of Citigroup Global Markets (since July 1993). She is also the branch manager of the Citigroup Global Markets branch that supports the General Partner (since January 2002). Previously, Ms. Ullman was a Vice President of Lehman Brothers (October 1985 to July 1993), with responsibility for execution, administration, operations and performance analysis for managed futures funds and accounts. She was registered as an associated person of Lehman Brothers Inc. (from February 1983 to July 1993) and was principal of Lehman Brothers Capital Management Corp. (from April 1989 to July 1993).
     Mr. Nolte, age 48, is the Chief Executive Officer and the Chairman of the Investment Committee of CAI’s Hedge Fund Management Group. He registered as an associated person and became a principal of the General Partner in March 2007. He was appointed a Director of the General Partner in March 2007. He is also registered as an associated person of Citigroup Global Markets (since October 2005). He registered as an associated person and became a principal of CAI in March 2007. Prior to joining CAI in September 2005, Mr. Nolte worked at Deutsche Bank and its affiliate Deutsche Asset Management (from June 1999 to September 2005). He was registered as an associated person and was a principal of DB Capital Advisors Inc. (from July 2000 to May 2005) and DB Investment Managers Inc. (from May 2002 to June 2005). Prior to that, Mr. Nolte worked for Bankers Trust (from May 1983 until the firm was acquired by Deutsche Bank in June 1999). During his employment at Deutsche Asset Management, Mr. Nolte served as the Global Head and Chief Investment Officer of the DB Absolute Return Strategies (“DB ARS”) Fund of Funds business, the Chairman of the DB ARS Fund of Funds Investment Committee, the Vice Chairman of DB ARS and Head of the Single Manager Hedge Fund business. While employed at Deutsche Bank and Deutsche Asset Management, Mr.

Nolte’s duties included overseeing the firm’s fund of funds and hedge fund businesses. Mr. Nolte was the founder and head of the Investment Committee for the Topiary Fund, Deutsche Bank’s first fund of hedge funds. The DB ARS Fund of Hedge Funds platform grew to $7 billion in assets under management during Mr. Nolte’s tenure. That business was comprised of several multi-manager, multi-strategy funds as well as single strategy funds and separate accounts.
     The Partnership has not adopted a code of ethics that applies to officers because it has no officers. In addition, the Partnership has not adopted any procedures by which investors may recommend nominees to the Partnership’s board of directors, and has not established an audit committee because it has no board of directors.
Item 11. Executive Compensation.
     The Partnership has no directors or officers. Its affairs are managed by its General Partner. CGM, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under “Item 1. Business.” Brokerage commissions and clearing fees of $6,945,800 were earned by CGM for the year ended December 31, 2009. Management fees and incentive fees of $3,365,881 and $1,307,243, respectively, were earned by the Advisors for the year ended December 31, 2009. Administrative fees of $841,470, were earned by the General Partner for the year ended December 31, 2009.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters.
     (a) Security ownership of certain beneficial owners. As of February 28, 2010, the Partnership knows of no person who beneficially owns more than 5% of the Redeemable Units outstanding.
     (b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner. The General Partner owns units of general partnership interest equivalent to 1,302.6036 Redeemable Units (1.1%) of Limited Partnership Interest as of December 31, 2009.
Principals who own Redeemable Units.*

*Raymond Nolte	85.1663 Redeemable Units
*Jerry Pascucci	10.0000 Redeemable Units

*	No one principal owns more than 1% of Redeemable Units.
     (c) Changes in control. None.
Item 13. Certain Relationship and Related Transactions.
     CGM and the General Partner would be considered promoters for purposes of item 404(c) of Regulation S-K. The nature and the amounts of compensation each promoter will receive, if any, from the Partnership are set forth under “Item 1. Business,” “Item 8. Financial Statements and Supplementary Data.” and “Item 11. Executive Compensation.”
Item 14. Principal Accountant Fees and Services.
     (1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Deloitte in the period from July 23, 2009 through December 31, 2009, PwC in the period from June 27, 2008 through July 22, 2009 and KPMG in the period from January 1, 2008 through June 26, 2008 for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:
Deloitte  $143,000
PwC        $143,000
KPMG      $3,000
     (2) Audit-Related Fees. None
     (3) Tax Fees. In the last two fiscal years, Deloitte did not provide any professional service for tax compliance, tax advice or tax planning. The aggregate fees billed for each of the last two fiscal years for professional services rendered by PwC for tax compliance and tax advice given in the preparation of the Partnership’s Schedule K1s, the preparation of the Partnership’s Form 1065 and preparation of all State Tax Returns were:
2009        $25,000
2008        $17,000
     (4) All Other Fees. None.
     (5) Not Applicable.
     (6) Not Applicable.

PART IV
Item 15. Exhibits and Financial Statement Schedules.

(a)(1)	Financial Statements:

Statements of Financial Condition at December 31, 2009 and 2008.

Condensed Schedules of Investments at December 31, 2009 and 2008

Statements of Income and Expenses for the years ended December 31, 2009, 2008 and 2007.

Statements of Changes in Partners’ Capital for the years ended December 31, 2009, 2008 and 2007.

Notes to Financial Statements.

(2)	Exhibits:

3.1(a)	Certificate of Limited Partnership dated June 30, 2003 (filed as Exhibit 3.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(b)	Certificate of Amendment of the Certificate of Limited Partnership dated September 21, 2005 (filed as Exhibit 3.1(a) to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(c)	Certificate of Amendment of the Certificate of Limited Partnership dated September 19, 2008 (filed as Exhibit 3.1(c) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(d)	Certificate of Amendment of the Certificate of Limited Partnership dated September 28, 2009 (filed as Exhibit 99.1 to the Current Report of Form 8-K filed on September 30, 2009 and incorporated herein by reference).

3.2	Limited Partnership Agreement (filed as Exhibit 3.2 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

10.1(a)	Management Agreement among the Partnership, the General Partner and Altis (filed as Exhibit 10.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(b)	Letter from the General Partner to Altis extending the Management Agreement from June 30, 2009 to June 30, 2010 (filed herein).

10.2(a)	Management Agreement among the Partnership, the General Partner and Fall River Capital LLC (filed as Exhibit 10.2 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(b)	Letter from the General Partner to Fall River Capital LLC extending the Management Agreement from June 30, 2009 to June 30, 2010 (filed herein).

10.3(a)	Management Agreement among the Partnership, the General Partner and Waypoint Capital Management LLC (filed as Exhibit 10.4 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(b)	Letter from the General Partner to Waypoint Capital Management LLC extending the Management Agreement from June 30, 2009 to June 30, 2010 (filed herein).

10.4(a)	Management Agreement among the Partnership, the General Partner and Xplor Capital Management, LLC (filed as Exhibit 10.5 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(b)	Letter from the General Partner to Xplor Capital Management, LLC extending the Management Agreement from June 30, 2009 to June 30, 2010 (filed herein).

10.5(a)	Management Agreement among the Partnership the General Partner and Avant (filed as Exhibit 10.6 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(b)	Letter from the General Partner to Avant extending the Management Agreement from June 30, 2009 to June 30, 2010 (filed herein).

10.6(a)	Management Agreement among the Partnership, the General Partner and Cantab Capital Partners LLP (filed as Exhibit 10.7 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(b)	Letter from the General Partner to Cantab Capital Partners LLP extending the Management Agreement from June 30, 2009 to June 30, 2010 (filed herein).

10.7	Customer Agreement between the Partnership, the General Partner and CGM (filed as Exhibit 10.9 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

10.8	Amended and Restated Agency Agreement between the Partnership, the General Partner and CGM (filed as Exhibit 10.10 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

10.9	Form of Subscription Agreement (filed as Exhibit 10.11 to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.10 (a)	Management Agreement among the Partnership, the General Partner and Sasco (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 21, 2009 and incorporated herein by reference).

(b)	Letter from the General Partner to Sasco extending the Management Agreement from June 30, 2009 to June 30, 2010 (filed herein).

10.11	Joinder Agreement among the Partnership, the General Partner, CGM and MSSB (filed as Exhibit 10 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 filed on August 14, 2009 and incorporated herein by reference).

10.12	Management Agreement among the Partnership, the General Partner and PGR Capital LLP (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 5, 2009 and incorporated herein by reference).

10.13	Management Agreement among the Partnership, the General Partner and Blackwater Capital Management LLC (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 28, 2010 and incorporated herein by reference).

10.14	Management Agreement among the Partnership, the General Partner and J E Moody & Company LLC (filed herein)

16.1(a)	Letter Regarding Change of Certifying Accountant (filed as Exhibit 16.1 to the current report 8-K filed on July 24, 2009 and incorporated herein by reference).

(b)	Letter Regarding Change of Certifying Accountant (filed as Exhibit 16.1 to current report 8-K filed on July 1, 2008 and incorporated herein by reference).
The exhibits required to be filed by Item 601 of regulation S-K are incorporated herein by reference
(a)	31.1 — Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director)

31.2— Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director)

32.1— Section 1350 Certification (Certification of President and Director)

32.2— Section 1350 Certification (Certification of Chief Financial Officer and Director)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March 2010.

Emerging CTA Portfolio L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Jerry Pascucci
Jerry Pascucci, President & Director
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Jerry Pascucci Jerry Pascucci President and Director Ceres Managed Futures LLC	/s/ Daryl Dewbrey Daryl Dewbrey Director Ceres Managed Futures LLC

/s/ Jennifer Magro Jennifer Magro Chief Financial Officer and Director (Principal Accounting Officer) Ceres Managed Futures LLC	/s/ Raymond Nolte Raymond Nolte Director Ceres Managed Futures LLC

/s/ Shelley Deavitt Ullman
Shelley Deavitt Ullman Director Ceres Managed Futures LLC
     Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.
     Annual Report to Limited Partners
     No proxy material has been sent to Limited Partners.