Form 10-Q
period 2010-03-31
EMERGING CTA PORTFOLIO LP
filed 2010-05-17
CIK 1269190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The quarterly period ended March 31, 2010

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

Yes    No X

As of April 30, 2010, 118,300.0052 Limited Partnership Redeemable Units were outstanding.

EMERGING CTA PORTFOLIO L.P.

FORM 10-Q

INDEX

		Page
		Number

PART I - Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at March 31, 2010 and December 31, 2009 (unaudited)	3
	Condensed Schedules of Investments at March 31, 2010 and December 31, 2009 (unaudited)	4 – 5
	Statements of Income and Expenses and Changes in Partners’ Capital for the three months ended March 31, 2010 and 2009 (unaudited)	6
	Notes to Financial Statements (unaudited)	7 – 17
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18 – 21
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22 – 24
Item 4.	Controls and Procedures	25
PART II - Other Information		26 – 29
Exhibits
Ex. 31.1 Certification
Ex. 31.2 Certification
Ex. 32.1 Certification
Ex. 32.2 Certification
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I

Item 1. Financial Statements

Emerging CTA Portfolio L.P.
Statements of Financial Condition
(Unaudited)

	March 31,	December 31,
	2010	2009
Assets:
Investment in Partnerships, at fair value	$91,926,056	$63,868,859
Equity in trading account:
Cash	68,333,131	94,883,891
Cash margin	10,079,591	11,750,313
Net unrealized appreciation on open futures contracts	1,931,753	744,126
Net unrealized appreciation on open forward contracts	114,045	—

	172,384,576	171,247,189
Interest receivable	7,499	1,454

Total assets	$172,392,075	$171,248,643

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$—	$1,025,915
Accrued expenses:
Brokerage fees	502,810	496,483
Management fees	286,331	282,773
Administrative fees	71,583	70,693
Incentive fees	157,875	42,297
Other	90,561	62,730
Redemptions payable	1,713,648	2,562,080

Total liabilities	2,822,808	4,542,971

Partners’ Capital:
General Partner, 1,302.6036 Unit equivalents outstanding at March 31, 2010 and December 31, 2009, respectively	1,835,903	1,831,956
Limited Partners, 119,009.5109 and 117,232.3714 Redeemable Units of Limited Partnership Interest outstanding at March 31, 2010 and December 31, 2009, respectively	167,733,364	164,873,716

Total partners’ capital	169,569,267	166,705,672

Total liabilities and partners’ capital	$172,392,075	$171,248,643

Net Asset Value per Unit	$1,409.41	$1,406.38

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.
Condensed Schedule of Investments
March 31, 2010
(Unaudited)

	Notional ($)/ Number of		% of Partners’
	Contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	540	$236,913	0.14%
Energy	285	579,975	0.34
Grains	126	(154,303)	(0.09)
Indices	473	537,731	0.32
Interest Rates U.S.	893	3,882	0.00 *
Interest Rates Non-U.S.	1,195	78,184	0.05
Livestock	40	(8,200)	(0.01)
Metals	106	279,043	0.17
Softs	106	(66,790)	(0.04)

Total futures contracts purchased		1,486,435	0.88

Futures Contracts Sold
Currencies	113	17,712	0.01
Energy	137	32,219	0.02
Grains	340	341,767	0.20
Indices	160	13,527	0.01
Interest Rates U.S.	128	(15,484)	(0.01)
Interest Rates Non-U.S.	227	71,759	0.04
Livestock	9	(15,750)	(0.01)
Softs	24	(432)	(0.00)*

Total futures contracts sold		445,318	0.26

Unrealized Appreciation on Forward Contracts
Currencies	$91,514,039	1,279,984	0.76
Metals	244	2,484,777	1.46

Total unrealized appreciation on forward contracts		3,764,761	2.22

Unrealized Depreciation on Forward Contracts
Currencies	$81,311,602	(1,105,650)	(0.65)
Metals	238	(2,545,066)	(1.50)

Total unrealized depreciation on forward contracts		(3,650,716)	(2.15)

Investment in Partnerships
CMF Altis Partners Master Fund L.P.		27,629,219	16.29
CMF Avant Master Fund L.P.		11,918,009	7.03
CMF Sasco Master Fund L.P.		25,399,126	14.98
Waypoint Master Fund L.P.		26,979,702	15.91

Total investment in Partnerships		91,926,056	54.21

Total fair value		$93,971,854	55.42%

*	Due to rounding.
See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.
Condensed Schedule of Investments
December 31, 2009
(Unaudited)

	Notional ($)/
	Number of		% of Partners’
	Contracts	Fair Value	Capital

Futures Contracts Purchased
Currencies	559	$(127,478)	(0.08)%
Energy	190	436,615	0.26
Grains	152	30,308	0.02
Indices	560	639,897	0.38
Interest Rates U.S.	930	(277,236)	(0.17)
Interest Rates Non-U.S.	1,027	(103,653)	(0.06)
Livestock	22	(3,650)	(0.00)*
Metals	91	42,022	0.03
Softs	194	253,960	0.15

Total futures contracts purchased		890,785	0.53

Futures Contracts Sold
Currencies	119	110,339	0.07
Energy	89	(372,022)	(0.22)
Grains	285	(208,494)	(0.13)
Indices	102	(60,061)	(0.03)
Interest Rates U.S.	353	224,031	0.13
Interest Rates Non-U.S.	406	122,499	0.07
Livestock	31	(840)	(0.00)*
Metals	12	31,850	0.02
Softs	28	6,039	0.00 *

Total futures contracts sold		(146,659)	(0.09)

Unrealized Appreciation on Forward Contracts
Currencies	$36,468,535	495,276	0.30
Metals	271	1,901,753	1.14

Total unrealized appreciation on forward contracts		2,397,029	1.44

Unrealized Depreciation on Forward Contracts
Currencies	$74,168,842	(1,420,713)	(0.85)
Metals	273	(2,002,231)	(1.20)

Total unrealized depreciation on forward contracts		(3,422,944)	(2.05)

Investment in Partnerships
CMF Altis Partners Master Fund L.P.		28,338,180	17.00
CMF Avant Master Fund L.P.		11,500,341	6.90
CMF Sasco Master Fund L.P.		24,030,338	14.41

Total investment in Partnerships		63,868,859	38.31

Total fair value		$63,587,070	38.14%

* Due to rounding.

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Income:
Net gains (losses) on trading of commodity interests and investment in Partnerships:
Net realized gains (losses) on closed contracts	$(2,611,442)	$5,999,568
Net realized gains (losses) on investment in Partnerships	(946,413)	(2,713,333)
Change in net unrealized gains (losses) on open contracts	2,327,587	(7,710,849)
Change in net unrealized gains (losses) on investment in Partnerships	4,590,105	1,226,291

Gain (loss) from trading, net	3,359,837	(3,198,323)
Interest income	13,402	33,477
Interest income from investment in Partnerships	12,067	13,784

Total income (loss)	3,385,306	(3,151,062)

Expenses:
Brokerage fees including clearing fees	1,693,330	1,731,539
Management fees	837,333	841,723
Administrative fees	209,333	210,431
Incentive fees	115,578	300,120
Other	165,210	99,982

Total expenses	3,020,784	3,183,795

Net income (loss)	364,522	(6,334,857)
Additions — Limited Partners	12,618,000	12,830,000
Proceeds from Limited Partners redemption fees	—	199,376
Redemptions — Limited Partners	(10,118,927)	(14,157,794)

Net increase (decrease) in Partners’ Capital	2,863,595	(7,463,275)
Partners’ Capital, beginning of period	166,705,672	167,245,789

Partners’ Capital, end of period	$169,569,267	$159,782,514

Net Asset Value per Unit (120,312.1145 and 109,996.8077 Units outstanding at March 31, 2010 and 2009, respectively)	$1,409.41	$1,452.61

Net income (loss) per Redeemable Unit of Limited Partnership Interest and General Partner Unit equivalent	$3.03	$(55.56)

Weighted average units outstanding	121,555.9118	114,304.2552

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)

1.	General:

Emerging CTA Portfolio L.P. (the “Partnership”) is a limited partnership that was organized on July 7, 2003 under the partnership laws of the State of New York. The objective of the Partnership is to achieve capital appreciation through the allocation of assets to a “blind pool” of early-stage commodity trading advisors which, directly and indirectly, engage in speculative trading of a diversified portfolio of commodity interests, including futures contracts, options and forward contracts. The Partnership may also enter into swap and other derivative transactions with the approval of the General Partners (defined below). The sectors traded include currencies, livestock, energy, grains, metals, indices, softs, and U.S. and non-U.S. interest rates. The Partnership and the Funds, (as defined in Note 5 “Investment in Partnerships”) may trade futures, forward and option contracts of any kind. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk.

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”), a registered non-clearing futures commission merchant and a member of the National Futures Association (“NFA”). Morgan Stanley, indirectly through various subsidiaries, owns 51% of MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership, owns 49% of MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.

As of March 31, 2010, all trading decisions are made for the Partnership by its nine trading advisors (the “Advisors”) either directly, through individually managed accounts, or indirectly, through investments in other collective investment vehicles. As indicated above, the Partnership allocates its assets to a “blind pool” of trading advisors which refers to the fact that detailed information about the advisors, such as their backgrounds, individual trading strategies and past performance records has not been and, is not expected to be, provided to investors. The General Partner has chosen not to disclose such information because, among other reasons, the advisors engaged to trade on behalf of the Partnership may have little or no performance histories and the mix of advisors may change frequently as new advisors are identified and others progress beyond the “emerging” stage. The Advisors are not affiliated with one another, are not affiliated with the General Partner or CGM and are not responsible for the organization or operation of the Partnership.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at March 31, 2010 and December 31, 2009, and the results of its operations and changes in partners’ capital for the three months ended March 31, 2010 and 2009. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2009.

The General Partner and each limited partner of the Partnership (each a “Limited Partner”) share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of such Limited Partner’s initial capital contribution and profits, if any, net of distributions.

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

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, also known as FASB Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles” (“ASC 105”) (the “Codification”). ASC 105 established the exclusive authoritative reference for GAAP for use in financial statements except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. The Codification is the single source of authoritative accounting principles generally accepted in the United States and applies to all financial statements issued after September 15, 2009.
     The Partnership is not required to provide a Statement of Cash Flows as permitted by ASC 230, Statement of Cash Flows.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Emerging CTA Portfolio L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)

2.	Financial Highlights:

Changes in Net Asset Value per Redeemable Unit of Limited Partnership Interest for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended
	March 31,
	2010	2009
Net realized and unrealized gains (losses) *	$13.74	$(43.25)
Interest income	0.21	0.42
Expenses **	(10.92)	(12.73)

Increase (decrease) for the period	3.03	(55.56)
Proceeds from Limited Partners early redemption fees	—	1.74
Net Asset Value per Redeemable Unit, beginning of period	1,406.38	1,506.43

Net Asset Value per Redeemable Unit, end of period	$1,409.41	$1,452.61

*	Includes brokerage fees and clearing fees.

**	Excludes brokerage fees and clearing fees.

	Three Months Ended
	March 31,
	2010	2009
Ratios to Average Net Assets:***
Net investment income (loss) before incentive fees****	(7.1)%	(7.0)%

Operating expense	7.2%	7.1%
Incentive fees	0.1%	0.2%

Total expenses	7.3%	7.3%

Total return:
Total return before incentive fees	0.3%	(3.4)%
Incentive fees	(0.1)%	(0.2)%

Total return after incentive fees	0.2%	(3.6)%

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

The customer agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition. The Partnership nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition as the criteria under ASC 210, Balance Sheet has been met.

Emerging CTA Portfolio L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)

All of the commodity interests owned by the Partnership are held for trading purposes. The average number of futures and metal forward contracts traded directly by the Partnership for the period ended March 31, 2010 and 2009 based on a monthly calculation, was 6,083 and 14,063. The average number of metal forward contracts traded directly by the Partnership for the three months ended March 31, 2010 and 2009 based on a monthly calculation, were 513 and 781, respectively. The average number of energy option contracts traded directly by the Partnership for the three months ended March 31, 2009 based on a monthly calculation, were 125. The average notional values of currency forward contracts traded directly by the Partnership for the period ended March 31, 2010 and 2009 based on a monthly calculation, was $375,528,302 and $291,449,805.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions.

The Partnership adopted ASC 815, Derivatives and Hedging, as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition or Statements of Income and Expenses and Changes in Partners’ Capital. The following tables indicate the fair values of derivative instruments traded directly by the Partnership of futures and forward contracts as separate assets and liabilities as of March 31, 2010 and December 31, 2009.

March 31, 2010
Assets
Futures Contracts
Currencies	$463,940
Energy	844,800

Grains	347,431
Indices	637,755
Interest Rates U.S.	74,497
Interest Rates Non-U.S.	326,328
Livestock	210
Metals	280,603
Softs	42,949

Total unrealized appreciation on open futures contracts	$3,018,513

Liabilities
Futures Contracts
Currencies	$(209,315)
Energy	(232,606)

Grains	(159,966)

Indices	(86,498)
Interest Rates U.S.	(86,099)
Interest Rates Non-U.S.	(176,385)
Livestock	(24,160)
Metals	(1,560)
Softs	(110,171)

Total unrealized depreciation on open futures contracts	$(1,086,760)

Net unrealized appreciation on open futures contracts	$1,931,753 *

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

March 31, 2010
Assets
Forward Contracts
Currencies	$1,279,984
Metals	2,484,777

Total unrealized appreciation on open forward contracts	$3,764,761

Liabilities
Forward Contracts
Currencies	$(1,105,650)
Metals	(2,545,066)

Total unrealized depreciation on open forward contracts	$(3,650,716)

Net unrealized appreciation on open forward contracts	$114,045 **

**	This amount is in “Net unrealized appreciation on open forward contracts” on the Statements of Financial Condition.

Emerging CTA Portfolio L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)

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
The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three months ended March 31, 2010 and 2009.

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009
Sector	Gain (loss) from trading	Gain (loss) from trading
Currencies	$(1,290,781)	$(393,969)
Energy	(778,392)	1,203,161
Grains	493,596	(34,749)
Indices	(70,139)	2,189,500
Interest Rates U.S.	(583,632)	(1,325,901)
Interest Rates Non-U.S.	1,047,888	(2,549,545)
Livestock	(182,093)	(276,111)
Softs	458,732	78,853
Metals	620,966	(602,520)

Total	$(283,855)	$(1,711,281)

Emerging CTA Portfolio L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)

4.	Fair Value Measurements:

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

Partnership’s and the Fund’s Fair Value Measurements. The Partnership and the Funds adopted ASC 820, Fair Value Measurements and Disclosures, as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership and the Funds did not apply the deferral allowed by ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

In 2009, the Partnership and the Funds adopted amendments to ASC 820, which reaffirms that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. These amendments to ASC 820 also reaffirm the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. These amendments to ASC 820 are required for interim and annual reporting periods ending after June 15, 2009. Management has concluded that based on available information in the marketplace, there has not been a decrease in the volume and level of activity in the Partnership’s Level 2 assets and liabilities. The adoption of the amendments to ASC 820 had no effect on the Partnership’s Financial Statements.

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership

Emerging CTA Portfolio L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)

interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. As of and for the periods ended March 31, 2010 and December 31, 2009, the Partnership and the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable Inputs
	3/31/2010	Assets (Level 1)	(Level 2)	(Level 3)
Assets
Investment in Partnerships	$91,926,056	$—	$91,926,056	$—
Futures	1,931,753	1,931,753	—	—
Forwards	174,334	—	174,334	—

Total assets	94,032,143	1,931,753	92,100,390	—

Liabilities
Forwards	$60,289	$60,289	$—	$—

Total liabilities	60,289	60,289	—	—

Total fair value	$93,971,854	$1,871,464	$92,100,390	$—

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable Inputs
	12/31/2009	Assets (Level 1)	(Level 2)	(Level 3)
Assets
Investment in Partnerships	$63,868,859	$—	$63,868,859	$—
Futures	744,126	744,126	—	—

Total assets	64,612,985	744,126	63,868,859	—

Liabilities
Forwards	$1,025,915	$100,478	$925,437	$—

Total liabilities	1,025,915	100,478	925,437	—

Total fair value	$63,587,070	$643,648	$62,943,422	$—

5. Investment in Partnerships:

On November 1, 2005, the assets allocated to Altis Partners Jersey Limited (“Altis”) for trading were invested in the CMF Altis Partners Master Fund L.P. (“Altis Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 4,898.1251 units of Altis Master with cash equal to $4,196,275 and a contribution of open commodity futures and forward contracts with a fair value of $701,851. Altis Master was formed to permit accounts managed now or in the future by Altis using the Global Futures Portfolio program, a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of Altis Master. Individual and pooled accounts currently managed by Altis, including the Partnership, are permitted to be limited partners of Altis Master. The General Partner and Altis believe that trading through this structure should promote efficiency and economy in the trading process.

On March 1, 2006, the assets allocated to Avant Capital Management L.P. (“Avant”) for trading were invested in the CMF Avant Master Fund L.P. (“Avant Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 8,177.1175 units of Avant Master with cash equal to $6,827,887 and a contribution of open commodity futures and forward contracts with a fair value of $1,349,230. Avant Master was formed in order to permit accounts managed now or in the future by Avant using the Diversified Program, a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of Avant Master. Individual and pooled accounts currently managed by Avant, including the Partnership, are permitted to be limited partners of Avant Master. The General Partner and Avant believe that trading through this structure should promote efficiency and economy in the trading process.

Emerging CTA Portfolio L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)

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

On March 1, 2010, the assets allocated to Waypoint Capital Management LLC for trading were invested in the Waypoint Master Fund L.P. (“Waypoint Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 26,581.6800 units of Waypoint Master with cash equal to $26,581,680. Waypoint Master was formed in order to permit commodity pools managed now or in the future by Waypoint using its Diversified Program, a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of Waypoint Master. Individual and pooled accounts currently managed by Waypoint, including the Partnership, are permitted to be limited partners of Waypoint Master. The General Partner and Waypoint believe that trading through this structure should promote efficiency and economy in the trading process.

The General Partner is not aware of any material changes to any of the trading programs discussed above during the fiscal quarter ended March 31, 2010.

Altis Master’s, Avant Master’s, Sasco Master’s and Waypoint Master’s (the “Funds”) trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. The Funds engage in such trading through commodity brokerage accounts maintained with CGM.

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

Management, administrative and incentive fees are charged at the Partnership level. All exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively the “clearing fees”) are borne by the Partnership and through its investment in the Funds. All other fees, including CGM’s direct brokerage fees are charged at the Partnership level.

At March 31, 2010 and December 31, 2009, the Partnership owned approximately 33.8% and 33.6%, respectively, of Altis Master. At March 31, 2010 and December 31, 2009, the Partnership owned approximately 100% of Avant Master. At March 31, 2010 and December 31, 2009, the Partnership owned approximately 64.9% and 65.1% of Sasco Master, respectively. At March 31, 2010, the Partnership owned approximately 70.9% of Waypoint Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same and the redemption rights are not affected.

Summarized information reflecting the Total Assets, Liabilities and Capital of the Funds are shown in the following tables.

	March 31, 2010
	Total Assets	Total Liabilities	Total Capital
Altis Master	$82,011,747	$348,632	$81,663,115
Avant Master	13,638,196	1,721,332	11,916,864
Sasco Master	39,209,774	73,076	39,136,698
Waypoint Master	38,081,301	6,200	38,075,101

Total	$172,941,018	$2,149,240	$170,791,778

	December 31, 2009
	Total Assets	Total Liabilities	Total Capital
Altis Master	$84,341,762	$34,004	$84,307,758
Avant Master	13,259,355	1,759,171	11,500,184
Sasco Master	37,621,540	716,206	36,905,334

Total	$135,222,657	$2,509,381	$132,713,276

Emerging CTA Portfolio L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)
     Summarized information reflecting the net gain (loss) from trading, total income (loss) and net income (loss) for the Funds are shown in the following tables.

	For the three months ended March 31, 2010
	Gain (Loss) from	Total Income	Net Income
	Trading, net	(Loss)	(Loss)
Altis Master	$2,136,066	$2,147,292	$2,097,041
Avant Master	618,730	620,526	595,203
Sasco Master	2,912,728	2,918,343	2,672,147
Waypoint Master	573,053	576,360	561,555

Total	$6,240,577	$6,262,521	$5,925,946

	For the three months ended March 31, 2009
	Gain (Loss) from	Total Income	Net Income
	Trading, net	(Loss)	(Loss)
Altis Master	$(4,834,160)	$(4,813,133)	$(4,863,202)
Avant Master	608,496	616,187	587,679

Total	$(4,225,664)	$(4,196,946)	$(4,275,523)

Summarized information reflecting the Partnership’s investments in, and the operations of, the Funds are as shown in the following tables.

	March 31, 2010
	% of		For the three months ended March 31, 2010
	Partnership’s Net			Expenses		Net Income	Investment	Redemption
	Assets	Fair Value	Income (Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Altis Master	16.29%	$27,629,219	$732,462	$12,988	$4,069	$715,405	Commodity Portfolio	Monthly
Avant Master	7.03%	11,918,009	620,526	5,237	20,086	595,203	Energy Markets	Monthly
Sasco Master	14.98%	25,399,126	1,894,258	77,157	82,723	1,734,378	Energy Markets	Monthly
Waypoint Master	15.91%	26,979,702	408,513	6,097	4,393	398,023	Commodity Portfolio	Monthly

Total		$91,926,056	$3,655,759	$101,479	$111,271	$3,443,009

	December 31, 2009
	% of		For the three months ended March 31, 2009
	Partnership’s Net			Expenses		Net Income	Investment	Redemption
	Assets	Fair Value	Income (Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Altis Master	17.00%	$28,338,180	$(1,744,599)	$14,425	$3,828	$(1,762,852)	Commodity Portfolio	Monthly
Avant Master	6.90%	11,500,341	271,341	11,367	6,447	253,527	Energy Markets	Monthly
Sasco Master	14.41%	24,030,338	—	—	—	—	Energy Markets	Monthly

Total		$63,868,859	$(1,473,258)	$25,792	$10,275	$(1,509,325)

Emerging CTA Portfolio L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)
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
          As both a buyer and seller of options, the Partnership/Funds pay or receive a premium at the outset and then bear the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership/Funds to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Partnership/Funds do not consider these contracts to be guarantees as described in ASC 460 Guarantees.
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

Emerging CTA Portfolio L.P.
Notes to Financial Statements
March 31, 2010
(Unaudited)

7.  Critical Accounting Policies
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
     Statement of Cash Flows. The Partnership is not required to provide a Statement of Cash Flows as permitted by ASC 230.
     Partnership’s and Fund’s Investments. All commodity interests held by the Partnership and the Funds (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses and Changes in Partner’s Capital.
     Partnership’s and Fund’s Fair Value Measurements. The Partnership and the Funds adopted ASC 820 Fair Value Measurements and Disclosures, as of January 1, 2008, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Partnership and the Funds did not apply the deferral allowed by ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.
     The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. As of and for the period ended March 31, 2010, the Partnership and the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
     Futures Contracts. The Partnership and the Funds trade futures contracts and exchange cleared swaps. Exchange cleared swaps are swaps that are traded as futures. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. When the contract is closed, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses and Changes in Partner’s Capital.
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
March 31, 2010
(Unaudited)
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
     Options. The Partnership/Funds may purchase and write (sell) options both exchange listed and over-the-counter, options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Partnership/Funds write an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Partnership/Funds purchase an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Realized gains (losses) and changes in unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses and Changes in Partner’s Capital.
     Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Partnership’s income and expenses.
     In 2007, the Partnership adopted ASC 740 Income Taxes which provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that no provision for income tax is required in the Partnership’s financial statements.
     The following is the major tax jurisdiction for the Partnership and the earliest tax year subject to examination: United States — 2006.
     Subsequent Events. In 2009, the Partnership adopted ASC 855 Subsequent Events. The objective of ASC 855 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued. Management has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.
     Recent Accounting Pronouncements. In January 2010, the FASB issued guidance, which, among other things, amends ASC 820, Fair Value Measurements and Disclosures, to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy. This guidance is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the Partnership’s financial statements.
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
     Net Income (Loss) per Redeemable Unit.  Net income (loss) per Redeemable Unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights”.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in Partnerships (ii) equity in trading account, consisting of cash, net unrealized appreciation on open futures contracts and net unrealized appreciation on open forward contracts and (iii) interest receivables. Because of the low margin deposits normally required in futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments and investment in other partnerships. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2010.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, additions, redemptions of Redeemable Units and distributions of profits, if any.
     For the three months ended March 31, 2010, Partnership capital increased 1.7% from $166,705,672 to $169,569,267. This increase was attributable to net income from operations of $364,522 coupled with additional sales of 9,187.5983 Redeemable Units of Limited Partnership Interest totaling $12,618,000, which was partially offset by the redemption of 7,410.4588 Redeemable Units of Limited Partnership Interest resulting in an outflow of $10,118,927. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.
Critical Accounting Policies
     Partnership’s and Fund’s Investments. All commodity interests held by the Partnership and the Funds (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses and Changes in Partner’s Capital.
     Partnership’s and Fund’s Fair Value Measurements. The Partnership and the Funds adopted ASC 820 Fair Value Measurements and Disclosures, as of January 1, 2008, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Partnership and the Funds did not apply the deferral allowed by ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.
     The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. As of and for the period ended March 31, 2010, the Partnership and the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
     Futures Contracts. The Partnership and the Funds trade futures contracts and exchange cleared swaps. Exchange cleared swaps are swaps that are traded as futures. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. When the contract is closed, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits directly with the exchange on which the contracts are traded, credit exposure is limited. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses and Changes in Partner’s Capital.

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
     Options. The Partnership/Funds may purchase and write (sell) options both exchange listed and over-the-counter, options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Partnership/Funds write an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Partnership/Funds purchase an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Realized gains (losses) and changes in unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses and Changes in Partner’s Capital.

Results of Operations

During the Partnership’s first quarter of 2010, the Net Asset Value per Redeemable Unit increased 0.2% from $1,406.38 to $1,409.41 as compared to a decrease of 3.6% in the first quarter of 2009. The Partnership experienced a net trading gain before brokerage fees and related fees in the first quarter of 2010 of $3,359,837. Gains were primarily attributed to the Partnership/Funds’ trading in energy, grains, non-U.S. interest rates, metals, softs and indices and were partially offset by losses in currencies, U.S. interest rates and livestock. The Partnership experienced a net trading loss before brokerage fees and related fees in the first quarter of 2009 of $3,198,323. Losses were primarily attributed to the Partnership/Funds’ trading in currencies, grains, U.S. and non-U.S. interest rates, livestock, metals and softs and were partially offset by gains in energy, indices and lumber.

Risk assets moved higher during the first quarter of 2010, as economic data suggested a recovering global economy and an agreement for limited Euro-zone and IMF support for Greece provided a blueprint for other indebted peripheral members of the Euro-zone. The fallout from the Greek sovereign debt crisis rippled throughout the global financial markets resulting in several major price trends in the fixed income and currency markets. The Partnership realized gains as profits from trading energy, European fixed income, agricultural commodities, stock indices, and metals offset losses from currencies and U.S. interest rates.

Profits were earned in energy, trading crude oil and natural gas. Crude prices continued to trend higher in the second half of the quarter on expectations that demand would rise on the back of the economic recovery. Natural gas continued to trade lower on mild weather and smaller than expected weekly storage withdrawals. Gains were earned in trading global fixed income as bond prices rose on higher economic uncertainty faced by some of the weaker Euro zone nations. As a result, the European Central Bank elected to keep its benchmark rate at a record low, and was expected to maintain that rate for the foreseeable future. The rally continued following a report showing an unexpected drop in German business confidence. The stock index sector posted gains as U.S. and Japanese markets rallied later in the quarter, buoyed by positive earnings reports and optimism for global economic prospects, offsetting losses in European indices. Metals contributed to gains as industrial metals rallied late in the quarter on optimism for a growing economy

In U.S. fixed income, losses were recorded in trading treasury bonds. Long-dated bond prices were pressured lower on expectations that excessive borrowing by governments would inevitably lead to greater issuance and higher levels of inflation in currencies, gains from short euro positions failed to overcome losses in Swiss franc and asian currencies.

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

Interest income is earned on 100% of the Partnership’s average daily equity maintained in cash in its (or the Partnership’s allocable portion of a Fund’s) account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. Alternatively, CGM may place up to all of the Partnership’s or a Fund’s assets in 90-day U.S. Treasury bills and pay the Partnership 100% of the interest earned (or its allocable share thereof) on U.S. Treasury bills purchased for the Partnership. Interest income for the three months ended March 31, 2010 decreased by $21,792, as compared to the corresponding period in 2009. The decrease is due to lower U.S. Treasury bill rates as compared to the corresponding period in 2009. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership and the Funds depends on the average daily equity in the Partnership’s/Funds’ account and upon interest rates over which the Partnership and the Funds nor CGM has control.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Brokerage fees for the three months ended March 31, 2010 decreased by $38,209, as compared to the corresponding period in 2009. The decrease in brokerage fees is primarily due to lower average adjusted net assets during the three months ended March 31, 2010, as compared to the corresponding period in 2009.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Management fees for the three months ended March 31, 2010 decreased by $4,390, as compared to the corresponding period in 2009. The decrease of management fees is due to lower average adjusted net assets during the three months ended March 31, 2010, as compared to the corresponding period in 2009.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Administrative fees for the three months ended March 31, 2010 decreased by $1,098, as compared to the corresponding period in 2009. The decrease in administrative fees is due to lower average adjusted net assets during the three months ended March 31, 2010, as compared to the corresponding period in 2009.

Incentive fees paid by the Partnership are based on the new trading profits generated by each Advisor at the end of the quarter, as defined in the management agreements among the Partnership, the General Partner and each Advisor. Trading performance for the three months ended March 31, 2010 resulted in incentive fees of $115,578. Trading performance for the three months ended March 31, 2009, resulted in incentive fees of $300,120.
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

Market movements result in frequent changes in the fair value of the Partnership’s/Funds’ open positions and, consequently, in their earnings and cash balances. The Partnership’s/Funds’ market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the fair value of financial instruments and contracts, the diversification effects among the Partnership’s/Funds’ open contracts and the liquidity of the markets in which they trade.

The Partnership/Funds rapidly acquire and liquidate both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership’s/Funds’ past performance is not necessarily indicative of their future results.

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

Exchange maintenance margin requirements have been used by the Partnership/Funds as the measure of their Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day interval. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component, which is not relevant to Value at Risk.

     Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. Some of the Partnership’s Advisors currently trade the Partnership’s assets indirectly in master fund managed accounts established in the name over which they have been granted limited authority to make trading decisions. Other Advisors directly trade managed accounts in the Partnership’s name. The first trading Value at Risk tables reflects the market sensitive instruments held by the Partnership directly and through its investments in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e., in the managed accounts in the Partnership’s name) and indirectly by each Fund separately.
     The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2010. As of March 31, 2010, the Partnership’s total capitalization was $169,569,267.

March 31, 2010
(Unaudited)

		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$7,099,997	4.19%
Energy	9,326,833	5.50%
Grains	590,518	0.35%
Interest Rates U.S.	1,107,067	0.65%
Interest Rates Non-U.S.	2,666,892	1.57%
Livestock	67,493	0.04%
Lumber	1,487	0.00%*
Metals	1,132,525	0.67%
Softs	349,043	0.21%
Indices	3,736,805	2.20%

Total	$26,078,660	15.38%

*	Due to rounding
The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments in the Funds by market category as of March 31, 2010 and the highest, lowest and average value during the three months ended March 31, 2010. All open contracts trading risk exposures have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009.
As of March 31, 2010, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

March 31, 2010
(Unaudited)

			Three months ended March 31, 2010
	Value at	% of Total	High	Low	Average Value
Market Sector	Risk	Capital	Value at Risk	Value at Risk	at Risk*

Currencies	$1,849,375	1.09%	$8,643,224	$1,849,375	$3,452,275
Energy	901,515	0.53%	1,006,137	454,245	677,913
Grains	396,892	0.23%	738,061	202,590	413,850
Interest Rates U.S.	690,923	0.41%	1,608,060	369,408	939,236
Interest Rates Non-U.S.	1,409,510	0.83%	3,055,102	1,222,691	1,953,339
Livestock	47,450	0.03%	190,700	47,450	98,917
Metals	566,145	0.33%	695,928	394,746	540,349
Softs	213,575	0.13%	690,412	213,574	378,075
Indices	2,377,554	1.40%	4,579,562	1,623,816	2,442,179

Total	$8,452,939	4.98%

*	Average of month-end Values at Risk.

As of March 31, 2010, Altis Master’s total capital was $81,663,115. The Partnership owned approximately 33.8% of Altis Master. As of March 31, 2010, the Altis Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Altis for trading) was as follows:

March 31, 2010
(Unaudited)

			Three months ended March 31, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capital	Value at Risk	Value at Risk	Value at Risk*

Currencies	$1,827,343	2.24%	$2,056,618	$1,000,619	$1,424,084
Energy	740,160	0.90%	932,954	236,868	781,476
Grains	381,972	0.47%	532,633	254,364	394,501
Interest Rates U.S.	367,600	0.45%	523,900	245,980	368,907
Interest Rates Non -U.S.	739,594	0.90%	892,295	563,167	777,276
Livestock	59,300	0.07%	78,750	22,320	51,117
Lumber	4,400	0.01%	11,000	2,200	6,967
Metals	1,609,606	1.97%	1,843,068	952,069	1,454,680
Softs	294,654	0.36%	556,754	281,218	390,431
Indices	1,548,246	1.90%	1,550,953	522,144	1,457,579

Total	$7,572,875	9.27%

*	Average of month-end Values at Risk

As of March 31, 2010, Avant Master’s total capital was $11,916,864. The Partnership owned approximately 100% of Avant Master. As of March 31, 2010, the Avant Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Avant for trading) was as follows:

March 31, 2010
(Unaudited)

			Three months ended March 31, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capital	Value at Risk	Value at Risk	Value at Risk*

Energy	$654,800	5.49%	$1,345,645	$201,884	$502,056

Totals	$654,800	5.49%

*	Average of month-end Values at Risk

As of March 31, 2010, Sasco Master’s total capital was $39,136,698. The Partnership owned approximately 64.9% of Sasco Master. As of March 31, 2010, the Sasco Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Sasco for trading) was as follows:

March 31, 2010
(Unaudited)

			Three months ended March 31, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*

Energy	$11,502,922	29.39%	$13,377,805	$10,146,543	$11,785,137

Totals	$11,502,922	29.39%

*	Average of month-end Values at Risk
As of March 31, 2010, Waypoint Master’s total capitalization was $38,075,101. The Partnership owned approximately 70.9% of Waypoint Master. As of March 31, 2010, the Waypoint Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Waypoint for trading) was as follows:
March 31, 2010
(Unaudited)

			Three months ended March 31, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$6,534,527	17.16%	$6,534,527	$3,403	$3,268,965
Energy	77,500	0.21%	79,000	45,000	62,000
Grains	91,000	0.24%	98,500	12,000	55,250
Interest Rates U.S.	411,700	1.08%	411,700	28,500	220,100
Interest Rates Non -U.S.	1,420,874	3.73%	1,903,852	679,750	1,291,801
Metals	31,500	0.08%	79,968	31,500	55,734
Softs	50,600	0.13%	143,000	50,600	96,800
Indices	1,179,046	3.10%	1,179,046	135,778	657,412

Total	$9,796,747	25.73%

*	Average of month-end Values at Risk

Item 4.	Controls and Procedures

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership on the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods expected in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Partnership in the reports it files is accumulated and communicated to management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2010 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The following information supplements and amends the discussion set forth under Part I, Item 3. “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. There are no material legal proceedings pending against the Partnership or the General Partner.
Credit Crisis Related Matters

Citigroup and its affiliates, including CGM, continue to defend lawsuits and arbitrations asserting claims for damages and related relief for losses arising from the global financial credit and subprime-mortgage crisis that began in 2007. Certain of these actions have been resolved, through either settlements or court proceedings.

In addition, Citigroup and its affiliates, including CGM, continue to cooperate fully in response to subpoenas and requests for information from the Securities and Exchange Commission and other government agencies in connection with various formal and informal inquiries concerning Citigroup’s subprime mortgage-related conduct and business activities. Citigroup and certain of its affiliates, including CGM, are involved in discussions with certain of their regulators to resolve certain of these matters.

Item 1A.	Risk Factors

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended March 31, 2010 there were additional sales to Limited Partners of 9,187.5983 Redeemable Units of Limited Partnership Interest totaling $12,618,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options, forwards and swap contracts.

The Redeemable Units were purchased by accredited investors as defined in Regulation D. The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
			(c) Total Number of	(or Approximate
			Redeemable	Dollar Value) of
		(b) Average	Units Purchased	Redeemable Units
	(a) Total Number of	Price Paid per	as Part of	that May Yet Be
	Redeemable	Redeemable	Publicly Announced	Purchased Under the
Period	Units Purchased*	Unit**	Plans or Programs	Plans or Programs
January 1, 2010 – January 31, 2010	3,098.8178	$1,362.00	N/A	N/A
February 1, 2010 – February 28, 2010	3,095.7792	$1,351.74	N/A	N/A
March 1, 2010 – March 31, 2010	1,215.8618	$1,409.41	N/A	N/A
Total	7,410.4588	$1,365.49

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

Item 3.	Defaults Upon Senior Securities. None.

Item 4.	[Removed and Reserved].

Item 5.	Other Information. None.

Item 6.	Exhibits

3.1(a)	Certificate of Limited Partnership dated June 30, 2003 (filed as Exhibit 3.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(b)	Certificate of Amendment of the Certificate of Limited Partnership dated September 21, 2005 (filed as Exhibit 3.1(a) to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(c)	Certificate of Amendment of the Certificate of Limited Partnership dated September 19, 2008 (filed as Exhibit 3.1(c) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(d)	Certificate of Amendment of the Certificate of Limited Partnership dated September 28, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

3.2	Limited Partnership Agreement (filed as Exhibit 3.2 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

10.1(a)	Management Agreement among the Partnership, the General Partner and Altis (filed as Exhibit 10.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(b)	Letter from the General Partner to Altis extending the Management Agreement from June 30, 2009 to June 30, 2010 (filed as Exhibit 10.1(b) on Form 10-K filed on March 31, 2010 and incorporated herein by reference).

10.2(a)	Management Agreement among the Partnership, the General Partner and Fall River Capital LLC (filed as Exhibit 10.2 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(b)	Letter from the General Partner to Fall River Capital LLC extending the Management Agreement from June 30, 2009 to June 30, 2010 (filed as Exhibit 10.2(b) on Form 10-K filed on March 31, 2010 and incorporated herein by reference).

10.3(a)	Management Agreement among the Partnership, the General Partner and Waypoint Capital Management LLC (filed as Exhibit 10.4 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(b)	Letter from the General Partner to Waypoint Capital Management LLC extending the Management Agreement from June 30, 2009 to June 30, 2010 (filed as Exhibit 10.3(b) on Form 10-K filed on March 31, 2010 and incorporated herein by reference).

10.4(a)	Management Agreement among the Partnership, the General Partner and Xplor Capital Management, LLC (filed as Exhibit 10.5 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(b)	Letter from the General Partner to Xplor Capital Management, LLC extending the Management Agreement from June 30, 2009 to June 30, 2010 (filed as Exhibit 10.4(b) on Form 10-K filed on March 31, 2010 and incorporated herein by reference).

10.5(a)	Management Agreement among the Partnership the General Partner and Avant (filed as Exhibit 10.6 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(b)	Letter from the General Partner to Avant extending the Management Agreement from June 30, 2009 to June 30, 2010 (filed as Exhibit 10.5(b) on Form 10-K filed on March 31, 2010 and incorporated herein by reference).

10.6(a)	Management Agreement among the Partnership, the General Partner and Cantab Capital Partners LLP (filed as Exhibit 10.7 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(b)	Letter from the General Partner to Cantab Capital Partners LLP extending the Management Agreement from June 30, 2009 to June 30, 2010 (filed as Exhibit 10.6(b) on Form 10-K filed on March 31, 2010 and incorporated herein by reference).

10.7	Customer Agreement between the Partnership, the General Partner and CGM (filed as Exhibit 10.9 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

10.8	Amended and Restated Agency Agreement between the Partnership, the General Partner and CGM (filed as Exhibit 10.10 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

10.9	Form of Subscription Agreement (filed as Exhibit 10.11 to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.10 (a)	Management Agreement among the Partnership, the General Partner and Sasco (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 21, 2009 and incorporated herein by reference).

(b)	Letter from the General Partner to Sasco extending the Management Agreement from June 30, 2009 to June 30, 2010 (filed as Exhibit 10.10(b) on Form 10-K filed on March 31, 2010 and incorporated herein by reference).

10.11	Joinder Agreement among the Partnership, the General Partner, CGM and MSSB (filed as Exhibit 10 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 filed on August 14, 2009 and incorporated herein by reference).

10.12	Management Agreement among the Partnership, the General Partner and PGR Capital LLP (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 5, 2009 and incorporated herein by reference).

10.13	Management Agreement among the Partnership, the General Partner and Blackwater Capital Management LLC (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 28, 2010 and incorporated herein by reference).

10.14	Management Agreement among the Partnership, the General Partner and J E Moody & Company LLC (filed as Exhibit 10.14 on Form 10-K filed on March 31, 2010 and incorporated herein by reference).

10.15	Management Agreement among the Partnership, the General Partner and Cirrus Capital Management LLC (filed as Exhibit 10.1 on Form 8-K filed on May 5, 2010 and incorporated herein by reference).
The exhibits required to be filed by Item 601 of regulation S-K are incorporated herein by reference

(a)	31.1 — Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director)

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

EMERGING CTA PORTFOLIO L.P.

By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Jerry Pascucci Jerry Pascucci President and Director

Date:	May 17, 2010

By:	/s/ Jennifer Magro Jennifer Magro Chief Financial Officer and Director (Principal Accounting Officer)

Date:	May 17, 2010