Form 10-Q
period 2010-06-30
EMERGING CTA PORTFOLIO LP
filed 2010-08-16
CIK 1269190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The quarterly period ended June 30, 2010

OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 0-53211

EMERGING CTA PORTFOLIO L.P.

(Exact name of registrant as specified in its charter)

New York	04-3768983

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.	)

c/o Ceres Managed Futures LLC
522 Fifth Avenue – 14th Floor
New York, New York 10036
(Address of principal executive offices) (Zip Code)

(212) 296-1999
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

Yes    No X

As of July 31, 2010, 119,955.2408 Limited Partnership Redeemable Units were outstanding.

EMERGING CTA PORTFOLIO L.P.

FORM 10-Q

INDEX

		Page
		Number

PART I - Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at June 30, 2010 and December 31, 2009 (unaudited)	3
	Condensed Schedules of Investments at June 30, 2010 and December 31, 2009 (unaudited)	4 – 5
	Statements of Income and Expenses and Changes in Partners’ Capital for the three and six months ended June 30, 2010 and 2009 (unaudited)	6
	Notes to Financial Statements (unaudited)	7 – 18
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19 – 22
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23 – 25
Item 4.	Controls and Procedures	26
PART II - Other Information		27 – 30
Exhibits
Ex. 31.1 Certification
Ex. 31.2 Certification
Ex. 32.1 Certification
Ex. 32.2 Certification
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I

Item 1. Financial Statements

Emerging CTA Portfolio L.P.
Statements of Financial Condition
(Unaudited)

	June 30,	December 31,
	2010	2009
Assets:
Investment in Partnerships, at fair value	$77,747,697	$63,868,859
Equity in trading account:
Cash	82,520,382	94,883,891
Cash margin	7,892,755	11,750,313
Net unrealized appreciation on open futures contracts	608,881	744,126

	168,769,715	171,247,189
Interest receivable	6,019	1,454

Total assets	$168,775,734	$171,248,643

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$263,851	$1,025,915
Accrued expenses:
Brokerage fees	491,493	496,483
Management fees	279,958	282,773
Administrative fees	69,990	70,693
Incentive fees	10,919	42,297
Other	45,462	62,730
Redemptions payable	1,541,824	2,562,080

Total liabilities	2,703,497	4,542,971

Partners’ Capital:
General Partner, 1,302.6036 unit equivalents outstanding at June 30, 2010 and December 31, 2009	1,786,026	1,831,956
Limited Partners, 119,818.5991 and 117,232.3714 Redeemable Units outstanding at June 30, 2010 and December 31, 2009, respectively	164,286,211	164,873,716

Total partners’ capital	166,072,237	166,705,672

Total liabilities and partners’ capital	$168,775,734	$171,248,643

Net asset value per unit	$1,371.12	$1,406.38

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.
Condensed Schedule of Investments
June 30, 2010
(Unaudited)

	Notional ($)/
	Number of		% of Partners'
	Contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	139	$(38,868)	(0.02)%
Energy	281	(267,840)	(0.16)
Grains	379	156,632	0.09
Indices	252	(433,221)	(0.26)
Interest Rates U.S.	842	542,493	0.33
Interest Rates Non-U.S.	1,109	597,571	0.36
Livestock	132	980	0.00 *
Metals	55	113,405	0.07
Softs	113	(8,562)	(0.01)

Total futures contracts purchased		662,590	0.40

Futures Contracts Sold
Currencies	168	(129,452)	(0.08)
Energy	334	199,650	0.12
Grains	511	(156,344)	(0.09)
Indices	157	160,024	0.09
Interest Rates U.S.	21	(3,500)	(0.00)*
Interest Rates Non-U.S.	259	(84,082)	(0.05)
Livestock	73	(22,360)	(0.01)
Metals	31	(198)	(0.00)*
Softs	52	(17,447)	(0.01)

Total futures contracts sold		(53,709)	(0.03)

Unrealized Appreciation on Forward Contracts
Currencies	$58,615,525	980,532	0.59
Metals	139	965,054	0.58

Total unrealized appreciation on forward contracts		1,945,586	1.17

Unrealized Depreciation on Forward Contracts
Currencies	$60,447,923	(1,107,154)	(0.67)
Metals	174	(1,102,283)	(0.66)

Total unrealized depreciation on forward contracts		(2,209,437)	(1.33)

Investment in Partnerships
CMF Altis Partners Master Fund L.P.		23,164,941	13.95
CMF Sasco Master Fund L.P.		24,277,510	14.62
Waypoint Master Fund L.P.		30,305,246	18.25

Total investment in Partnerships		77,747,697	46.82

Total fair value		$78,092,727	47.03%

*	Due to rounding.
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

Emerging CTA Portfolio L.P.
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Income:
Net gains (losses) on trading of commodity interests and investment in Partnerships:
Net realized gains (losses) on closed contracts	$(1,711,594)	$(3,589,132)	$(4,323,036)	$2,410,437
Net realized gains (losses) on investment in Partnerships	9,292,621	187,040	8,346,208	(2,526,293)
Change in net unrealized gains (losses) on open contracts	(1,700,768)	4,648,121	626,819	(3,062,728)
Change in net unrealized gains (losses) on investment in Partnerships	(7,599,480)	1,432,207	(3,009,375)	2,658,497

Gain (loss) from trading, net	(1,719,221)	2,678,236	1,640,616	(520,087)
Interest income	27,245	27,145	40,647	60,620
Interest income from investment in Partnerships	25,416	14,933	37,483	28,719

Total income (loss)	(1,666,560)	2,720,314	1,718,746	(430,748)

Expenses:
Brokerage fees including clearing fees	1,787,929	1,747,295	3,481,259	3,478,834
Management fees	847,318	826,349	1,684,651	1,668,072
Administrative fees	212,352	206,586	421,685	417,017
Incentive fees	(67,482)	614,533	48,096	914,653
Other	227,929	153,524	393,139	253,506

Total expenses	3,008,046	3,548,287	6,028,830	6,732,082

Net income (loss)	(4,674,606)	(827,973)	(4,310,084)	(7,162,830)
Additions — Limited Partners	6,820,000	12,495,000	19,438,000	25,325,000
Proceeds from Limited Partners redemption fees	—	22,973	—	222,349
Redemptions — Limited Partners	(5,642,424)	(8,844,638)	(15,761,351)	(23,002,432)

Net increase (decrease) in Partners’ Capital	(3,497,030)	2,845,362	(633,435)	(4,617,913)
Partners’ Capital, beginning of period	169,569,267	159,782,514	166,705,672	167,245,789

Partners’ Capital, end of period	$166,072,237	$162,627,876	$166,072,237	$162,627,876

Net asset value per unit (121,121.2027 and 112,502.5448 units outstanding at June 30, 2010 and 2009, respectively)	$1,371.12	$1,445.55	$1,371.12	$1,445.55

Net income (loss) per Redeemable Unit and General Partner unit equivalent	$(38.29)	$(7.26)	$(35.26)	$(62.82)

Weighted average units outstanding	121,854.2150	114,231.3348	121,705.0634	114,267.7950

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.
Notes to Financial Statements
June 30, 2010
(Unaudited)

1.	General:

Emerging CTA Portfolio L.P. (the “Partnership”) is a limited partnership that was organized on July 7, 2003 under the partnership laws of the State of New York. The objective of the Partnership is to achieve capital appreciation through the allocation of assets to a “blind pool” of early-stage commodity trading advisors which, directly and indirectly, engage in speculative trading of a diversified portfolio of commodity interests, including futures contracts, options and forward contracts. The Partnership may also enter into swap and other derivative transactions with the approval of the General Partner (defined below). The sectors traded include currencies, livestock, energy, grains, metals, indices, softs, and U.S. and non-U.S. interest rates. The Partnership and the Funds, (as defined in Note 5 “Investment in Partnerships”) may trade futures, forward and option contracts of any kind. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk.

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

As of June 30, 2010, all trading decisions are made for the Partnership by its ten trading advisors (the “Advisors”) either directly, through individually managed accounts, or indirectly, through investments in other collective investment vehicles. As indicated above, the Partnership allocates its assets to a “blind pool” of trading advisors which refers to the fact that detailed information about the advisors, such as their backgrounds, individual trading strategies and past performance records has not been and, is not expected to be, provided to investors. The General Partner has chosen not to disclose such information because, among other reasons, the advisors engaged to trade on behalf of the Partnership may have little or no performance histories and the mix of advisors may change frequently as new advisors are identified and others progress beyond the “emerging” stage. The Advisors are not affiliated with one another, are not affiliated with the General Partner or CGM and are not responsible for the organization or operation of the Partnership.

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at June 30, 2010 and December 31, 2009, and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2010 and 2009. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2009.

The General Partner and each limited partner of the Partnership (each a “Limited Partner”) share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no Limited Partner shall be liable for obligations of the Partnership in excess of such Limited Partner’s initial capital contribution and profits, if any, net of distributions.

The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Partnership’s Statements of Financial Condition through the date the financial statements were issued. As a result, actual results could differ from these estimates.
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

Emerging CTA Portfolio L.P.
Notes to Financial Statements
June 30, 2010
(Unaudited)

2.	Financial Highlights:

Changes in net asset value per Redeemable Unit for the three and six months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net realized and unrealized gains (losses) *	$(28.72)	$8.14	$(14.98)	$(35.11)
Interest income	0.43	0.37	0.64	0.79
Expenses **	(10.00)	(15.77)	(20.92)	(28.50)

Increase (decrease) for the period	(38.29)	(7.26)	(35.26)	(62.82)
Proceeds from Limited Partners early redemption fees	—	0.20	—	1.94
Net asset value per Redeemable Unit, beginning of period	1,409.41	1,452.61	1,406.38	1,506.43

Net asset value per Redeemable Unit, end of period	$1,371.12	$1,445.55	$1,371.12	$1,445.55

*	Includes brokerage fees and clearing fees.

**	Excludes brokerage fees and clearing fees.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Ratios to Average Net Assets:***
Net investment income (loss) before incentive fees****	(7.2)%	(7.2)%	(7.2)%	(7.1)%

Operating expenses	7.3%	7.3%	7.3%	7.2%
Incentive fees	—%	0.4%	—%	0.6%

Total expenses	7.3%	7.7%	7.3%	7.8%

Total return:
Total return before incentive fees	(2.8)%	(0.1)%	(2.5)%	(3.5)%
Incentive fees	0.1%	(0.4)%	—%	(0.5)%

Total return after incentive fees	(2.7)%	(0.5)%	(2.5)%	(4.0)%

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

The customer agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition. The Partnership nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition as the criteria under ASC 210, Balance Sheet, has been met.

Emerging CTA Portfolio L.P.
Notes to Financial Statements
June 30, 2010
(Unaudited)

All of the commodity interests owned by the Partnership are held for trading purposes. The average number of futures contracts traded directly by the Partnership for the three months ended June 30, 2010 and 2009 based on a monthly calculation, was 5,127 and 10,902, respectively. The average number of futures contracts traded directly by the Partnership for the six months ended June 30, 2010 and 2009 based on a monthly calculation, was 5,605 and 12,483, respectively. The average number of metal forward contracts traded directly by the Partnership for the three months ended June 30, 2010 and 2009 based on a monthly calculation, was 344 and 417, respectively. The average number of metal forward contracts traded directly by the Partnership for the six months ended June 30, 2010 and 2009 based on a monthly calculation, was 428 and 599, respectively. The average number of energy option contracts traded directly by the Partnership for the three months ended June 30, 2010 and 2009 based on a monthly calculation, was 10 and 0, respectively. The average number of energy option contracts traded directly by the Partnership for the six months ended June 30, 2010 and 2009 based on a monthly calculation, was 5 and 63 respectively. The average notional values of currency forward contracts traded directly by the Partnership for the three months ended June 30, 2010 and 2009 based on a monthly calculation, was $273,331,911 and $418,265,862, respectively. The average notional values of currency forward contracts traded directly by the Partnership for the six months ended June 30, 2010 and 2009 based on a monthly calculation, was $324,430,107 and $354,857,834, respectively.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions.

The Partnership adopted ASC 815, Derivatives and Hedging, as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition or Statements of Income and Expenses and Changes in Partners’ Capital. The following tables indicate the fair values of derivative instruments traded directly by the Partnership of futures and forward contracts as separate assets and liabilities as of June 30, 2010 and December 31, 2009.

June 30, 2010
Assets
Futures Contracts
Currencies	$265,513
Energy	718,212

Grains	309,103
Indices	166,900
Interest Rates U.S.	546,855
Interest Rates Non-U.S.	644,060
Livestock	30,730
Metals	151,330
Softs	61,376

Total unrealized appreciation on open futures contracts	$2,894,079

Liabilities
Futures Contracts
Currencies	$(433,834)
Energy	(786,402)

Grains	(308,815)

Indices	(440,098)
Interest Rates U.S.	(7,862)
Interest Rates Non-U.S.	(130,570)
Livestock	(52,110)
Metals	(38,122)
Softs	(87,385)

Total unrealized depreciation on open futures contracts	$(2,285,198)

Net unrealized appreciation on open futures contracts	$608,881 *

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

Assets
Forward Contracts
Currencies	$980,532
Metals	965,054

Total unrealized appreciation on open forward contracts	$1,945,586

Liabilities
Forward Contracts
Currencies	$(1,107,154)
Metals	(1,102,283)

Total unrealized depreciation on open forward contracts	$(2,209,437)

Net unrealized depreciation on open forward contracts	$(263,851)**

**	This amount is in “Net unrealized depreciation on open forward contracts” on the Statements of Financial Condition.

Emerging CTA Portfolio L.P.
Notes to Financial Statements
June 30, 2010
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
The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Sector	Gain (loss) from trading	Gain (loss) from trading	Gain (loss) from trading	Gain (loss) from trading
Currencies	$(1,821,042)	$1,112,024	$(3,111,822)	$718,056
Energy	293,835	(730,005)	(484,557)	473,157
Grains	(482,131)	1,644,014	11,465	1,609,265
Indices	(3,016,853)	(656,205)	(3,086,993)	1,533,295
Interest Rates U.S.	1,813,341	(708,204)	1,229,709	(2,034,106)
Interest Rates Non-U.S.	954,894	633,234	2,002,782	(1,916,311)
Livestock	8,864	149,200	(173,229)	(126,911)
Softs	(745,108)	232,267	(286,376)	311,120
Metals	(418,162)	(617,336)	202,804	(1,219,856)

Total	$(3,412,362)	$1,058,989	$(3,696,217)	$(652,291)

Emerging CTA Portfolio L.P.
Notes to Financial Statements
June 30, 2010
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

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership

Emerging CTA Portfolio L.P.
Notes to Financial Statements
June 30, 2010
(Unaudited)

interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. As of and for the periods ended June 30, 2010 and December 31, 2009, the Partnership and the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable Inputs
	6/30/2010	Assets (Level 1)	(Level 2)	(Level 3)
Assets
Investment in Partnerships	$77,747,697	$—	$77,747,697	$—
Futures	608,881	608,881	—	—

Total assets	78,356,578	608,881	77,747,697	—

Liabilities
Forwards	$263,851	$137,229	$126,622	$—

Total liabilities	263,851	137,229	126,622	—

Total fair value	$78,092,727	$471,652	$77,621,075	$—

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable Inputs
	12/31/2009	Assets (Level 1)	(Level 2)	(Level 3)
Assets
Investment in Partnerships	$63,868,859	$—	$63,868,859	$—
Futures	744,126	744,126	—	—

Total assets	64,612,985	744,126	63,868,859	—

Liabilities
Forwards	$1,025,915	$100,478	$925,437	$—

Total liabilities	1,025,915	100,478	925,437	—

Total fair value	$63,587,070	$643,648	$62,943,422	$—

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

On March 1, 2006, the assets allocated to Avant Capital Management L.P. (“Avant”) for trading were invested in the CMF Avant Master Fund L.P. (“Avant Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 8,177.1175 units of Avant Master with cash equal to $6,827,887 and a contribution of open commodity futures and forward contracts with a fair value of $1,349,230. Avant Master was formed in order to permit accounts managed now or in the future by Avant using the Diversified Program, a proprietary, systematic trading program, to invest together in one trading vehicle. The Partnership fully redeemed its investment in Avant Master on April 30, 2010 for cash equal to $12,280,606.

Emerging CTA Portfolio L.P.
Notes to Financial Statements
June 30, 2010
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

The General Partner is not aware of any material changes to any of the trading programs discussed above during the fiscal quarter ended June 30, 2010.

Altis Master’s, Sasco Master’s and Waypoint Master’s (the “Funds”) trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. The Funds engage in such trading through commodity brokerage accounts maintained with CGM.

A limited partner may withdraw all or part of their capital contribution and undistributed profits, if any, from the Funds in multiples of the net asset value per unit as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the General Partner at least 3 days in advance of the Redemption Date. The units are classified as a liability when the limited partner elects to redeem and informs the Funds.

Management, administrative and incentive fees are charged at the Partnership level. All exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively the “clearing fees”) are borne by the Partnership and through its investment in the Funds. All other fees, including CGM’s direct brokerage fees are charged at the Partnership level.

At June 30, 2010 and December 31, 2009, the Partnership owned approximately 32.9% and 33.6%, respectively, of Altis Master. At December 31, 2009, the Partnership owned approximately 100% of Avant Master. At June 30, 2010 and December 31, 2009, the Partnership owned approximately 64.8% and 65.1% of Sasco Master, respectively. At June 30, 2010, the Partnership owned approximately 70.9% of Waypoint Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same and the redemption rights are not affected.

Summarized information reflecting the Total Assets, Liabilities and Capital of the Funds are shown in the following tables.

	June 30, 2010
	Total Assets	Total Liabilities	Total Capital
Altis Master	$71,337,811	$827,700	$70,510,111
Sasco Master	44,408,265	6,944,923	37,463,342
Waypoint Master	42,741,064	24,400	42,716,664

Total	$158,487,140	$7,797,023	$150,690,117

	December 31, 2009
	Total Assets	Total Liabilities	Total Capital
Altis Master	$84,341,762	$34,004	$84,307,758
Avant Master	13,259,355	1,759,171	11,500,184
Sasco Master	37,621,540	716,206	36,905,334

Total	$135,222,657	$2,509,381	$132,713,276

Emerging CTA Portfolio L.P.
Notes to Financial Statements
June 30, 2010
(Unaudited)
     Summarized information reflecting the net gain (loss) from trading, total income (loss) and net income (loss) for the Funds are shown in the following tables.

	For the three months ended June 30, 2010
	Gain (Loss) from	Total Income	Net Income
	Trading, net	(Loss)	(Loss)
Altis Master	$(6,238,080)	$(6,216,345)	$(6,318,318)
Avant Master	444,954	446,366	423,318
Sasco Master	(772,096)	(760,354)	(1,100,094)
Waypoint Master	5,344,480	5,356,042	5,296,789

Total	$(1,220,742)	$(1,174,291)	$(1,698,305)

	For the six months ended June 30, 2010
	Gain (Loss) from	Total Income	Net Income
	Trading, net	(Loss)	(Loss)
Altis Master	$(4,102,014)	$(4,069,053)	$(4,221,277)
Avant Master	1,063,684	1,066,892	1,018,521
Sasco Master	2,140,632	2,157,989	1,572,053
Waypoint Master	5,917,533	5,932,402	5,858,344

Total	$5,019,835	$5,088,230	$4,227,641

	For the three months ended June 30, 2009
	Gain (Loss) from	Total Income	Net Income
	Trading, net	(Loss)	(Loss)
Altis Master	$(196,381)	$(176,906)	$(209,227)
Avant Master	744,282	748,985	726,751
Sasco Master	3,626,560	3,632,019	3,371,687

Total	$4,174,461	$4,204,098	$3,889,211

	For the six months ended June 30, 2009
	Gain (Loss) from	Total Income	Net Income
	Trading, net	(Loss)	(Loss)
Altis Master	$(5,030,541)	$(4,990,039)	$(5,072,429)
Avant Master	1,352,778	1,365,172	1,314,430
Sasco Master	3,626,560	3,632,019	3,371,687

Total	$(51,203)	$7,152	$(386,312)

Emerging CTA Portfolio L.P.
Notes to Financial Statements
June 30, 2010
(Unaudited)

Summarized information reflecting the Partnership’s investments in, and the operations of, the Funds are as shown in the following tables.

	June 30, 2010		For the three months ended June 30, 2010
	% of			Expenses
	Partnership’s			Brokerage		Net Income	Investment	Redemption
	Net Assets	Fair Value	Income (Loss)	Fees	Other	(Loss)	Objective	Permitted
Altis Master	13.95%	$23,164,941	$(2,033,754)	$12,466	$20,725	$(2,066,945)	Commodity Portfolio	Monthly
Avant Master	—	—	446,366	15,098	7,950	423,318	Energy Markets	Monthly
Sasco Master	14.62%	24,277,510	(492,523)	102,363	118,069	(712,955)	Energy Markets	Monthly
Waypoint Master	18.25%	30,305,246	3,798,468	29,111	12,906	3,756,451	Commodity Portfolio	Monthly

Total		$77,747,697	$1,718,557	$159,038	$159,650	$1,399,869

	June 30, 2010		For the six months ended June 30, 2010
	% of			Expenses
	Partnership’s			Brokerage		Net Income	Investment	Redemption
	Net Assets	Fair Value	Income (Loss)	Fees	Other	(Loss)	Objective	Permitted
Altis Master	13.95%	$23,164,941	$(1,301,292)	$25,454	$24,794	$(1,351,540)	Commodity Portfolio	Monthly
Avant Master	—	—	1,066,892	20,335	28,036	1,018,521	Energy Markets	Monthly
Sasco Master	14.62%	24,277,510	1,401,735	179,520	200,792	1,021,423	Energy Markets	Monthly
Waypoint Master	18.25%	30,305,246	4,206,981	35,208	17,299	4,154,474	Commodity Portfolio	Monthly

Total		$77,747,697	$5,374,316	$260,517	$270,921	$4,842,878

	December 31, 2009		For the three months ended June 30, 2009
	% of			Expenses
	Partnership’s			Brokerage		Net Income	Investment	Redemption
	Net Assets	Fair Value	Income (Loss)	Fees	Other	(Loss)	Objective	Permitted
Altis Master	17.00%	$28,338,180	$(57,924)	$6,637	$4,375	$(68,936)	Commodity Portfolio	Monthly
Avant Master	6.90%	11,500,341	682,233	10,610	10,144	661,479	Energy Markets	Monthly
Sasco Master	14.41%	24,030,338	1,009,871	121,060	40,115	848,696	Energy Markets	Monthly

Total		$63,868,859	$1,634,180	$138,307	$54,634	$1,441,239

	December 31, 2009		For the six months ended June 30, 2009
	% of			Expenses
	Partnership’s			Brokerage		Net Income	Investment	Redemption
	Net Assets	Fair Value	Income (Loss)	Fees	Other	(Loss)	Objective	Permitted
Altis Master	17.00%	$28,338,180	$(1,802,523)	$21,062	$8,203	$(1,831,788)	Commodity Portfolio	Monthly
Avant Master	6.90%	11,500,341	953,575	21,977	16,592	915,006	Energy Markets	Monthly
Sasco Master	14.41%	24,030,338	1,009,871	121,060	40,115	848,696	Energy Markets	Monthly

Total		$63,868,859	$160,923	$164,099	$64,910	$(68,086)

Emerging CTA Portfolio L.P.
Notes to Financial Statements
June 30, 2010
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
June 30, 2010
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
     The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. As of and for the periods ended June 30, 2010 and December 31, 2009, the Partnership and the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
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

Emerging CTA Portfolio L.P.
Notes to Financial Statements
June 30, 2010
(Unaudited)
     London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Partnership and the Funds are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. A contract is considered offset when all long positions have been matched with short positions. When the contract is closed at the prompt date, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Realized gains (losses) and changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses and Changes in Partner’s Capital.
     Options. The Partnership/Funds may purchase and write (sell) both exchange listed and OTC, options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Partnership/Funds write an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Partnership/Funds purchase an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Realized gains (losses) and changes in unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses and Changes in Partner’s Capital.
     Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses.
     ASC 740 Income Taxes provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that no provision for income tax is required in the Partnership’s financial statements.
     The following is the major tax jurisdiction for the Partnership and the earliest tax year subject to examination: United States — 2006.
     Subsequent Events. In 2009, the Partnership adopted ASC 855, Subsequent Events. The objective of ASC 855 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are filed. Management has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.
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
     In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (“ASU 2010-09”), “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” which among other things amended ASC 855 to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between ASC 855 and the SEC’s requirements. All of the amendments in this update were effective upon issuance of this update. Management has included the provisions of these amendments in the financial statements.
     Net Income (Loss) per Redeemable Unit.  Net income (loss) per Redeemable Unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights”.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in Partnerships (ii) equity in trading account, consisting of cash, net unrealized appreciation on open futures contracts and net unrealized appreciation on open forward contracts and (iii) interest receivables. Because of the low margin deposits normally required in futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments and investment in other partnerships. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2010.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, additions, redemptions of Redeemable Units and distributions of profits, if any.
     For the six months ended June 30, 2010, Partnership capital decreased 0.4% from $166,705,672 to $166,072,237. This decrease was attributable to a net loss from operations of $4,310,084 coupled with redemption of 11,460.8680 Redeemable Units resulting in an outflow of $15,761,351, which was partially offset by the additional sales of 14,047.0957 Redeemable Units totaling $19,438,000. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.
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
     The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in partnerships (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in partnerships reflects its proportional interest in the partnerships. As of and for the periods ended June 30, 2010 and December 31,2009, the Partnership and the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
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
     London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Partnership and the Funds are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. A contract is considered offset when all long positions have been matched with short positions. When the contract is closed at the prompt date, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Realized gains (losses) and changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses and Changes in Partner’s Capital.
     Options. The Partnership/Funds may purchase and write (sell) both exchange listed and over-the-counter, options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Partnership/Funds write an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Partnership/Funds purchase an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Realized gains (losses) and changes in unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses and Changes in Partner’s Capital.

Results of Operations
During the Partnership’s second quarter of 2010, the net asset value per Redeemable Unit decreased 2.7% from $1,409.41 to $1,371.12 as compared to a decrease of 0.5% in the second quarter of 2009. The Partnership experienced a net trading loss before brokerage fees and related fees in the second quarter of 2010 of $1,719,221. Losses were primarily attributable to the Partnership/Funds’ trading of commodity futures in currencies, energy, grains, livestock, metals, softs and indices and were partially offset by gains in U.S. and non-U.S. interest rates. The Partnership experienced a net trading gain before brokerage fees and related fees in the second quarter of 2009 of $2,678,236. Gains were primarily attributed to the trading in currencies, energy, grains, non-U.S. interest rates, livestock, and softs and were partially offset by losses in U.S. interest rates, metals, indices and lumber.
Equity markets sold off sharply during the second quarter of 2010, as the global economic recovery decelerated and investors began to worry about a ”double dip” recession. In Europe, the global credit crisis continued to morph into a sovereign debt crisis, placing significant constraints on governments’ ability to maintain unprecedented deficit spending programs. Losses were accumulated for the quarter as sharp price reversals in energy, equity indices, currencies and agricultural markets proved difficult for trading.
The second quarter macro environment was marked by two strong opposing forces that created volatile markets for many assets. Strong cyclical data supported the global recovery and growth story, while significant structural problems, primarily in Europe but also affecting most other developed economies weighed on sentiment. Within the global stock index sector, prices of U.S., European, and Pacific Rim equity index futures trended lower on growing concerns that Greece’s government debt crisis might spread throughout Europe, resulting in losses for the sector. Losses were also accumulated from trading Japanese Yen and Australian Dollar. In Japanese Yen, losses were attributed to an unexpected appreciation in the currency on a strong economic report that marked the economy’s fourth quarterly gain. On the other hand, the Australian Dollar dropped to a 10-month low in May as equities and commodities slumped on concern that Europe’s debt crisis will slow global growth. In soft commodities, losses were recorded primarily in trading cotton and coffee. Cotton prices experienced sharp reversals as a result of a tug-of-war between lower supplies from India, the world’s largest grower behind China, and lowered world demand as a result of the weak global economy. In coffee, prices unexpectedly jumped in June on concerns that global supplies may lag behind demand and as a weaker dollar lifted demand for commodities. A portion of these losses was offset by gains earned in interest rates as prices moved higher on flight to quality buying.
During the Partnership’s six months ended June 30, 2010 the net asset value per Redeemable Unit decreased 2.5% from $1,406.38 to $1,371.12 as compared to a decrease of 4.0% for the six months ended June 30, 2009. The Partnership experienced a net trading gain before brokerage fees and related fees in the six months ended June 30, 2010 of $1,640,616. Gains were primarily attributable to the Partnership/Funds’ trading of commodity futures in energy, U.S. and non-U.S. interest rates and were partially offset by losses in currencies, grains, livestock, metals, softs and indices. The Partnership experienced a net trading loss before brokerage fees and related fees in the six months ended June 30, 2009 of $520,087. Losses were primarily attributed to the trading in currencies, U.S. and non-U.S. interest rates, metals and softs and were partially offset by gains in energy, grains, livestock, indices and lumber.
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

Interest income is earned on 100% of the Partnership’s average daily equity maintained in cash in its (or the Partnership’s allocable portion of a Fund’s) account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. Alternatively, CGM may place up to all of the Partnership’s or a Fund’s assets in 90-day U.S. Treasury bills and pay the Partnership 100% of the interest earned (or its allocable share thereof) on U.S. Treasury bills purchased for the Partnership. Interest income for the three months ended June 30, 2010 increased by $10,583 and for the six months ended June 30, 2010 decreased by $11,209, as compared to the corresponding periods in 2009. The increase in interest income is due to higher U.S. Treasury bill rates during the three months ended June 30, 2010 as compared to the corresponding periods in 2009. The decrease in interest income is due to lower U.S. Treasury bill rates during the six months ended June 30, 2010 as compared to the corresponding periods in 2009. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership and the Funds depends on the average daily equity in the Partnership’s/Fund’s account and upon interest rates over which neither the Partnership and the Funds nor CGM has control.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Brokerage fees for the three and six months ended June 30, 2010 increased by $40,634 and $2,425, respectively, as compared to the corresponding periods in 2009. The increase in brokerage and fees is due to higher average net assets during the three and six months ended June 30, 2010 as compared to the corresponding periods in 2009.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Management fees for the three and six months ended June 30, 2010 increased by $20,969 and $16,579, respectively, as compared to the corresponding periods in 2009. The increase in management fees is due to higher average net assets during the three and six months ended June 30, 2010 as compared to the corresponding periods in 2009.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Administrative fees for the three and six months ended June 30, 2010 increased by $5,766 and $4,668, respectively, as compared to the corresponding periods in 2009. The increase in administrative fees is due to higher average net assets during the three and six months ended June 30, 2010 as compared to the corresponding periods in 2009.

Incentive fees paid by the Partnership to the Advisors are based on the new trading profits generated by each Advisor at the end of the quarter, as defined in the management agreements among the Partnership, the General Partner and each Advisor. Trading performance for the three months ended June 30, 2010 resulted in an incentive fee reversal of ($67,482). Trading performance for the six months ended June 30, 2010 resulted in incentive fees of $48,096. Trading performance for the three and six months ended June 30, 2009, resulted in incentive fees of $614,533 and $914,653.
     In allocating the assets of the Partnership among the Advisors, the General Partner conducts proprietary research and considers the background of the advisor’s principals, as well as the advisor’s trading styles, strategies and markets traded, expected volatility, trading results (to the extent available) and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

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

     Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. Some of the Partnership’s Advisors currently trade the Partnership’s assets indirectly in master fund managed accounts over which they have been granted limited authority to make trading decisions. Other Advisors directly trade managed accounts in the Partnership’s name. The first trading Value at Risk table reflects the market sensitive instruments held by the Partnership directly and through its investments in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e., in the managed accounts in the Partnership’s name) and indirectly by each Fund separately.
     The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2010. As of June 30, 2010, the Partnership’s total capitalization was $166,072,237.

June 30, 2010
(Unaudited)

		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$2,876,511	1.73%
Energy	8,750,960	5.27%
Grains	576,770	0.35%
Interest Rates U.S.	1,335,433	0.80%
Interest Rates Non-U.S.	2,911,962	1.75%
Livestock	121,702	0.07%
Lumber	3,257	0.00%*
Metals	926,635	0.56%
Softs	391,830	0.24%
Indices	1,854,623	1.12%

Total	$19,749,683	11.89%

*	Due to rounding
The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments in the Funds by market category as of June 30, 2010 and the highest, lowest and average value during the three months ended June 30, 2010. All open contracts trading risk exposures have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009.
As of June 30, 2010, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

June 30, 2010
(Unaudited)

			Three months ended June 30, 2010
	Value at	% of Total	High	Low	Average Value
Market Sector	Risk	Capital	Value at Risk	Value at Risk	at Risk*

Currencies	$1,620,748	0.97%	$3,886,751	$1,620,748	$2,408,614
Energy	575,457	0.34%	1,283,311	440,556	649,825
Grains	359,592	0.22%	694,712	220,523	392,467
Interest Rates U.S.	727,710	0.44%	909,360	309,712	596,675
Interest Rates Non-U.S.	1,486,372	0.89%	1,486,372	1,095,635	1,280,952
Livestock	100,500	0.06%	132,500	32,850	76,083
Metals	476,227	0.29%	849,409	435,388	509,426
Softs	261,035	0.16%	539,702	192,635	383,333
Indices	993,290	0.60%	2,979,873	993,290	1,726,730

Total	$6,600,931	3.97%

*	Average of month-end Values at Risk.

As of June 30, 2010, Altis Master’s total capital was $70,510,111. The Partnership owned approximately 32.9% of Altis Master. As of June 30, 2010, the Altis Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Altis for trading) was as follows:

June 30, 2010
(Unaudited)

			Three months ended June 30, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capital	Value at Risk	Value at Risk	Value at Risk*

Currencies	$2,414,670	3.43%	$3,215,808	$466,547	$2,318,326
Energy	417,779	0.59%	944,809	354,534	677,884
Grains	416,491	0.59%	502,484	279,916	384,678
Interest Rates U.S.	971,600	1.38%	972,350	252,188	657,183
Interest Rates Non -U.S.	1,565,394	2.22%	1,773,721	740,034	1,383,968
Livestock	64,445	0.09%	120,100	27,107	62,577
Lumber	9,900	0.01%	22,000	1,100	9,533
Metals	1,231,606	1.75%	1,742,043	1,016,632	1,160,603
Softs	397,553	0.56%	488,952	199,670	349,970
Indices	2,373,690	3.37%	7,740,340	564,742	3,033,893

Total	$9,863,128	13.99%

*	Average of month-end Values at Risk.

As of June 30, 2010, Sasco Master’s total capital was $37,463,342. The Partnership owned approximately 64.8% of Sasco Master. As of June 30, 2010, the Sasco Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Sasco for trading) was as follows:

June 30, 2010
(Unaudited)

			Three months ended June 30, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*

Energy	$12,404,404	33.11%	$14,724,184	$10,763,390	$13,080,215

Totals	$12,404,404	33.11%

*	Average of month-end Values at Risk.
As of June 30, 2010, Waypoint Master’s total capitalization was $42,716,664. The Partnership owned approximately 70.9% of Waypoint Master. As of June 30, 2010, the Waypoint Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Waypoint for trading) was as follows:
June 30, 2010
(Unaudited)
			Three months ended June 30, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$650,686	1.52%	$11,817,974	$650,686	$4,383,389
Grains	113,050	0.26%	154,000	31,000	124,950
Interest Rates U.S.	406,300	0.95%	938,850	47,200	601,500
Interest Rates Non -U.S.	1,284,310	3.01%	2,212,691	104,489	723,505
Metals	63,765	0.15%	216,426	31,500	123,963
Indices	113,383	0.27%	113,383	100,993	107,856

Total	$2,631,494	6.16%

*	Average of month-end Values at Risk.

Item 4.	Controls and Procedures

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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2010 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no material changes to the discussion set forth under Part I, Item 3. “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as updated by the Partership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

Item 1A.	Risk Factors

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report ended March 31, 2010 except that the following disclosure supersedes the risk factor set forth therein titled, “Regulatory changes could restrict the Partnership’s operations”.
Regulatory changes could restrict the Partnership’s operations.

Regulatory changes could adversely affect the Partnership by restricting its trading activities and/or increasing the costs or taxes to which the investors are subject. On July 21, 2010, the President signed into law major financial services reform legislation in the form of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”). Among other things, the Act grants the CFTC and SEC broad rulemaking authority to implement various provisions of the Act including comprehensive regulation of the OTC derivatives market. The implementation of the Act could adversely affect the Partnership by increasing transaction and/or regulatory compliance costs. In addition, greater regulatory scrutiny may increase the Partnership’s and the General Partner’s exposure to potential liabilities. Increased regulatory oversight can also impose administrative burdens on the General Partner, including, without limitation, responding to investigations and implementing new policies and procedures. As a result, the General Partner’s time, attention and resources may be diverted from portfolio management activities. Other potentially adverse regulatory initiatives could develop suddenly and without notice.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended June 30, 2010 there were additional sales to Limited Partners of 4,859.4974 Redeemable Units totaling $6,820,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options, forwards and swap contracts.

The Redeemable Units were purchased by accredited investors as defined in Regulation D. The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
			(c) Total Number of	(or Approximate
			Redeemable	Dollar Value) of
		(b) Average	Units Purchased	Redeemable Units
	(a) Total Number of	Price Paid per	as Part of	that May Yet Be
	Redeemable	Redeemable	Publicly Announced	Purchased Under the
Period	Units Purchased*	Unit**	Plans or Programs	Plans or Programs
April 1, 2010 – April 30, 2010	2,011.4689	$1,402.21	N/A	N/A
May 1, 2010 – May 31, 2010	914.4407	$1,399.87	N/A	N/A
June 1, 2010 – June 30, 2010	1,124.4996	$1,371.12	N/A	N/A
Total	4,050.4092	$1,393.05

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

Item 3.	Defaults Upon Senior Securities. None.

Item 4.	[Removed and Reserved].

Item 5.	Other Information. None.

Item 6.	Exhibits

3.1(a)	Certificate of Limited Partnership dated June 30, 2003 (filed as Exhibit 3.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(b)	Certificate of Amendment of the Certificate of Limited Partnership dated September 21, 2005 (filed as Exhibit 3.1(a) to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(c)	Certificate of Amendment of the Certificate of Limited Partnership dated September 19, 2008 (filed as Exhibit 3.1(c) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(d)	Certificate of Amendment of the Certificate of Limited Partnership dated September 28, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(e)	Certificate of Amendment of the Certificate of Limited Partnership dated June 30, 2010 (filed as Exhibit 3.1(e) to the Current Report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

3.2	Limited Partnership Agreement (filed as Exhibit 3.2 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

10.1(a)	Management Agreement among the Partnership, the General Partner and Altis (filed as Exhibit 10.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(b)	Letter from the General Partner to Altis extending the Management Agreement from June 30, 2009 to June 30, 2010 (filed as Exhibit 10.1(b) on Form 10-K filed on March 31, 2010 and incorporated herein by reference).

10.2(a)	Management Agreement among the Partnership, the General Partner and Fall River Capital LLC (filed as Exhibit 10.2 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(b)	Letter from the General Partner to Fall River Capital LLC extending the Management Agreement from June 30, 2009 to June 30, 2010 (filed as Exhibit 10.2(b) on Form 10-K filed on March 31, 2010 and incorporated herein by reference).

10.3(a)	Management Agreement among the Partnership, the General Partner and Waypoint Capital Management LLC (filed as Exhibit 10.4 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(b)	Letter from the General Partner to Waypoint Capital Management LLC extending the Management Agreement from June 30, 2009 to June 30, 2010 (filed as Exhibit 10.3(b) on Form 10-K filed on March 31, 2010 and incorporated herein by reference).

10.4(a)	Management Agreement among the Partnership, the General Partner and Xplor Capital Management, LLC (filed as Exhibit 10.5 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(b)	Letter from the General Partner to Xplor Capital Management, LLC extending the Management Agreement from June 30, 2009 to June 30, 2010 (filed as Exhibit 10.4(b) on Form 10-K filed on March 31, 2010 and incorporated herein by reference).

10.5(a)	Management Agreement among the Partnership the General Partner and Avant (filed as Exhibit 10.6 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(b)	Letter from the General Partner to Avant extending the Management Agreement from June 30, 2009 to June 30, 2010 (filed as Exhibit 10.5(b) on Form 10-K filed on March 31, 2010 and incorporated herein by reference).

10.6(a)	Management Agreement among the Partnership, the General Partner and Cantab Capital Partners LLP (filed as Exhibit 10.7 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(b)	Letter from the General Partner to Cantab Capital Partners LLP extending the Management Agreement from June 30, 2009 to June 30, 2010 (filed as Exhibit 10.6(b) on Form 10-K filed on March 31, 2010 and incorporated herein by reference).

10.7	Customer Agreement between the Partnership, the General Partner and CGM (filed as Exhibit 10.9 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

10.8	Amended and Restated Agency Agreement between the Partnership, the General Partner, CGM and MSSB (filed as Exhibit 10.8 to the Current Report on Form 8-K filed on August 4, 2010 and incorporated herein by reference).

10.9	Form of Subscription Agreement (filed as Exhibit 10.11 to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.10 (a)	Management Agreement among the Partnership, the General Partner and Sasco (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 21, 2009 and incorporated herein by reference).

(b)	Letter from the General Partner to Sasco extending the Management Agreement from June 30, 2009 to June 30, 2010 (filed as Exhibit 10.10(b) on Form 10-K filed on March 31, 2010 and incorporated herein by reference).

10.11	Joinder Agreement among the Partnership, the General Partner, CGM and MSSB (filed as Exhibit 10 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 filed on August 14, 2009 and incorporated herein by reference).

10.12	Management Agreement among the Partnership, the General Partner and PGR Capital LLP (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 5, 2009 and incorporated herein by reference).

10.13	Management Agreement among the Partnership, the General Partner and Blackwater Capital Management LLC (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 28, 2010 and incorporated herein by reference).

10.14	Management Agreement among the Partnership, the General Partner and J E Moody & Company LLC (filed as Exhibit 10.14 on Form 10-K filed on March 31, 2010 and incorporated herein by reference).

10.15	Management Agreement among the Partnership, the General Partner and Cirrus Capital Management LLC (filed as Exhibit 10.1 on Form 8-K filed on May 5, 2010 and incorporated herein by reference).
The exhibits required to be filed by Item 601 of regulation S-K are incorporated herein by reference

(a)	31.1 — Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director)

31.2— Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer, Secretary and Director)

32.1— Section 1350 Certification (Certification of President and Director)

32.2— Section 1350 Certification (Certification of Chief Financial Officer, Secretary and Director)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMERGING CTA PORTFOLIO L.P.

By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Walter Davis Walter Davis President and Director

Date:	August 16, 2010

By:	/s/ Jennifer Magro Jennifer Magro Chief Financial Officer, Secretary and Director (Principal Accounting Officer)

Date:	August 16, 2010