Form 10-Q
period 2010-09-30
EMERGING CTA PORTFOLIO LP
filed 2010-11-12
CIK 1269190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Yes    No X

As of October 31, 2010, 119,437.0006 Limited Partnership Redeemable Units were outstanding.

EMERGING CTA PORTFOLIO L.P.

FORM 10-Q

INDEX

		Page
		Number

PART I - Financial Information:
Item 1.	Financial Statements:
	Statements of Financial Condition at September 30, 2010 (unaudited) and December 31, 2009	3
	Condensed Schedules of Investments at September 30, 2010 (unaudited) and December 31, 2009	4 – 5
	Statements of Income and Expenses and Changes in Partners’ Capital for the three and nine months ended September 30, 2010 and 2009 (unaudited)	6
	Notes to Financial Statements (unaudited)	7 – 19
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20 – 23
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24 – 26
Item 4.	Controls and Procedures	27
PART II - Other Information		28 – 31
Exhibits
Ex. 31.1 Certification
Ex. 31.2 Certification
Ex. 32.1 Certification
Ex. 32.2 Certification
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I

Item 1. Financial Statements

Emerging CTA Portfolio L.P.
Statements of Financial Condition

	(Unaudited) September 30,	December 31,
	2010	2009
Assets:
Investment in Funds, at fair value	$77,667,860	$63,868,859
Equity in trading account:
Cash	83,561,579	94,883,891
Cash margin	14,694,859	11,750,313
Net unrealized appreciation on open futures contracts	2,464,845	744,126
Net unrealized appreciation on open forward contracts	1,050,226	—

	179,439,369	171,247,189
Interest receivable	8,917	1,454

Total assets	$179,448,286	$171,248,643

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$—	$1,025,915
Accrued expenses:
Brokerage fees	523,391	496,483
Management fees	298,070	282,773
Administrative fees	74,517	70,693
Incentive fees	379,499	42,297
Other	83,005	62,730
Redemptions payable	2,113,012	2,562,080

Total liabilities	3,471,494	4,542,971

Partners’ Capital:
General Partner, 1,302.6036 unit equivalents outstanding at September 30, 2010 and December 31, 2009	1,889,700	1,831,956
Limited Partners, 120,001.0420 and 117,232.3714 Redeemable Units outstanding at September 30, 2010 and December 31, 2009, respectively	174,087,092	164,873,716

Total partners’ capital	175,976,792	166,705,672

Total liabilities and partners’ capital	$179,448,286	$171,248,643

Net asset value per unit	$1,450.71	$1,406.38

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.
Condensed Schedule of Investments
September 30, 2010
(Unaudited)

	Notional ($)/
	Number of		% of Partners'
	Contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	589	$810,848	0.46%
Energy	364	1,017,684	0.58
Grains	503	533,372	0.30
Indices	637	210,145	0.12
Interest Rates U.S.	1,971	540,088	0.31
Interest Rates Non-U.S.	2,015	231,520	0.13
Livestock	188	(45,130)	(0.02)
Metals	108	745,681	0.42
Softs	201	174,925	0.10

Total futures contracts purchased		4,219,133	2.40

Futures Contracts Sold
Currencies	158	(226,896)	(0.13)
Energy	552	(1,178,310)	(0.67)
Grains	323	(287,116)	(0.16)
Indices	99	48,290	0.03
Interest Rates Non-U.S.	172	45,077	0.02
Livestock	136	23,760	0.01
Metals	40	(136,722)	(0.08)
Softs	106	(42,371)	(0.02)

Total futures contracts sold		(1,754,288)	(1.00)

Unrealized Appreciation on Open Forward Contracts
Currencies	$135,692,182	3,872,138	2.20
Metals	351	2,100,552	1.19

Total unrealized appreciation on open forward contracts		5,972,690	3.39

Unrealized Depreciation on Open Forward Contracts
Currencies	$108,289,374	(2,747,197)	(1.56)
Metals	285	(2,175,267)	(1.24)

Total unrealized depreciation on open forward contracts		(4,922,464)	(2.80)

Investment in Funds
CMF Altis Partners Master Fund L.P.		24,414,560	13.87
CMF Sasco Master Fund L.P.		25,860,376	14.70
Waypoint Master Fund L.P.		27,392,924	15.57

Total investment in Funds		77,667,860	44.14

Total fair value		$81,182,931	46.13%

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.
Condensed Schedule of Investments
December 31, 2009

	Notional ($)/
	Number of		% of Partners’
	Contracts	Fair Value	Capital

Futures Contracts Purchased
Currencies	559	$(127,478)	(0.08)%
Energy	190	436,615	0.26
Grains	152	30,308	0.02
Indices	560	639,897	0.38
Interest Rates U.S.	930	(277,236)	(0.17)
Interest Rates Non-U.S.	1,027	(103,653)	(0.06)
Livestock	22	(3,650)	(0.00)*
Metals	91	42,022	0.03
Softs	194	253,960	0.15

Total futures contracts purchased		890,785	0.53

Futures Contracts Sold
Currencies	119	110,339	0.07
Energy	89	(372,022)	(0.22)
Grains	285	(208,494)	(0.13)
Indices	102	(60,061)	(0.03)
Interest Rates U.S.	353	224,031	0.13
Interest Rates Non-U.S.	406	122,499	0.07
Livestock	31	(840)	(0.00)*
Metals	12	31,850	0.02
Softs	28	6,039	0.00 *

Total futures contracts sold		(146,659)	(0.09)

Unrealized Appreciation on Open Forward Contracts
Currencies	$36,468,535	495,276	0.30
Metals	271	1,901,753	1.14

Total unrealized appreciation on open forward contracts		2,397,029	1.44

Unrealized Depreciation on Open Forward Contracts
Currencies	$74,168,842	(1,420,713)	(0.85)
Metals	273	(2,002,231)	(1.20)

Total unrealized depreciation on open forward contracts		(3,422,944)	(2.05)

Investment in Funds
CMF Altis Partners Master Fund L.P.		28,338,180	17.00
CMF Avant Master Fund L.P.		11,500,341	6.90
CMF Sasco Master Fund L.P.		24,030,338	14.41

Total investment in Funds		63,868,859	38.31

Total fair value		$63,587,070	38.14%

* Due to rounding.

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Income:
Net gains (losses) on trading of commodity interests and investment in Funds:
Net realized gains (losses) on closed contracts	$4,444,072	$251,779	$121,036	$2,662,216
Net realized gains (losses) on investment in Funds	(9,000,276)	(1,070,340)	(654,068)	(2,748,038)
Change in net unrealized gains (losses) on open contracts	3,170,041	3,629,903	3,796,860	567,175
Change in net unrealized gains (losses) on investment in Funds	14,528,265	2,723,369	11,518,890	5,858,998

Gain (loss) from trading, net	13,142,102	5,534,711	14,782,718	6,340,351
Interest income	31,506	27,897	72,153	88,517
Interest income from investment in Funds	26,051	17,696	63,534	46,415

Total income (loss)	13,199,659	5,580,304	14,918,405	6,475,283

Expenses:
Brokerage fees including clearing fees	1,794,564	1,705,962	5,275,823	5,184,796
Management fees	870,478	837,357	2,555,129	2,505,429
Administrative fees	217,616	209,339	639,301	626,356
Incentive fees	368,580	350,293	416,676	1,264,946
Other	131,690	109,248	524,829	362,754

Total expenses	3,382,928	3,212,199	9,411,758	9,944,281

Net income (loss)	9,816,731	2,368,105	5,506,647	(3,468,998)
Additions — Limited Partners	6,508,000	8,047,000	25,946,000	32,046,273
Proceeds from Limited Partners redemption fees	—	16,213	—	238,562
Redemptions — Limited Partners	(6,420,176)	(6,809,795)	(22,181,527)	(29,812,227)

Net increase (decrease) in Partners’ Capital	9,904,555	3,621,523	9,271,120	(996,390)
Partners’ Capital, beginning of period	166,072,237	162,627,876	166,705,672	167,245,789

Partners’ Capital, end of period	$175,976,792	$166,249,399	$175,976,792'	$166,249,399

Net asset value per unit (121,303.6456 and 113,384.9948 units outstanding at September 30, 2010 and 2009, respectively)	$1,450.71	$1,466.24	$1,450.71	$1,466.24

Net income (loss) per Redeemable Unit and General Partner unit equivalents	$79.59	$20.55	$44.33	$(42.27)

Weighted average units outstanding	122,675.0654	114,669.0768	122,028.3974	114,401.5556

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.
Notes to Financial Statements
September 30, 2010
(Unaudited)

1.	General:

Emerging CTA Portfolio L.P. (the “Partnership”) is a limited partnership that was organized on July 7, 2003 under the partnership laws of the State of New York. The objective of the Partnership is to achieve capital appreciation through the allocation of assets to a “blind pool” of early-stage commodity trading advisors which engage, directly and indirectly, in speculative trading of a diversified portfolio of commodity interests, including futures contracts, options and forward contracts. The Partnership may also enter into swap and other derivative transactions with the approval of the General Partner (defined below). The sectors traded include currencies, livestock, energy, grains, metals, indices, softs, and U.S. and non-U.S. interest rates. The Partnership and the Funds, (as defined in Note 5 “Investment in Funds”) may trade futures, forward and option contracts of any kind. The commodity interests that are traded by the Partnership and the Funds are volatile and involve a high degree of market risk.

Between December 1, 2003 (commencement of the offering period) and August 5, 2004, 20,872 redeemable units of limited partnership interest (“Redeemable Units”) were sold at $1,000 per Redeemable Unit. The proceeds of the initial offering were held in an escrow account until August 6, 2004, at which time they were remitted to the Partnership for trading. The Partnership privately and continuously offers up to 300,000 Redeemable Units to qualified investors.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”), a registered non-clearing futures commission merchant and a member of the National Futures Association (“NFA”). Morgan Stanley, indirectly through various subsidiaries, owns a majority interest in MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership, owns a minority interest in MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.

As of September 30, 2010, all trading decisions are made for the Partnership by its ten trading advisors (the “Advisors”) either directly, through individually managed accounts, or indirectly, through investments in other collective investment vehicles. As indicated above, the Partnership allocates its assets to a “blind pool” of trading advisors which refers to the fact that detailed information about the advisors, such as their backgrounds, individual trading strategies and past performance records has not been, and is not expected to be, provided to investors. The General Partner has chosen not to disclose such information because, among other reasons, the advisors engaged to trade on behalf of the Partnership may have little or no performance histories and the mix of advisors may change frequently as new advisors are identified and others progress beyond the “emerging” stage. The Advisors are not affiliated with one another, are not affiliated with the General Partner or CGM and are not responsible for the organization or operation of the Partnership.

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at September 30, 2010 and December 31, 2009, and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2010 and 2009. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2009.

The General Partner and each limited partner of the Partnership (each a “Limited Partner”) share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no Limited Partner shall be liable for obligations of the Partnership in excess of such Limited Partner’s capital contribution and profits, if any, net of distributions.

The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Partnership’s Statements of Financial Condition through the date the financial statements were filed. As a result, actual results could differ from these estimates.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Emerging CTA Portfolio L.P.
Notes to Financial Statements
September 30, 2010
(Unaudited)

2.	Financial Highlights:

Changes in the net asset value per unit for the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net realized and unrealized gains (losses) *	$92.05	$33.29	$77.07	$(1.82)
Interest income	0.47	0.40	1.11	1.19
Expenses **	(12.93)	(13.14)	(33.85)	(41.64)

Increase (decrease) for the period	79.59	20.55	44.33	(42.27)
Proceeds from Limited Partners early redemption fees	—	0.14	—	2.08
Net asset value per unit, beginning of period	1,371.12	1,445.55	1,406.38	1,506.43

Net asset value per unit, end of period	$1,450.71	$1,466.24	$1,450.71	$1,466.24

*	Includes brokerage fees and clearing fees.

**	Excludes brokerage fees and clearing fees.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Ratios to Average Net Assets:***
Net investment income (loss) before incentive fees****	(6.9)%	(6.8)%	(7.1)%	(7.0)%

Operating expenses	7.0%	6.9%	7.2%	7.1%
Incentive fees	0.2%	0.2%	0.2%	0.8%

Total expenses	7.2%	7.1%	7.4%	7.9%

Total return:
Total return before incentive fees	6.0%	1.6%	3.4%	(1.9)%
Incentive fees	(0.2)%	(0.2)%	(0.2)%	(0.8)%

Total return after incentive fees	5.8%	1.4%	3.2%	(2.7)%

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

The customer agreements between the Partnership and CGM and the Funds and CGM gives the Partnership the legal right to net unrealized gains and losses on open futures and forward contracts. The Partnership and the Funds net, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition as the criteria under Accounting Standards Codification (“ASC”) 210, Balance Sheet, has been met.

Emerging CTA Portfolio L.P.
Notes to Financial Statements
September 30, 2010
(Unaudited)

All of the commodity interests owned by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The average number of futures contracts traded directly by the Partnership for the three months ended September 30, 2010 and 2009 based on a monthly calculation, were 8,212 and 7,845, respectively. The average number of futures contracts traded directly by the Partnership for the nine months ended September 30, 2010 and 2009 based on a monthly calculation, were 6,474 and 10,937, respectively. The average number of metals forward contracts traded directly by the Partnership for the three months ended September 30, 2010 and 2009 based on a monthly calculation, were 505 and 529, respectively. The average number of metals forward contracts traded directly by the Partnership for the nine months ended September 30, 2010 and 2009 based on a monthly calculation, were 454 and 576, respectively. There were no energy option contracts traded directly by the Partnership for the three months ended September 30, 2010 and 2009. The average number of energy option contracts traded directly by the Partnership for the nine months ended September 30, 2010 and 2009 based on a monthly calculation, were 3 and 42, respectively. The average notional values of currency forward contracts traded directly by the Partnership for the three months ended September 30, 2010 and 2009 based on a monthly calculation, were $314,828,744 and $357,343,462, respectively. The average notional values of currency forward contracts traded directly by the Partnership for the nine months ended September 30, 2010 and 2009 based on a monthly calculation, were $321,229,653 and $355,686,376, respectively.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions.

The Partnership adopted ASC 815, Derivatives and Hedging, as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on the Statements of Financial Condition or Statements of Income and Expenses and Changes in Partners’ Capital. The following tables indicate the fair values of derivative instruments of futures and forward contracts traded directly by the Partnership as separate assets and liabilities as of September 30, 2010 and December 31, 2009.

September 30, 2010
Assets
Futures Contracts
Currencies	$1,083,552
Energy	1,202,993
Grains	910,351
Indices	443,900
Interest Rates U.S.	559,665
Interest Rates Non-U.S.	616,873
Livestock	59,910
Metals	745,812
Softs	227,161

Total unrealized appreciation on open futures contracts	$5,850,217

Liabilities
Futures Contracts
Currencies	$(499,600)
Energy	(1,363,619)
Grains	(664,095)
Indices	(185,465)
Interest Rates U.S.	(19,577)
Interest Rates Non-U.S.	(340,276)
Livestock	(81,280)
Metals	(136,853)
Softs	(94,607)

Total unrealized depreciation on open futures contracts	$(3,385,372)

Net unrealized appreciation on open futures contracts	$2,464,845 *

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

Emerging CTA Portfolio L.P.
Notes to Financial Statements
September 30, 2010
(Unaudited)

Assets	September 30, 2010
Forward Contracts
Currencies	$3,872,138
Metals	2,100,552

Total unrealized appreciation on open forward contracts	$5,972,690

Liabilities
Forward Contracts
Currencies	$(2,747,197)
Metals	(2,175,267)

Total unrealized depreciation on open forward contracts	$(4,922,464)

Net unrealized appreciation on open forward contracts	$1,050,226 **

**	This amount is in “Net unrealized appreciation on open forward contracts” on the Statements of Financial Condition.

Assets	December 31, 2009

Futures Contracts
Currencies	$454,205
Energy	524,031
Grains	89,903
Indices	698,928
Interest Rates U.S.	312,507
Interest Rates Non-U.S.	320,014
Livestock	7,630
Metals	186,737
Softs	316,766

Total unrealized appreciation on open futures contracts	$2,910,721

Liabilities
Futures Contracts
Currencies	$(471,344)
Energy	(459,438)
Grains	(268,089)
Indices	(119,092)
Interest Rates U.S.	(365,712)
Interest Rates Non-U.S.	(301,168)
Livestock	(12,120)
Metals	(112,865)
Softs	(56,767)

Total unrealized depreciation on open futures contracts	(2,166,595)

Net unrealized appreciation on open futures contracts	$744,126 *

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

Assets
Forward Contracts
Currencies	$495,276
Metals	1,901,753

Total unrealized appreciation on open forward contracts	$2,397,029

Liabilities
Forward Contracts
Currencies	$(1,420,713)
Metals	(2,002,231)

Total unrealized depreciation on open forward contracts	(3,422,944)

Net unrealized depreciation on open forward contracts	$(1,025,915)**

**	This amount is in “Net unrealized depreciation on open forward contracts” on the Statements of Financial Condition.

Emerging CTA Portfolio L.P.
Notes to Financial Statements
September 30, 2010
(Unaudited)
The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Sector	Gain (loss) from trading	Gain (loss) from trading	Gain (loss) from trading	Gain (loss) from trading
Currencies	$2,236,373	$2,767,582	$(875,449)	$3,485,640
Energy	(1,209,775)	(431,284)	(1,694,332)	41,872
Grains	741,098	420,633	752,563	2,029,897
Indices	192,746	(624,054)	(2,894,247)	909,241
Interest Rates U.S.	2,245,280	1,982,623	3,474,989	(51,483)
Interest Rates Non-U.S.	1,560,678	508,558	3,563,460	(1,407,753)
Livestock	(81,853)	61,448	(255,082)	(65,463)
Metals	499,235	(87,215)	702,039	(1,307,071)
Softs	1,430,331	(716,609)	1,143,955	(405,489)

Total	$7,614,113	$3,881,682	$3,917,896	$3,229,391

4.	Fair Value Measurements:

Partnership’s and the Funds’ Investments. All commodity interests held by the Partnership and Funds (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses and Changes in Partners’ Capital.

Partnership’s and the Funds’ Fair Value Measurements. The Partnership and the Funds adopted ASC 820, Fair Value Measurements and Disclosures, as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a framework for measuring fair value and expands disclosures regarding fair value measurements in accordance with GAAP. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership and the Funds did not apply the deferral allowed by ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.

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

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership

Emerging CTA Portfolio L.P.
Notes to Financial Statements
September 30, 2010
(Unaudited)

interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended September 30, 2010 and December 31, 2009, the Partnership and the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable Inputs
	9/30/2010	Assets (Level 1)	(Level 2)	(Level 3)
Assets
Investment in Funds	$77,667,860	$—	$77,667,860	$—
Futures	2,464,845	2,464,845	—	—
Forwards	1,124,941	—	1,124,941	—

Total assets	81,257,646	2,464,845	78,792,801	—

Liabilities
Forwards	$74,715	$74,715	$—	$—

Total liabilities	74,715	74,715	—	—

Total fair value	$81,182,931	$2,390,130	$78,792,801	$—

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable Inputs
	12/31/2009	Assets (Level 1)	(Level 2)	(Level 3)
Assets
Investment in Funds	$63,868,859	$—	$63,868,859	$—
Futures	744,126	744,126	—	—

Total assets	64,612,985	744,126	63,868,859	—

Liabilities
Forwards	$1,025,915	$100,478	$925,437	$—

Total liabilities	1,025,915	100,478	925,437	—

Total fair value	$63,587,070	$643,648	$62,943,422	$—

5. Investment in Funds:

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
September 30, 2010
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

The General Partner is not aware of any material changes to any of the trading programs discussed above during the fiscal quarter ended September 30, 2010.

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

Management, administrative and incentive fees are charged at the Partnership level. All exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively the “clearing fees”) are borne by the Partnership directly and through its investment in the Funds. All other fees, including CGM’s direct brokerage fees are charged at the Partnership level.

At September 30, 2010 and December 31, 2009, the Partnership owned approximately 34.1% and 33.6%, respectively, of Altis Master. At December 31, 2009, the Partnership owned approximately 100% of Avant Master. At September 30, 2010 and December 31, 2009, the Partnership owned approximately 63.8% and 65.1% of Sasco Master, respectively. At September 30, 2010, the Partnership owned approximately 69.8% of Waypoint Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same and the redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and capital of the Funds is shown in the following tables.

	September 30, 2010
	Total Assets	Total Liabilities	Total Capital
Altis Master	$72,576,003	$958,712	$71,617,291
Sasco Master	40,700,503	149,191	40,551,312
Waypoint Master	39,268,693	42,735	39,225,958

Total	$152,545,199	$1,150,638	$151,394,561

	December 31, 2009
	Total Assets	Total Liabilities	Total Capital
Altis Master	$84,341,762	$34,004	$84,307,758
Avant Master	13,259,355	1,759,171	11,500,184
Sasco Master	37,621,540	716,206	36,905,334

Total	$135,222,657	$2,509,381	$132,713,276

Emerging CTA Portfolio L.P.
Notes to Financial Statements
September 30, 2010
(Unaudited)
     Summarized information reflecting the net gain (loss) from trading, total income (loss) and net income (loss) for the Funds is shown in the following tables.

	For the three months ended September 30, 2010
	Gain (Loss) from	Total Income	Net Income
	Trading, net	(Loss)	(Loss)
Altis Master	$8,547,098	$8,569,142	$8,496,706
Sasco Master	5,074,990	5,087,988	4,962,012
Waypoint Master	(909,222)	(896,356)	(947,815)

Total	$12,712,866	$12,760,774	$12,510,903

	For the nine months ended September 30, 2010
	Gain (Loss) from	Total Income	Net Income
	Trading, net	(Loss)	(Loss)
Altis Master	$4,445,084	$4,500,089	$4,275,429
Avant Master	1,063,684	1,066,892	1,018,521
Sasco Master	7,215,622	7,245,977	6,534,065
Waypoint Master	5,008,311	5,036,046	4,910,529

Total	$17,732,701	$17,849,004	$16,738,544

	For the three months ended September 30, 2009
	Gain (Loss) from	Total Income	Net Income
	Trading, net	(Loss)	(Loss)
Altis Master	$4,106,021	$4,127,001	$4,094,363
Avant Master	1,006,260	1,010,229	987,759
Sasco Master	(1,075,143)	(1,066,426)	(1,222,765)

Total	$4,037,138	$4,070,804	$3,859,357

	For the nine months ended September 30, 2009
	Gain (Loss) from	Total Income	Net Income
	Trading, net	(Loss)	(Loss)
Altis Master	$(924,520)	$(863,038)	$(978,066)
Avant Master	2,359,038	2,375,401	2,302,189
Sasco Master	2,551,417	2,565,593	2,148,922

Total	$3,985,935	$4,077,956	$3,473,045

Emerging CTA Portfolio L.P.
Notes to Financial Statements
September 30, 2010
(Unaudited)

Summarized information reflecting the Partnership’s investments in, and the operations of, the Funds is as shown in the following tables.

	September 30, 2010		For the three months ended September 30, 2010
	% of
	Partnership’s			Expenses		Net Income	Investment	Redemption
	Net Assets	Fair Value	Income (Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Altis Master	13.87%	$24,414,560	$2,880,094	$17,076	$7,206	$2,855,812	Commodity Portfolio	Monthly
Sasco Master	14.70%	25,860,376	3,286,729	98,127	(16,873)	3,205,475	Energy Portfolio	Monthly
Waypoint Master	15.57%	27,392,924	(612,783)	23,209	12,950	(648,942)	Commodity Portfolio	Monthly

Total		$77,667,860	$5,554,040	$138,412	$3,283	$5,412,345

	September 30, 2010		For the nine months ended September 30, 2010
	% of
	Partnership’s			Expenses		Net Income	Investment	Redemption
	Net Assets	Fair Value	Income (Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Altis Master	13.87%	$24,414,560	$1,578,802	$42,530	$32,000	$1,504,272	Commodity Portfolio	Monthly
Avant Master	—	—	1,066,892	20,335	28,036	1,018,521	Energy Portfolio	Monthly
Sasco Master	14.70%	25,860,376	4,688,464	277,647	183,919	4,226,898	Energy Portfolio	Monthly
Waypoint Master	15.57%	27,392,924	3,594,198	58,417	30,249	3,505,532	Commodity Portfolio	Monthly

Total		$77,667,860	$10,928,356	$398,929	$274,204	$10,255,223

	December 31, 2009		For the three months ended September 30, 2009
	% of
	Partnership’s			Expenses		Net Income	Investment	Redemption
	Net Assets	Fair Value	Income (Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Altis Master	17.00%	$28,338,180	$1,394,354	$6,634	$4,432	$1,383,288	Commodity Portfolio	Monthly
Avant Master	6.90%	11,500,341	1,010,229	12,638	8,122	989,469	Energy Portfolio	Monthly
Sasco Master	14.41%	24,030,338	(733,858)	93,333	13,609	(840,800)	Energy Portfolio	Monthly

Total		$63,868,859	$1,670,725	$112,605	$26,163	$1,531,957

	December 31, 2009		For the nine months ended September 30, 2009
	% of
	Partnership’s			Expenses		Net Income	Investment	Redemption
	Net Assets	Fair Value	Income (Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Altis Master	17.00%	$28,338,180	$(408,169)	$27,696	$12,635	$(448,500)	Commodity Portfolio	Monthly
Avant Master	6.90%	11,500,341	1,963,804	34,615	24,713	1,904,476	Energy Portfolio	Monthly
Sasco Master	14.41%	24,030,338	1,601,740	214,393	53,724	1,333,623	Energy Portfolio	Monthly

Total		$63,868,859	$3,157,375	$276,704	$91,072	$2,789,599

Emerging CTA Portfolio L.P.
Notes to Financial Statements
September 30, 2010
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

Emerging CTA Portfolio L.P.
Notes to Financial Statements
September 30, 2010
(Unaudited)

7.  Critical Accounting Policies
     Use of Estimates. The preparation of financial statements and accompanying notes in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. In making these estimates and assumptions, management has considered the effects, if any, of events occurring after the date of the Partnership’s Statements of Financial Condition through the date the financial statements were filed. As a result, actual results could differ from these estimates.
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
     Partnership’s and Fund’s Fair Value Measurements. The Partnership and the Funds adopted ASC 820 as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Partnership and the Funds did not apply the deferral allowed by ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.
     The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended September 30, 2010 and December 31, 2009, the Partnership and the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
     Futures Contracts. The Partnership and the Funds trade futures contracts and exchange cleared swaps. Exchange cleared swaps are swaps that are traded as futures. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. When the contract is closed, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits directly with the exchange on which the contracts are traded. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses and Changes in Partner’s Capital.
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

Emerging CTA Portfolio L.P.
Notes to Financial Statements
September 30, 2010
(Unaudited)
     London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Partnership and the Funds are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Realized gains (losses) and changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses and Changes in Partner’s Capital.
     Options. The Partnership/Funds may purchase and write (sell) both exchange listed and OTC options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Partnership/Funds write an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Partnership/Funds purchase an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Realized gains (losses) and changes in unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses and Changes in Partner’s Capital.
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
     The following is the major tax jurisdiction for the Partnership and the earliest tax year subject to examination: United States — 2007.
     Subsequent Events. In 2009, the Partnership adopted ASC 855, Subsequent Events. The objective of ASC 855 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are filed. Management has assessed the subsequent events through the date of filing and has determined that there were no subsequent events requiring adjustment in the financial statements.
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
     In February 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-09 (“ASU 2010-09”), “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” which among other things amended ASC 855 to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between ASC 855 and the SEC’s requirements. All of the amendments in this update were effective upon issuance of this update. Management has included the provisions of these amendments in the financial statements.
     Net Income (Loss) per Redeemable Unit and General Partner Unit Equivalents.  Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights”.

Emerging CTA Portfolio L.P.
Notes to Financial Statements
September 30, 2010
(Unaudited)
8. Subsequent Event:
     In 2009, Morgan Stanley and Citigroup combined certain assets of the Global Wealth Management Group of Morgan Stanley & Co. Incorporated, including Demeter Management LLC (“Demeter”) and the Smith Barney division of CGM into a new joint venture, MSSB Holdings. As part of that transaction Ceres Managed Futures LLC (“Ceres” or the “General Partner”) was contributed to and, together with Demeter, became wholly-owned subsidiaries of MSSB Holdings. Demeter currently serves as commodity pool operator for various legacy Morgan Stanley sponsored commodity pools formed prior to the joint venture. Since their contribution to the joint venture, Demeter and Ceres have worked closely to align the operations and management of the commodity pools they oversee. As a result, MSSB Holdings, together with the unanimous support of the Boards of Directors of Demeter and Ceres, has determined that a combination of the assets and operations of Demeter and Ceres into a single commodity pool operator, Ceres, is in the best interest of limited partners and believes that this combination will achieve the intended benefits of the joint venture. Ceres will continue to be wholly-owned by MSSB Holdings. The targeted effective date of the combination is on or about December 1, 2010. Refer to Form 8-K filed on September 14, 2010 for additional information.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in Funds, (ii) equity in trading account, consisting of cash, net unrealized appreciation on open futures contracts and net unrealized appreciation on open forward contracts, and (iii) interest receivables. Because of the low margin deposits normally required in futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments and investment in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2010.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by realized and/or unrealized gains or losses on trading and by expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.
     For the nine months ended September 30, 2010, Partnership capital increased 5.6% from $166,705,672 to $175,976,792. This increase was attributable to a net income from operations of $5,506,647 coupled with the additional sales of 18,728.7356 Redeemable Units totaling $25,946,000, which was partially offset by the redemption of 15,960.0650 Redeemable Units resulting in an outflow of $22,181,527. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.
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
     Partnership’s and Fund’s Fair Value Measurements. The Partnership and the Funds adopted ASC 820 as of January 1, 2008, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Partnership and the Funds did not apply the deferral allowed by ASC 820 for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis.
     The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended September 30, 2010 and December 31,2009, the Partnership and the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
     Futures Contracts. The Partnership and the Funds trade futures contracts and exchange cleared swaps. Exchange cleared swaps are swaps that are traded as futures. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. When the contract is closed, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits directly with the exchange on which the contracts are traded. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses and Changes in Partner’s Capital.

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
     London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Partnership and the Funds are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Realized gains (losses) and changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses and Changes in Partner’s Capital.
     Options. The Partnership/Funds may purchase and write (sell) both exchange listed and OTC options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Partnership/Funds write an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Partnership/Funds purchase an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Realized gains (losses) and changes in unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses and Changes in Partner’s Capital.

Results of Operations
     During the Partnership’s third quarter of 2010, the net asset value per unit increased 5.8% from $1,371.12 to $1,450.71 as compared to an increase of 1.4% in the third quarter of 2009. The Partnership experienced a net trading gain before brokerage fees and related fees in the third quarter of 2010 of $13,142,102. Gains were primarily attributable to the Partnership/Funds’ trading of commodity futures in currencies, energy, grains, U.S. and non-U.S. interest rates, metals, and softs and were partially offset by losses in livestock and indices. The Partnership experienced a net trading gain before brokerage fees and related fees in the third quarter of 2009 of $5,534,711. Gains were primarily attributed to the trading in currencies, grains, U.S. and non-U.S. interest rates, livestock, metals and lumber and were partially offset by losses in energy, softs and indices.
     The third quarter macro environment was marked by changes in market sentiment. While some doubted the credibility of the European bank stress test, it was well received by the market in July as it removed some of the worst fears through increased bank level balance sheet transparency. Fears that the recovery in the global economy may be stalling had a pivotal effect on markets during August. Economic releases in the U.S. continued to deteriorate; employment data suggested that the labor market recovery was slowing while subsequent news on manufacturing and retail sales was also disappointing. As the quarter came to an end in September, there was a sense of market optimism for the majority of commodity and stock indices as an overall rally was supported by favorable economic data not only in the U.S., but in emerging economies as well. U.S. data releases showed improvements in employment conditions, growth amongst manufacturers and stabilization in the housing sector. Elsewhere, Chinese industrial production rose to signal accelerating growth while the European Commission revised higher growth forecasts for the region’s economy. Gains were accumulated for the quarter on profitable trading in fixed income, grains, currencies and energy markets.
     The most significant gains for the quarter were during August in the fixed income sector from long positions in European, U.S., and Japanese fixed income futures as prices climbed higher due to concern that European governments may struggle to repay their debt, while reports added to evidence that Chinese economic growth may be slowing. Prices continued to move higher after reports on manufacturing in the New York region, U.S. home-builder confidence, and Japanese GDP fueled worries over the global economy and spurred demand for the relative “safety” of government bonds. Gains were also recorded in agricultural markets in September as prices in the soybean complex rose amid concerns that reduced rains in Brazil and Argentina may diminish crop yields. Elsewhere, prices of corn futures advanced to the highest level in almost two years as freezing weather threatened crops in China and Canada and a prolonged drought slowed planting in Russia. Prices in soft commodities markets also rallied, primarily in cotton and sugar, resulting in profits for the Partnership. Prices of cotton futures rallied on concern that supplies might fall short amid rising demand from Asia and prices of sugar futures reached a seven-month high as dry weather threatened crops in Brazil, the world’s biggest grower of sugar. Gains in currency markets were recorded primarily in the Australian dollar, South African rand, Brazilian real and Euro as the U.S. dollar sold off heavily against most currencies after the Federal Reserve announced their intentions for quantitative easing at the September FOMC meeting. While some developed countries still continue to show economic weakness, material exporting countries and emerging markets showed tremendous resilience. In energy markets, gains were concentrated in discretionary trading in natural gas.
     During the Partnership’s nine months ended September 30, 2010 the net asset value per unit increased 3.2% from $1,406.38 to $1,450.71 as compared to a decrease of 2.7% for the nine months ended September 30, 2009. The Partnership experienced a net trading gain before brokerage fees and related fees in the nine months ended September 30, 2010 of $14,782,718. Gains were primarily attributable to the Partnership/Funds’ trading of commodity futures in currencies, energy, grains, U.S. and non-U.S. interest rates, metals, and softs and were partially offset by losses in livestock and indices. The Partnership experienced a net trading gain before brokerage fees and related fees in the nine months ended September 30, 2009 of $6,340,351. Gains were primarily attributed to the trading in currencies, energy, grains, non-U.S. interest rates, livestock, indices and lumber and were partially offset by losses in U.S. interest rates, metals and softs.
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

Interest income is earned on 100% of the Partnership’s average daily equity maintained in cash in its (or the Partnership’s allocable portion of a Fund’s) account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. Alternatively, CGM may place up to all of the Partnership’s or a Fund’s assets in 90-day U.S. Treasury bills and pay the Partnership 100% of the interest earned (or its allocable share thereof) on U.S. Treasury bills purchased for the Partnership. Interest income for the three and nine months ended September 30, 2010 increased by $11,964 and $755, respectively, as compared to the corresponding periods in 2009. The increase in interest income is due to higher U.S. Treasury bill rates during the three and nine months ended September 30, 2010 as compared to the corresponding periods in 2009. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership and the Funds depends on the average daily equity in the Partnership’s/Fund’s account and upon interest rates over which neither the Partnership and the Funds nor CGM has control.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Brokerage fees for the three and nine months ended September 30, 2010 increased by $88,602 and $91,027, respectively, as compared to the corresponding periods in 2009. The increase in brokerage and fees is due to higher average net assets during the three and nine months ended September 30, 2010 as compared to the corresponding periods in 2009.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Management fees for the three and nine months ended September 30, 2010 increased by $33,121 and $49,700, respectively, as compared to the corresponding periods in 2009. The increase in management fees is due to higher average net assets during the three and nine months ended September 30, 2010 as compared to the corresponding periods in 2009.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions. Administrative fees for the three and nine months ended September 30, 2010 increased by $8,277 and $12,945, respectively, as compared to the corresponding periods in 2009. The increase in administrative fees is due to higher average net assets during the three and nine months ended September 30, 2010 as compared to the corresponding periods in 2009.

Incentive fees paid by the Partnership to the Advisors are based on the new trading profits generated by each Advisor at the end of the quarter, as defined in the management agreements among the Partnership, the General Partner and each Advisor. Trading performance for the three and nine months ended September 30, 2010 resulted in incentive fees of $368,580 and $416,676. Trading performance for the three and nine months ended September 30, 2009, resulted in incentive fees of $350,293 and $1,264,946.
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
     The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2010. As of September 30, 2010, the Partnership’s total capitalization was $175,976,792.

September 30, 2010
(Unaudited)

		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$11,122,172	6.33%
Energy	9,131,839	5.19%
Grains	538,143	0.31%
Interest Rates U.S.	1,730,065	0.98%
Interest Rates Non-U.S.	2,486,775	1.41%
Livestock	151,019	0.09%
Lumber	3,751	0.00%*
Metals	1,316,547	0.75%
Softs	709,629	0.40%
Indices	5,217,423	2.96%

Total	$32,407,363	18.42%

*	Due to rounding
The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments in the Funds by market category as of September 30, 2010 and the highest, lowest and average value during the three months ended September 30, 2010. All open contracts trading risk exposures have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009.
As of September 30, 2010, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

September 30, 2010
(Unaudited)

			Three months ended September 30, 2010
	Value at	% of Total	High	Low	Average Value
Market Sector	Risk	Capital	Value at Risk	Value at Risk	at Risk*

Currencies	$4,723,327	2.68%	$4,540,703	$1,659,287	$4,240,701
Energy	1,185,109	0.67%	1,408,566	648,963	997,149
Grains	365,437	0.21%	447,725	229,160	324,134
Interest Rates U.S.	1,418,050	0.81%	1,930,750	868,500	1,626,700
Interest Rates Non-U.S.	1,664,986	0.95%	2,515,423	1,303,495	2,027,373
Livestock	126,200	0.07%	208,700	43,825	146,108
Metals	994,847	0.56%	1,061,550	518,483	914,607
Softs	429,424	0.24%	605,421	232,037	450,305
Indices	2,791,691	1.59%	2,791,691	1,591,464	2,154,990

Total	$13,699,071	7.78%

*	Average of month-end Values at Risk.

As of September 30, 2010, Altis Master’s total capital was $71,617,291. The Partnership owned approximately 34.1% of Altis Master. As of September 30, 2010, the Altis Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Altis for trading) was as follows:

September 30, 2010
(Unaudited)

			Three months ended September 30, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capital	Value at Risk	Value at Risk	Value at Risk*

Currencies	$2,717,787	3.80%	$3,481,070	$1,121,732	$2,542,919
Energy	2,120,778	2.96%	2,479,469	494,043	1,737,547
Grains	506,468	0.71%	717,726	136,257	459,045
Interest Rates U.S.	662,000	0.92%	1,193,750	525,800	818,867
Interest Rates Non -U.S.	932,335	1.30%	1,833,421	652,035	1,094,642
Livestock	72,784	0.10%	142,450	59,050	99,078
Lumber	11,000	0.02%	27,500	6,600	11,733
Metals	626,073	0.87%	2,589,641	421,483	1,101,345
Softs	821,717	1.15%	937,879	262,952	634,590
Indices	4,081,241	5.70%	4,339,373	577,280	3,350,977

Total	$12,552,183	17.53%

*	Average of month-end Values at Risk.

As of September 30, 2010, Sasco Master’s total capital was $40,551,312. The Partnership owned approximately 63.8% of Sasco Master. As of September 30, 2010, the Sasco Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Sasco for trading) was as follows:

September 30, 2010
(Unaudited)

			Three months ended September 30, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*

Energy	$11,194,988	27.61%	$14,741,157	$2,149,045	$6,893,887

Totals	$11,194,988	27.61%

*	Average of month-end Values at Risk.
As of September 30, 2010, Waypoint Master’s total capitalization was $39,225,958. The Partnership owned approximately 69.8% of Waypoint Master. As of September 30, 2010, the Waypoint Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Waypoint for trading) was as follows:
September 30, 2010
(Unaudited)
			Three months ended September 30, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$7,839,656	19.97%	$7,839,656	$633,809	$5,593,566
Energy	116,250	0.30%	221,000	105,000	147,417
Interest Rates U.S.	123,600	0.32%	284,100	25,600	70,800
Interest Rates Non-U.S.	721,867	1.84%	1,828,039	245,339	1,122,892
Metals	155,028	0.40%	189,028	63,765	138,019
Indices	1,481,417	3.78%	1,481,417	126,630	939,555

Total	$10,437,818	26.61%

*	Average of month-end Values at Risk.

Item 4.	Controls and Procedures

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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2010 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no material changes to the discussion set forth under Part I, Item 3. “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as updated by the Partership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010.

Item 1A.	Risk Factors

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Reports ended March 31, 2010 and June 30, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended September 30, 2010 there were additional sales to Limited Partners of 4,681.6399 Redeemable Units totaling $6,508,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder.

Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options, forwards and swap contracts.

The Redeemable Units were purchased by accredited investors as defined in Regulation D. The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
			(c) Total Number of	(or Approximate
			Redeemable	Dollar Value) of
		(b) Average	Units Purchased	Redeemable Units
	(a) Total Number of	Price Paid per	as Part of	that May Yet Be
	Redeemable	Redeemable	Publicly Announced	Purchased Under the
Period	Units Purchased*	Unit**	Plans or Programs	Plans or Programs
July 1, 2010 – July 31, 2010	578.1025	$1,365.59	N/A	N/A
August 1, 2010 – August 31, 2010	2,464.5580	$1,427.32	N/A	N/A
September 1, 2010 – September 30, 2010	1,456.5365	$1,450.71	N/A	N/A
Total	4,499.1970	$1,426.96

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
     As of November 1, 2010, the portion of the Partnership’s assets allocated to PGR Capital LLP and Blackwater Capital Management LLC were invested in PGR Master Fund L.P. and Blackwater Master Fund L.P., respectively.

Item 6.	Exhibits

3.1(a)	Certificate of Limited Partnership dated June 30, 2003 (filed as Exhibit 3.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(b)	Certificate of Amendment of the Certificate of Limited Partnership dated September 21, 2005 (filed as Exhibit 3.1(a) to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(c)	Certificate of Amendment of the Certificate of Limited Partnership dated September 19, 2008 (filed as Exhibit 3.1(c) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(d)	Certificate of Amendment of the Certificate of Limited Partnership dated September 28, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(e)	Certificate of Amendment of the Certificate of Limited Partnership dated June 30, 2010 (filed as Exhibit 3.1(e) to the Current Report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

3.2	Second Amended and Restated Limited Partnership Agreement (filed as Exhibit 3.2 to the Current Report on Form 8-K filed on November 1, 2010 and incorporated herein by reference).

10.1(a)	Management Agreement among the Partnership, the General Partner and Altis (filed as Exhibit 10.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(b)	Letter from the General Partner to Altis extending the Management Agreement from June 30, 2009 to June 30, 2010 (filed as Exhibit 10.1(b) on Form 10-K filed on March 31, 2010 and incorporated herein by reference).

10.2(a)	Management Agreement among the Partnership, the General Partner and Fall River Capital LLC (filed as Exhibit 10.2 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(b)	Letter from the General Partner to Fall River Capital LLC extending the Management Agreement from June 30, 2009 to June 30, 2010 (filed as Exhibit 10.2(b) on Form 10-K filed on March 31, 2010 and incorporated herein by reference).

10.3(a)	Management Agreement among the Partnership, the General Partner and Waypoint Capital Management LLC (filed as Exhibit 10.4 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(b)	Letter from the General Partner to Waypoint Capital Management LLC extending the Management Agreement from June 30, 2009 to June 30, 2010 (filed as Exhibit 10.3(b) on Form 10-K filed on March 31, 2010 and incorporated herein by reference).

10.4(a)	Management Agreement among the Partnership, the General Partner and Xplor Capital Management, LLC (filed as Exhibit 10.5 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(b)	Letter from the General Partner to Xplor Capital Management, LLC extending the Management Agreement from June 30, 2009 to June 30, 2010 (filed as Exhibit 10.4(b) on Form 10-K filed on March 31, 2010 and incorporated herein by reference).

10.5(a)	Management Agreement among the Partnership the General Partner and Avant (filed as Exhibit 10.6 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(b)	Letter from the General Partner to Avant extending the Management Agreement from June 30, 2009 to June 30, 2010 (filed as Exhibit 10.5(b) on Form 10-K filed on March 31, 2010 and incorporated herein by reference).

10.6(a)	Management Agreement among the Partnership, the General Partner and Cantab Capital Partners LLP (filed as Exhibit 10.7 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(b)	Letter from the General Partner to Cantab Capital Partners LLP extending the Management Agreement from June 30, 2009 to June 30, 2010 (filed as Exhibit 10.6(b) on Form 10-K filed on March 31, 2010 and incorporated herein by reference).

10.7	Customer Agreement between the Partnership, the General Partner and CGM (filed as Exhibit 10.9 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

10.8	Amended and Restated Agency Agreement between the Partnership, the General Partner, CGM and MSSB (filed as Exhibit 10.8 to the Current Report on Form 8-K filed on August 4, 2010 and incorporated herein by reference).

10.9	Form of Subscription Agreement (filed as Exhibit 10.11 to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.10 (a)	Management Agreement among the Partnership, the General Partner and Sasco (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 21, 2009 and incorporated herein by reference).

(b)	Letter from the General Partner to Sasco extending the Management Agreement from June 30, 2009 to June 30, 2010 (filed as Exhibit 10.10(b) on Form 10-K filed on March 31, 2010 and incorporated herein by reference).

10.11	Joinder Agreement among the Partnership, the General Partner, CGM and MSSB (filed as Exhibit 10 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 filed on August 14, 2009 and incorporated herein by reference).

10.12	Amended and Restated Management Agreement among the Partnership, the General Partner and PGR Capital LLP (filed as Exhibit 10.12 to the Current Report on Form 8-K filed on November 4, 2010 and incorporated herein by reference).

10.13	Amended and Restated Management Agreement among the Partnership, the General Partner and Blackwater Capital Management LLC (filed as Exhibit 10.13 to the Current Report on Form 8-K filed on November 4, 2010 and incorporated herein by reference).

10.14	Management Agreement among the Partnership, the General Partner and J E Moody & Company LLC (filed as Exhibit 10.14 on Form 10-K filed on March 31, 2010 and incorporated herein by reference).

10.15	Management Agreement among the Partnership, the General Partner and Cirrus Capital Management LLC (filed as Exhibit 10.1 on Form 8-K filed on May 5, 2010 and incorporated herein by reference).
The exhibits required to be filed by Item 601 of regulation S-K are incorporated herein by reference

(a)	31.1 — Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director)

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

EMERGING CTA PORTFOLIO L.P.

By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Walter Davis Walter Davis President and Director

Date:	November 12, 2010

By:	/s/ Jennifer Magro Jennifer Magro Chief Financial Officer, Secretary and Director (Principal Accounting Officer)

Date:	November 12, 2010