Form 10-K
period 2010-12-31
EMERGING CTA PORTFOLIO LP
filed 2011-03-31
CIK 1269190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT of 1934
For the fiscal year ended December 31, 2010
OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number 0-53211
EMERGING CTA PORTFOLIO L.P.

(Exact name of registrant as specified in its charter)

New York	04-3768983

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
c/o Ceres Managed Futures LLC
522 Fifth Avenue — 14th floor
New York, New York 10036

(Address and Zip Code of principal executive offices)
(212) 296-1999

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
Yes                 No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [ X ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer X	Smaller reporting company
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes                 No  X
Limited Partnership Redeemable Units with an aggregate value of $187,872,610 were outstanding and held by non-affiliates as of the last business day of the registrants most recently completed second calendar month.
As of February 28, 2011, 129,209.5354 Limited Partnership Redeemable Units were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
[None]

PART I
Item 1. Business.
     (a) General Development of Business. Emerging CTA Portfolio L.P. (the “Partnership”) is a limited partnership that was organized on July 7, 2003 under the partnership laws of the State of New York. The objective of the Partnership is to achieve capital appreciation through the allocation of assets to a “blind pool” of early-stage commodity trading advisors which engage, directly and indirectly, in speculative trading of a diversified portfolio of commodity interests, including futures contracts, options and forward contracts. The Partnership may also enter into swap and other derivative transactions with the approval of the General Partner (defined below). The sectors traded include currencies, livestock, energy, grains, metals, indices, softs, U.S. and non-U.S. interest rates. The Partnership and the Funds, (as defined below) may trade futures, forwards and option contracts of any kind. The commodity interests that are traded by the Partnership and the Funds are volatile and involve a high degree of market risk.
     Between December 1, 2003 (commencement of the offering period) and August 5, 2004, 20,872 redeemable units of limited partnership interest (“Redeemable Units”) were sold at $1,000 per Redeemable Unit. The proceeds of the initial offering were held in an escrow account until August 6, 2004, at which time they were remitted to the Partnership for trading. The Partnership is authorized to sell 300,000 units and continues to offer Redeemable Units to qualified investors. Subscriptions of additional Redeemable Units and additional general partner contributions and redemptions of Redeemable Units for the years ended December 31, 2010, 2009 and 2008 are reported in the Statements of Changes in Partners’ Capital on page 36 under “Item 8. Financial Statements and Supplementary Data.”
     Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership, owns a minority equity interest in MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.
     As of December 31, 2010, all trading decisions are made for the Partnership by its eleven trading advisors (the “Advisors”) either directly, through individually managed accounts, or indirectly, through investments in other collective investment vehicles. As indicated above, the Partnership allocates its assets to a “blind pool” of trading advisors which refers to the fact that detailed information about the advisors, such as their backgrounds, individual trading strategies and past performance records has not been and, is not expected to be, provided to investors. The General Partner has chosen not to disclose such information because, among other reasons, the advisors engaged to trade on behalf of the Partnership may have little or no performance histories and the mix of advisors may change frequently as new advisors are identified and others progress beyond the “emerging” stage. The Advisors are not affiliated with one another, are not affiliated with the General Partner or CGM and are not responsible for the organization or operation of the Partnership.
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
     On May 1, 2009, the assets allocated to Sasco Energy Partners LLC (“Sasco”) for trading were invested in the CMF Sasco Master Fund L.P. (“Sasco Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 16,437.9008 units of Sasco Master with cash equal to $16,364,407 and a contribution of open commodity futures contracts with a fair value of $(1,325,727). Sasco Master was formed in order to permit accounts managed now or in the future by Sasco using the Energy Program, a proprietary, discretionary trading program, to invest together in one trading vehicle. The General Partner is also the general partner of Sasco Master. Individual and pooled accounts currently managed by Sasco, including the Partnership, are permitted to be limited partners of Sasco Master. The General Partner and Sasco believe that trading through this structure should promote efficiency and economy in the trading process.
     On March 1, 2010, the assets allocated to Waypoint Capital Management LLC for trading were invested in the Waypoint Master Fund L.P. (“Waypoint Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 26,581.6800 units of Waypoint Master with cash equal to $26,581,680. Waypoint Master was formed in order to permit accounts managed now or in the future by Waypoint using its Diversified Program, a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of Waypoint Master. Individual and pooled accounts currently managed by Waypoint, including the Partnership, are permitted to be limited partners of Waypoint Master. The General Partner and Waypoint believe that trading through this structure should promote efficiency and economy in the trading process.
     On November 1, 2010, the assets allocated to PGR Capital LLP (“PGR”) for trading were invested in the PGR Master Fund L.P. (“PGR Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased 14,913.0290 units of PGR Master with cash equal to $14,913,029. PGR Master was formed to permit accounts managed now or in the future by PGR using the Mayfair Program, a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner for PGR Master. Individual and pooled accounts currently managed by PGR, including the Partnership, are permitted to be limited partners of PGR Master. The General Partner and PGR believe that trading through this structure should promote efficiency and economy in the trading process.
     On November 1, 2010, the assets allocated to Blackwater Capital Management LLC (“Blackwater”) for trading were invested in the Blackwater Master Fund L.P. (“Blackwater Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased 15,674.6940 units of Blackwater Master with cash equal to $15,674,694. Blackwater Master was formed to permit accounts managed now or in the future by Blackwater using the Global Program, a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner for Blackwater Master. Individual and pooled accounts currently managed by Blackwater, including the Partnership, are permitted to be limited partners of Blackwater Master. The General Partner and Blackwater believe that trading through this structure should promote efficiency and economy in the trading process.
     The General Partner is not aware of any material changes to the trading programs discussed above during the fiscal period ended December 31, 2010.
     Altis Master’s, Waypoint Master’s, Sasco Master’s, PGR Master’s and Blackwater Masters’s (the “Funds”) trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. The Funds engage in such trading through commodity brokerage accounts maintained with CGM.
     A limited partner may withdraw all or part of their capital contribution and undistributed profits, if any, from the Funds in multiples of the net asset value per Redeemable Unit as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the General Partner at least 3 days in advance of the Redemption Date. The Units are classified as a liability when the limited partners elect to redeem and informs the Funds.
     Management, administrative and incentive fees are charged at the Partnership level. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (“NFA”) (collectively the “clearing fees”) are borne by the Partnership and through its investment in the Funds. All other fees including CGM’s direct brokerage fees are charged at the Partnership level.

     For the period January 1, 2010 through December 31, 2010, the approximate average market sector allocation for the Partnership was as follows:
     At December 31, 2010, the Partnership had approximately 27.6% of Altis Master, 52.0% of Waypoint Master, 22.8% of Sasco Master, 74.9% of PGR Master and 77.3% of Blackwater Master. At December 31, 2009, the Partnership owned approximately 33.6% of Altis Master, 100.0% of Avant Master and 65.1% of Sasco Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same and the redemption rights are not affected.
     The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of their capital contribution and profits, if any, net of distributions.
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

     Pursuant to the terms of the management agreements (the “Management Agreements”) with each Advisor, the Partnership is obligated to pay the Advisors a monthly management fee ranging from 1% to 2% per year of month-end Net Assets allocated to each Advisors. Month-end Net Assets, for the purpose of calculating management fees, are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fees, incentive fee accruals, the General Partner’s administrative fee and any redemptions or distributions as of the end of such month. Each Management Agreement may be terminated upon notice by either party.
     In addition, the Partnership is obligated to pay each Advisor an incentive fee, payable quarterly, ranging from 17% to 20% of the New Trading Profits, as defined in each Management Agreement, earned by the Advisors for the Partnership during each calendar quarter.
     The Partnership has entered into a customer agreement (the “Customer Agreement”) with CGM which provides that the Partnership will pay CGM a brokerage fee equal to 3.5% of month-end Net Assets, in lieu of brokerage fees on a per trade basis. Month-end Net Assets, for the purpose of calculating brokerage fees, are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s brokerage fee, incentive fee accruals, management fees, the General Partner’s administrative fee, other expenses and any redemptions or distributions as of the end of such month. CGM will pay a portion of its brokerage fees to other properly registered selling agents and to financial advisors who have sold Redeemable Units. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. This fee may be increased or decreased at any time at CGM’s discretion upon written notice to the Partnership. The Partnership will pay clearing fees directly and through its investment in the Funds. In addition, CGM has agreed to pay the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) account during each month. The interest is earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement between the Partnership and CGM gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.
     (b) Financial Information about Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2010, 2009, 2008, 2007 and 2006 is set forth under “Item 6. Selected Financial Data.” The Partnership’s Capital as of December 31, 2010 was $183,525,601.
     (c) Narrative Description of Business.
     See Paragraphs (a) and (b) above.
     (i) through (xii) — Not applicable.
     (xiii) — The Partnership has no employees.
     (d) Financial Information About Geographic Areas. The Partnership does not engage in the sale of goods or services or own any long-lived assets, and therefore this item is not applicable.
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
     Regardless of its trading performance, the Partnership will incur fees and expenses, including brokerage fees and management fees. Substantial incentive fees may be paid to one or more of the Advisors even if the Partnership experiences a net loss for the full year.
     An investor’s ability to redeem units is limited.
     An investor’s ability to redeem Redeemable Units is limited, and no market exists for the Redeemable Units.
     Conflicts of interest exist.
     The Partnership is subject to numerous conflicts of interest including those that arise from the facts that:
1.	The General Partner and the Partnership’s /Funds’ commodity broker are affiliates;

2.	Each of the Advisors, the Partnership’s /Funds’ commodity broker and their principals and affiliates may trade in commodity interests for their own accounts; and

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

     The backgrounds, strategies and past performance records of the Partnership’s advisors will not be known to its investors.
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
     Regulatory changes could adversely affect the Partnership by restricting its markets or activities, limiting its trading and/or increasing the taxes to which investors are subject. Pursuant to the mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010, the Commodity Futures Trading Commission (“CFTC”) and the Securities and Exchange Commission (the “SEC”) may promulgate rules to regulate swaps dealers, require that swaps be traded on an exchange or swap execution facilities, mandate additional reporting and disclosure requirements and require that derivatives (such as those traded by the Partnership) be moved into central clearinghouses. These rules, if promulgated, may negatively impact the manner in which swap contracts are traded and/or settled and limit trading by speculators (such as the Partnership) in futures and over-the-counter markets.
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
Item 2. Properties.
     The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by its affiliate, MSSB Holdings.
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
     There have been no material administrative, civil or criminal actions within the past five years against CGM or any of its individual principals and no such actions are currently pending, except as follows.
Credit-Crisis-Related Litigation and Other Matters
     Citigroup and CGM continue to cooperate fully in response to subpoenas and requests for information from the SEC, FINRA, the Federal Housing Finance Agency, state attorneys general, the Department of Justice and subdivisions thereof, bank regulators, and other government agencies and authorities, in connection with various formal and informal inquiries concerning Citigroup’s subprime and other mortgage-related conduct and business activities, as well as other business activities affected by the credit crisis. These business activities include, but are not limited to, Citigroup’s sponsorship, packaging, issuance, marketing, servicing and underwriting of MBS and CDOs and its origination, sale or other transfer, servicing, and foreclosure of residential mortgages.
Subprime Mortgage-Related Litigation and Other Matters
      The SEC, among other regulators, is investigating Citigroup’s subprime and other mortgage-related conduct and business activities, as well as other business activities affected by the credit crisis, including an ongoing inquiry into Citigroup’s structuring and sale of CDOs. Citigroup is cooperating fully with the SEC’s inquiries.
      On July 29, 2010, the SEC announced the settlement of an investigation into certain of Citigroup’s 2007 disclosures concerning its subprime-related business activities. On October 19, 2010, the United States District Court for the District of Columbia entered a Final Judgment approving the settlement, pursuant to which Citigroup agreed to pay a $75 million civil penalty and to maintain certain disclosure policies, practices and procedures for a three-year period. Additional information relating to this action is publicly available in court filings under the docket number 10 Civ. 1277 (D.D.C.) (Huvelle, J.).
      The Federal Reserve Bank, the OCC and the FDIC, among other federal and state authorities, are investigating issues related to the conduct of certain mortgage servicing companies, including Citigroup affiliates, in connection with mortgage foreclosures. Citigroup is cooperating fully with these inquiries.
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
Item 4. [Removed and Reserved]

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
(a)	Market Information. The Partnership has issued no stock. There is no public market for the Redeemable Units of limited partnership interest.

(b)	Holders. The number of holders of Redeemable Units of limited partnership interest as of December 31, 2010 was 1,414.

(c)	Dividends. The Partnership did not declare a distribution in 2010 or 2009. The Partnership does not intend to declare distributions in the foreseeable future.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans. None

(e)	Performance Graph. Not applicable.

(f)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. For the twelve months ended December 31, 2010, there were additional subscriptions of 26,464.2572 Redeemable Units totaling $37,194,829. For the twelve months ended December 31, 2009, there were additional subscriptions of 32,652.7934 Redeemable Units totaling $47,627,000 and General Partner contribution representing 1,173.6036 unit equivalents totaling $1,700,000. For the twelve months ended December 31, 2008, there were additional subscriptions of 33,621.0347 Redeemable Units totaling $45,104,000.

Proceeds from the additional subscriptions of Redeemable Units are used in the trading of commodity interests including futures contracts, swaps, options and forward contracts.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers. The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
				(or Approximate
			(c) Total Number	Dollar Value) of
			of Redeemable Units	Redeemable Units that
	(a) Total Number	(b) Average	Purchased as Part	May Yet Be
	of Redeemable	Price Paid per	of Publicly Announced	Purchased Under the
Period	Units Purchased*	Redeemable Unit**	Plans or Programs	Plans or Programs
October 1, 2010 – October 31, 2010	1,115.4955	$1,478.98	N/A	N/A
November 1, 2010 – November 30, 2010	2,494.3074	$1,440.06	N/A	N/A
December 1, 2010 – December 31, 2010	1,392.0418	$1,479.60	N/A	N/A
	5,001.8447	$1,459.74

*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day.
The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as described in Regulation D.

Item 6. Selected Financial Data.
     Net realized and unrealized trading gains (losses), interest income, net income, increase (decrease) in net asset value per unit and net asset value per unit for the years ended December 31, 2010, 2009, 2008, 2007 and 2006 and total assets at December 31, 2010, 2009, 2008, 2007 and 2006 were as follows:

	2010	2009	2008	2007	2006
Net realized and unrealized trading gains (losses) and investment in Funds net of brokerage fees (including clearing fees) of $7,138,973, $6,945,800, $6,174,578, $4,577,746 and $2,385,451, respectively	$14,772,228	$(6,137,060)	$39,424,671	$6,386,632	$4,184,407
Total interest income	189,515	147,376	2,038,055	5,105,509	2,723,333

	$14,961,743	$(5,989,684)	$41,462,726	$11,492,141	$6,907,740

Net income (loss)	$9,108,040	$(11,927,806)	$29,408,855	$6,304,054	$3,940,490

Increase (decrease) in net asset value per unit	$73.22	$(102.13)	$244.45	$62.64	$122.33

Net asset value per unit	$1,479.60	$1,406.38	$1,506.43	$1,261.98	$1,199.34

Total assets	$187,096,653	$171,248,643	$180,118,590	$141,636,874	$84,715,597

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
     The General Partner manages all business of the Partnership/Funds. The General Partner has delegated its responsibility for the investment of the Partnership’s assets to the Advisors. The General Partner employs a team of approximately 40 professionals whose primary emphasis is on attempting to maintain quality control among the Advisors to the partnerships operated or managed by the General Partner. A full-time staff of due diligence professionals use state-of-the-art technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provide processing of trading activity and reporting to limited partners and regulatory authorities. In selecting the Advisors for the Partnership, the General Partner conducts proprietary research and considers the background of the advisors’ principals, as well as the advisors’ trading styles, strategies and markets traded, expected volatility, trading results (to the extent available) and fee requirements.
     Responsibilities of the General Partner include:
•	due diligence examinations of the Advisors;

•	selection, appointment and termination of the Advisors;

•	negotiation of the management agreements; and

•	monitoring the activity of the Advisors.
     In addition, the General Partner prepares the books and records and provides the administrative and compliance services that are required by law or regulation, from time to time, in connection with the operation of the Partnership. These services include the preparation of required books and records and reports to limited partners, government agencies and regulators; computation of net asset value; calculation of fees; effecting subscriptions, redemptions and limited partner communications; and preparation of offering documents and sales literature.
     The General Partner seeks the best prices and services available in its commodity futures brokerage transactions.
     The programs traded by each Advisor on behalf of the Partnership are: Altis — Global Futures Portfolio Program, Waypoint — Diversified Program, Sasco — Energy Program, PGR — Mayfair Program and Blackwater — Global Program. As of December 31, 2010, the Partnership’s assets were allocated among these Advisors in the following approximate percentages: Altis 10%, Waypoint 12%, Sasco 10%, PGR 8% and Blackwater 11%.

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
     Sasco Energy Partners LLC
     Sasco trades the Partnership’s assets in accordance with its Energy Program. The Energy Program currently trades futures, options and exchange-cleared swaps on U.S. and non-U.S. exchanges and markets.
     Sasco is a discretionary trader that employs a primarily fundamental analysis. Sasco’s investment decisions are based on an assessment of available facts and data. Sasco has sole discretion to trade certain markets or refrain from making certain trades. Sasco’s trading approach is dependent in part on the existence of certain fundamental indicators. There have been periods in the past where no such market indicators were evident, and such periods may recur.
     Sasco utilizes outright long and short positions, exchange cleared over-the-counter instruments, time spreads, swaps and other trading strategies. Sasco focuses on investments in long-term core positions while simultaneously managing short-term positions, based primarily on fundamental analysis and employing risk management principles. Sasco may also utilize options in an attempt either to reduce or define trading risks. In making trading decisions, Sasco also employs a technical analysis to help identify market trends.
     Effective risk management is an important aspect of the Energy Program. Expectation and volatility of the markets traded, and the overall nature of the account, are all factors in determining the amount of equity committed to each trade.
     Waypoint Capital Management LLC
     Waypoint relies on technical rather than fundamental information as the basis for its trading decisions in the Diversified Program, a proprietary, systematic trading system. The primary objective of the trading program is to identify and exploit medium and long-term price trends in futures and currency markets. The program is designed to mathematically analyze recent trading characteristics of each market and compare such characteristics to the historical trading pattern of the particular market. The program utilizes proprietary trend identification and risk management strategies that are intended to enable it to benefit from sustained price trends with the goal of protecting the account from high levels of risk and volatility. Over the course of a long-term trend, times exist when the potential reward of a market appears to be outweighed by the risk. In such circumstances, some of Waypoint’s trading programs may exit the position prior to the end of the trend. While the result may be that program is out of the market during a significant portion of a trend, Waypoint expects that the accompanying decrease in volatility of performance is adequate reward.
     While Waypoint normally follows a disciplined systematic approach to trading, on occasion it may override the signals generated by the programs. This may take the form of a decision not to trade a certain futures contract or reducing the number of contracts traded and is based on such factors as past market volatility, amount of risk, potential return and margin requirements. Such modifications may not necessarily be beneficial to the results achieved. Waypoint applies a portfolio management strategy to measure and manage overall portfolio risk. This strategy includes portfolio structure, capital allocation, and risk limitation. One objective of portfolio management is to determine periods of relatively high and low portfolio risk, and when such points are reached Waypoint may reduce or increase position size accordingly.
     Waypoint may trade any and all commodity futures contracts including financial, agricultural, metals, energy contracts and/or foreign currency contracts. The combination of markets traded may vary over time and from time to time. Waypoint may also trade spot and forward currency contracts on a principal basis on behalf of clients.
     PGR Capital LLP
          PGR’s Mayfair Program a proprietary, systematic trading program, seeks to profit over the medium term by exploiting inefficiencies in futures and forward markets across a broad range of asset classes and geographic regions. Proprietary models developed by the founding partners are implemented in an inhouse trading system which systematically processes real-time data and executes trades automatically on electronic future exchanges and foreign exchange trading platforms.
     PGR’s investment strategies have a strong mathematical and statistical basis and exploit established signal processing and econometric techniques. Current strategies are continuously being developed and may change over the life of the investment. The strategy is primarily momentum-based. Adaptive signal processing techniques are used to forecast both market direction and risk. The estimates of the direction and strength of a market’s price trend are combined with the estimate of its risk to calculate a position which optimizes the risk/return profile for that market.
     The strategies are primarily directional in nature meaning they identify and take advantage of both upward and downward price momentum. The source of these trends may be sound economic considerations, asymmetric information or behavioral patterns of market participants. Persistent trends can be identified from these factors in all markets across all sectors with varying strengths and durations. PGR’s strategies have been designed to identify the direction and strength of any trend with duration between a few days and a few months and position the fund to take advantage of it. PGR’s investment strategy employs sophisticated, robust and already-proven computerized systems to enable the entire trading process to be automated. The system monitors live market data from real-time feeds and continuously updates the desired position for each market. Rigorous risk management is central to the PGR’s systems and operations. Risk management is fully integrated and systematic at all levels of the system. It takes account of changes intra and inter-market, to ensure that volatility and drawdowns remain under control as markets both react and evolve. The automation of trade execution and reconciliation avoids the possibility of human errors in relation to these processes while further processes continuously monitor and assess risk throughout all stages of the investment process. PGR’s ability to adjust positions and gearing according to the prevailing levels of market and portfolio risk means that it can rapidly control the risk of the strategy as a whole. The PGR uses a number of standard and non-standard measures to assess risk including correlations, value at risk, sector exposure, entropy and stress tests.
     Blackwater Capital Management LLC
     Blackwater utilizes medium and long term, systematic technical models to trade global futures and foreign exchange markets. The models are designed to establish positions when market behavior exhibits a high probability of an emerging sustained move. Blackwater seeks to aggressively protect open equity after profit targets have been reached, limiting sharp reversals and drawdowns. It incorporates strict money management techniques in order to reduce volatility.
     The Global Program a proprietary, systematic trading program, was established to capture intermediate and long term trends in the global futures and foreign exchange markets. The Global Program is based on chart and volatility patterns observed over many years of trading and following macro markets. The Blackwater trading model is designed to establish positions in relatively low to moderate volatility markets that are starting to show signs of an emerging, sustained price move. Once a trade has been established, the model generates stop levels and profit objectives. Stop levels are based on multiple volatility measurements. Proprietary indicators are used to reduce trading in range bound, trendless markets. When Blackwater’s indicators point to a range bound market, extra confirmation is needed to enter a trade. Excessive volatility in a particular market will cause Blackwater to exit that market. Money management techniques are applied on the individual market level, sector level, and portfolio level. The system analyzes how well each market has been performing. Markets that are performing poorly, receive less risk capital. When open equity levels surpass predetermined thresholds, partial profits will be taken on the most successful open trades.
     No assurance can be given that the Advisors’ strategies will be successful or that they will generate profits for the Partnership.
For the period January 1, 2010 through December 31, 2010 the average allocation by commodity market sector for each of the Funds was as follows:
CMF Altis Partners Master Fund L.P.

Currencies	18.5%
Energy	13.5%
Grains	5.6%
Indices	20.6%
Interest Rates Non-U.S.	11.0%
Interest Rates U.S.	7.5%
Livestock	1.0%
Metals	15.4%
Softs	6.9%
CMF Sasco Master Fund L.P

Energy	100.0%
Waypoint Master Fund L.P

Currencies	62.1%
Energy	1.6%
Grains	1.5%
Indices	9.8%
Interest Rates Non-U.S.	18.5%
Interest Rates U.S.	4.3%
Metals	1.4%
Softs	0.8%

PGR Master Fund L.P

Currencies	9.3%
Energy	10.8%
Grains	3.8%
Indices	27.0%
Interest Rates Non-U.S.	21.0%
Interest Rates U.S.	10.4%
Livestock	0.4%
Metals	11.7%
Softs	5.6%
Blackwater Master Fund L.P

Currencies	26.6%
Energy	11.7%
Grains	7.8%
Indices	23.0%
Interest Rates Non-U.S.	12.3%
Interest Rates U.S.	6.4%
Livestock	1.9%
Metals	10.1%
Softs	0.2%

     (a) Liquidity.
     The Partnership does not engage in sales of goods or services. Its assets are its (i) investments in Funds, (ii) equity in its trading account, consisting of cash and cash equivalents, net unrealized appreciation on open futures and forward contracts, and (iii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2010.
     To minimize the risk relating to low margin deposits, the Partnership/Funds follow certain trading policies, including:
(i)	The Partnership/Funds invests their assets only in commodity interests that the Advisors believe are traded in sufficient volume to permit ease of taking and liquidating positions. Sufficient volume, in this context, refers to a level of liquidity that the Advisors believe will permit them to enter and exit trades without noticeably moving the market.

(ii)	An Advisor will not initiate additional positions in any commodity if these positions would result in aggregate positions requiring a margin of more than 66 2/3% of the Partnership’s net assets allocated to that Advisor.

(iii)	The Partnership/Funds may occasionally accept delivery of a commodity. Unless such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearinghouse, the physical commodity position is fully hedged.

(iv)	The Partnership/Funds do not employ the trading technique commonly known as “pyramiding,” in which the speculator uses unrealized profits on existing positions as margin for the purchase or sale of additional positions in the same or related commodities.

(v)	The Partnership/Funds do not utilize borrowings other than short-term borrowings if the Partnership/Funds take delivery of any cash commodities.

(vi)	The Advisors may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Partnership/Funds. “Spreads” and “Straddles” describe commodity futures trading strategies involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets.

(vii)	The Partnership/Funds will not permit the churning of their commodity trading accounts. The term “churning” refers to the practice of entering and exiting trades with a frequency unwarranted by legitimate efforts to profit from the trades, indicating the desire to generate commission income.
     From January 1, 2010 through December 31, 2010, the Partnerships’ average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 15.8%. The foregoing margin to equity ratio takes into account cash held in the Partnership’s name, as well as the allocable value of the positions and cash held on behalf of the Partnership in the name of the Funds.
     In the normal course of business, the Partnership and the Funds are parties to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specified terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include swaps and certain forwards and option contracts. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.
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
     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds have credit risk and concentration risk because the sole counterparty or broker with respect to the Partnership’s/Funds’ assets is CGM or a CGM affiliate. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through CGM, the Partnership’s/Funds’ counterparty is an exchange or clearing organization.
     As both a buyer and seller of options, the Partnership/Funds pay or receive a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership/Funds to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Partnership/Funds do not consider these contracts to be guarantees.
     The General Partner monitors and attempts to control the Partnership’s/Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Funds are may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, exchange-cleared swaps, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions. (See also “Item 8. Financial Statements and Supplementary Data” for further information on financial instrument risk included in the notes to financial statements.)
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
     (ii) The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, additions, redemptions of Redeemable Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market movements in commodities are dependent upon fundamental and technical factors which the Advisors may or may not be able to identify, such as changing supply and demand relationships, weather, government, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. Partnership expenses consist of, among other things, brokerage fees, administrative fees and advisory fees. The level of these expenses is dependent upon trading performance and the level of Net Assets maintained. In addition, the amount of interest income payable by CGM is dependent upon interest rates over which the Partnership has no control.
     No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem its Redeemable Units at their net asset value as of the last day of each month, on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions generally are funded out of the Partnership’s cash holdings. For the year ended December 31, 2010, 20,961.9097 Redeemable Units were redeemed totaling $29,482,940. For the year ended December 31, 2009, 26,312.7107 Redeemable Units were redeemed totaling $38,177,873. For the year ended December 31, 2008, 32,691.6051 Redeemable Units were redeemed totaling $46,200,870.

     The Partnership continues to offer Redeemable Units at the net asset value per unit as of the end of each month. For the year ended December 31, 2010, there were additional subscriptions of 26,464.2572 Redeemable Units totaling $37,194,829. For the year ended December 31, 2009, there were additional subscriptions of 32,652.7934 Redeemable Units totaling $47,627,000 and General Partner’s contribution representing 1,173.6036 Unit equivalents totaling $1,700,000. For the year ended December 31, 2008, there were additional subscriptions of 33,621.0347 Redeemable Units totaling $45,104,000.
     (c) Results of Operations.
     For the year ended December 31, 2010, the net asset value per Redeemable Unit increased 5.2% from $1,406.38 to $1,479.60. For the year ended December 31, 2009, the net asset value per Redeemable Unit decreased 6.6% from $1,506.43 to $1,406.38. For the year ended December 31, 2008, the net asset value per Redeemable Unit increased 19.4% from $1,261.98 to $1,506.43.
          The Partnership experienced a net trading gain of $21,911,201 before brokerage fees and expenses in 2010. Gains were primarily attributed to the Partnership’s/Funds’ trading in currencies, grains, U.S. and non-U.S. interest rates, metals and softs and were partially offset by losses in energy, livestock and indices. The net trading gain or loss for the Partnership/Funds are discussed on page 35 under Item 8. Financial Statements and Supplementary Data.
          In 2010, the most significant trading gains were experienced within the fixed income sector from long positions in European, U.S., and Japanese fixed-income futures. In this sector, prices increased during the first quarter on concerns that lending restrictions in China, possible reductions in U.S. stimulus measures, and Greece’s fiscal struggles might stifle the global economic rebound. Prices were then pressured higher during the second quarter amid an unexpected drop in U.S. consumer confidence, increased regulatory scrutiny of the financial industry, and the growing European debt crisis. During the third quarter, prices continued to climb higher due to concern that European governments may struggle to repay their debt and Chinese economic growth may be slowing. Within the currency markets, gains were achieved primarily during May, September and December. During May, short positions in the euro versus the U.S. dollar posted gains as the euro continued to weaken amid concerns over the Greek debt crisis. During September, long positions in the Australian dollar versus the U.S. dollar as the value of the Australian dollar rose against these currencies amid speculation that the Reserve Bank of Australia may raise interest rates in October. During December, short positions in the British pound versus the Australian dollar, Japanese yen, and Swiss franc resulted in gains as the value of the British pound declined against these currencies following lower-than-expected mortgage approval figures in the United Kingdom. Additional gains were experienced from long positions in the Australian dollar, Brazilian real and South African rand versus the U.S. dollar as the value of these currencies rose against the U.S. dollar after better-than-expected economic data spurred speculation that global growth is gathering momentum, boosting demand for higher-yielding and commodity-driven currencies. Within the agricultural complex, gains were experienced from long futures positions in the soybean complex and corn as prices increased after the U.S. Department of Agriculture said domestic and world supplies of these crops will be smaller than forecast and adverse weather threatened crops in South America. Further gains were recorded in October from long positions in sugar futures as prices rose amid worries that dry weather and port delays will curb shipments from Brazil, the world’s biggest producer of sugar.
          A portion of the Partnership’s gains for the year was offset by losses recorded in the energy markets from long futures positions in crude oil and its related products as prices declined amid speculation that China’s slowing economic activity and European sovereign debt problems would reduce energy demand.
          The Partnership experienced a net trading gain of $808,740 before brokerage fees and expenses in 2009. Gains were primarily attributed to the Partnership’s/Funds’ trading in currencies, energy, grains, lumber and metals and were partially offset by losses in livestock, indices, U.S. and non-U.S. interest rates and softs.
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

     Interest income is earned on 100% of the Partnership’s average daily equity maintained in cash (or the Partnership’s allocable portion of a Fund’s) in its account during each month at the 30-day U.S. Treasury bill rate determined weekly by CGM based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. Interest income for the three and twelve months ended December 31, 2010 increased by $41,384 and $42,139, respectively, as compared to the corresponding periods in 2009. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s and the Funds’ accounts and upon interest rates over which neither the Partnership nor CGM has control. The increase is due to higher U.S. Treasury bill rates as compared to the corresponding periods in 2009.
     Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees and clearing fees for the three and twelve months ended December 31, 2010 increased by $102,146 and $193,173, respectively, as compared to the corresponding periods in 2009. The increase in brokerage fees is primarily due to higher average net assets during the three and twelve months ended December 31, 2010, as compared to the corresponding periods in 2009.
     Management fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the three months ended December 31, 2010 decreased by $4,583 due to lower net assets during the three months ended December 31, 2010 and for the twelve months ended December 31, 2010 increased by $45,117, due to higher average net assets during the twelve months ended December 31, 2010, as compared to the corresponding periods in 2009.
     Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Administrative fees for the three and twelve months ended December 31, 2010 increased by $12,057 and $25,002, respectively, as compared to the corresponding periods in 2009. The increase in administrative fees is primarily due to higher average adjusted net assets during the three and twelve months ended December 31, 2010, as compared to the corresponding periods in 2009.
     Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter, as defined in the management agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and twelve months ended December 31, 2010 resulted in incentive fees accrual of $500,938 and $917,614, respectively. Trading performance for the three and twelve months ended December 31, 2009, resulted in incentive fees accrual of $42,297 and $1,307,243, respectively.
     The Partnership pays professional fees, which generally include legal and accounting expenses. Professional fees for the years ended December 31, 2010 and 2009 were $584,021 and $370,746, respectively.
     The Partnership pays other expenses, which generally include filing, reporting and data processing fees. Other expenses for the years ended December 31, 2010 and 2009 were $74,598 and $52,782, respectively.
     The Partnership experienced a net trading gain of $45,599,249 before brokerage fees and expenses in 2008. Gains were primarily attributed to the Partnership’s/Funds’ trading in currencies, energy, grains, indices, lumber, U.S. and non-U.S. interest rates, livestock, metals and softs.
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
     In allocating the assets of the Partnership among the Advisors, the General Partner considered past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time. Each Advisors’ percentage allocation and trading program is described in the “over view” section of this Item 7.
     (d) Off-balance Sheet Arrangements. None
     (e) Contractual Obligations. None
     (f) Operational Risk.
     The Partnership/Funds are directly exposed to market risk and credit risk, which arise in the normal course of their business activities. Slightly less direct, but of critical importance, are risks pertaining to operational and back office support. This is particularly the case in a rapidly changing and increasingly global environment with increasing transaction volumes and an expansion in the number and complexity of products in the marketplace.
     Such risks include:
     Operational/Settlement Risk — the risk of financial and opportunity loss and legal liability attributable to operational problems, such as inaccurate pricing of transactions, untimely trade execution, clearance and/or settlement, or the inability to process large volumes of transactions. The Partnership/Funds are subject to increased risks with respect to their trading activities in emerging market securities, where clearance, settlement, and custodial risks are often greater than in more established markets.
     Technological Risk — the risk of loss attributable to technological limitations or hardware failure that constrain the Partnership’s/Funds’ ability to gather, process, and communicate information efficiently and securely, without interruption, to customers, and in the markets where the Partnership/Funds participate.
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
     Partnership’s and the Funds’ Fair Value Measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. Management has concluded that based on available information in the marketplace, the Partnership’s and the Funds’ Level 1 assets and liabilities are actively traded.
     Accounting principles generally accepted in the United States of America (“GAAP”) also requires the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. Management has concluded that based on available information in the marketplace, there has not been a significant decrease in the volume and level of activity in the Partnership’s and the Funds’ Level 2 assets and liabilities.
     The Partnership and the Funds will separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e. to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.
     The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available, are priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investment in Funds reflects its proportional interest in the Funds. As of and for the years ended December 31, 2010 and 2009, the Partnership and the Funds did not hold any derivative instruments that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). The gross presentation of the fair value of the Partnership’s derivatives by instrument type is shown in Note 4, “Trading Activities” on the financial statements.
     Futures Contracts. The Partnership and the Funds trade futures contracts and exchange cleared swaps. Exchange cleared swaps are swaps that are traded as futures. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. When the contract is closed, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.
     Forward Foreign Currency Contracts. Foreign currency contracts are contracts where the Partnership and the Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and Partnership’s and the Funds’ net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Realized gains (losses) and changes in unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively and are included in the Statements of Income and Expenses.

     The Partnership and the Funds do not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in net gain (loss) on investments in the Statements of Income and Expenses.
     London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Partnership and the Funds are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and Funds. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Partnership and Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Realized gains (losses) and changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses.
     Options. The Partnership and the Funds may purchase and write (sell) both exchange-listed and OTC options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Partnership and the Funds write an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Partnership and the Funds purchase an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Realized gains (losses) and changes in unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses.

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
     “Value at Risk” is a measure of the maximum amount which the Partnership/Funds could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership’s/Funds’ speculative trading and the recurrence in the markets traded by the Partnership/Funds of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership’s/Funds’ experience to date (i.e., “risk of ruin”). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership’s/Funds’ losses in any market sector will be limited to Value at Risk or by the Partnership’s/Funds’ attempts to manage their market risk.
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
     The Partnership’s risk exposure in the various market sectors traded by the Advisors is quantified below in terms of Value at Risk. Due to the Partnership’s/Funds’ mark-to-market accounting, any loss in the fair value of the Partnership’s open positions including investments in other partnerships, is directly reflected in the Partnership’s earnings (realized and unrealized) and cash balances. Exchange maintenance margin requirements have been used by the Partnership as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day intervals. The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component which is not relevant to Value at Risk.

     In the case of market sensitive instruments which are not exchange-traded (almost exclusively currencies in the case of the Partnership/Funds), the margin requirements for the equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, dealers’ margins have been used.
     The fair value of the Partnership’s/Funds’ futures and forward contracts does not have any optionality component. However, the Advisors may trade commodity options. The Value at Risk associated with options is reflected in the following tables as the margin requirement attributable to the instrument underlying each option. Where this instrument is a futures contract, the futures margin, and where this instrument is a physical commodity, the futures-equivalent maintenance margin has been used. This calculation is conservative in that it assumes that the fair value of an option will decline by the same amount as the fair value of the underlying instrument, whereas, in fact, the fair values of the options traded by the Partnership/Funds in almost all cases fluctuate to a lesser extent than those of the underlying instruments.
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
     The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2010 and 2009. As of December 31, 2010, the Partnership’s total capitalization was $183,525,601.

		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$3,742,488	2.05%
Energy	3,712,642	2.02%
Grains	610,757	0.33%
Indices	3,061,953	1.67%
Interest Rates U.S.	653,137	0.36%
Interest Rates Non-U.S.	1,216,750	0.66%
Livestock	268,789	0.15%
Lumber	1,435	0.00%*
Metals	1,427,354	0.78%
Softs	756,573	0.41%

Total	$15,451,878	8.43%

*	Due to rounding.
     As of December 31, 2009, the Partnership’s total capitalization was $166,705,672.

		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$2,371,409	1.42%
Energy	8,063,378	4.83%
Grains	510,287	0.31%
Indices	2,931,969	1.76%
Interest Rates U.S.	1,079,007	0.65%
Interest Rates Non-U.S.	1,723,417	1.03%
Livestock	77,719	0.05%
Lumber	3,696	0.00%*
Metals	913,618	0.55%
Softs	580,880	0.35%

Total	$18,255,380	10.95%

*	Due to rounding.

     The following tables indicate the trading Value at Risk associated with the Partnership’s investments and investments in other Partnerships by market category as of December 31, 2010 and December 31, 2009, the highest and lowest value at any point and the average value during the years. All open position trading risk exposures have been included in calculating the figures set forth below. As of December 31, 2010, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:
December 31, 2010

				Low	Average
		% of Total	High	Value at	Value at
Market Sector	Value at Risk	Capitalization	Value at Risk	Risk	Risk*
Currencies	$1,070,681	0.58%	$8,643,224	$1,620,748	$2,949,106
Energy	756,948	0.41%	1,430,685	440,556	761,191
Grains	318,900	0.17%	738,061	180,375	346,994
Indices	1,200,793	0.66%	2,979,873	798,017	1,950,676
Interest Rates U.S.	499,400	0.27%	1,930,750	288,485	942,116
Interest Rates Non-U.S.	571,973	0.31%	3,055,102	281,406	1,478,558
Livestock	145,900	0.08%	268,450	32,850	111,777
Metals	779,984	0.43%	1,077,058	286,188	619,746
Softs	476,838	0.26%	690,412	192,635	402,287

Total	$5,821,417	3.17%

*	Annual average of month-end Value at Risk
     As of December 31, 2009, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:
December 31, 2009

				Low	Average
		% of Total	High	Value at	Value at
Market Sector	Value at Risk	Capitalization	Value at Risk	Risk	Risk*
Currencies	$1,964,328	1.18%	$10,152,349	$951,436	$5,360,065
Energy	558,730	0.33%	14,726,004	352,687	3,201,365
Grains	423,218	0.25%	1,331,537	247,378	608,962
Indices	2,445,305	1.47%	5,381,090	10,000	2,726,142
Interest Rates U.S.	985,850	0.59%	2,930,108	341,125	1,488,257
Interest Rates Non-U.S.	1,450,748	0.87%	6,017,060	1,317,272	2,593,218
Livestock	50,150	0.03%	384,144	42,050	120,965
Metals	383,493	0.23%	1,329,686	226,929	707,811
Softs	393,558	0.24%	1,015,509	288,753	615,627

Total	$8,655,380	5.19%

*	Annual average of month-end Value at Risk
     As of December 31, 2010, Altis Master’s total capitalization was $63,685,511. The Partnership owned approximately 27.6% of Altis Master. As of December 31, 2010, the Altis Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Altis for trading) was as follows:
December 31, 2010

				Low	Average
		% of Total	High	Value at	Value at
Market Sector	Value at Risk	Capitalization	Value at Risk	Risk	Risk *
Currencies	$3,113,522	4.89%	$3,481,070	$143,363	$2,231,735
Energy	1,077,195	1.69%	2,479,469	236,868	1,086,124
Grains	483,876	0.76%	915,463	136,257	435,755
Indices	1,251,469	1.97%	7,740,340	220,942	2,503,689
Interest Rates U.S.	191,408	0.30%	1,193,750	110,116	570,835
Interest Rates Non-U.S.	733,663	1.15%	1,849,973	183,212	1,000,258
Livestock	107,232	0.17%	170,400	22,320	82,718
Lumber	5,200	0.01%	27,500	1,100	9,287
Metals	1,079,175	1.69%	2,589,641	241,177	1,152,447
Softs	747,574	1.17%	937,879	199,670	499,464

Total	$8,790,314	13.80%

*	Annual average of month-end Value at Risk

     As of December 31, 2009, Altis Master’s total capitalization was $84,307,758. The Partnership owned approximately 33.6% of Altis Master. As of December 31, 2009, the Altis Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Altis for trading) was as follows:
December 31, 2009

				Low	Average
		% of Total	High	Value at	Value at
Market Sector	Value at Risk	Capitalization	Value at Risk	Risk	Risk *
Currencies	$1,211,550	1.44%	$2,264,297	$598,360	$1,468,143
Energy	247,290	0.29%	2,143,145	247,290	1,110,020
Grains	259,135	0.31%	1,137,757	169,964	495,014
Indices	1,448,404	1.72%	3,383,400	38,250	1,540,807
Interest Rates U.S.	277,254	0.33%	1,344,800	265,892	688,612
Interest Rates Non-U.S.	811,515	0.96%	2,354,713	801,993	1,420,442
Livestock	82,050	0.10%	302,700	76,770	154,601
Lumber	11,000	0.01%	50,600	3,600	20,792
Metals	1,577,754	1.87%	1,948,265	507,229	1,335,488
Softs	557,507	0.66%	815,920	310,795	531,234

Total	$6,483,459	7.69%

*	Annual average of month-end Value at Risk
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
     As of December 31, 2010, Sasco Master’s total capitalization was $81,683,630. The Partnership owned approximately 22.8% of Sasco Master. As of December 31, 2010, the Sasco Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Sasco for trading) was as follows:
December 31, 2010

				Low	Average
		% of Total	High	Value at	Value at
Market Sector	Value at Risk	Capitalization	Value at Risk	Risk	Risk*
Energy	$9,618,175	11.77%	$16,002,038	$2,149,045	$10,344,808

Totals	$9,618,175	11.77%

*	Annual average of month-end Value at Risk

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
     As of December 31, 2010, Waypoint Master’s total capitalization was $41,247,646. The Partnership owned approximately 52.0% of Waypoint Master. As of December 31, 2010, the Waypoint Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Waypoint for trading) was as follows:
December 31, 2010

				Low	Average
		% of Total	High	Value at	Value at
Market Sector	Value at Risk	Capitalization	Value at Risk	Risk	Risk *
Currencies	$1,878,430	4.55%	$11,817,974	$633,809	$5,198,266
Indices	901,236	2.18%	1,613,660	100,993	790,428
Metals	80,750	0.20%	216,436	31,500	66,207

Total	$2,860,416	6.93%

*	For the period March 1, 2010 (commencement of trading operations) to December 31, 2010 average of month-end Value at Risk
     As of December 31, 2010, PGR Master’s total capitalization was $20,386,581. The Partnership owned approximately 74.9% of PGR Master. As of December 31, 2010, the PGR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to PGR for trading) was as follows:
December 31, 2010

				Low	Average
		% of Total	High	Value at	Value at
Market Sector	Value at Risk	Capitalization	Value at Risk	Risk	Risk *
Currencies	$183,120	0.90%	$183,120	$103,066	$154,058
Energy	252,600	1.24%	252,600	107,024	195,337
Grains	111,250	0.54%	111,250	43,750	83,625
Indices	617,024	3.03%	621,232	385,104	524,198
Interest Rates U.S.	80,800	0.40%	141,150	66,450	81,150
Interest Rates Non-U.S.	180,603	0.89%	265,434	135,161	161,976
Livestock	10,000	0.05%	11,000	6,000	9,500
Metals	162,000	0.79%	162,000	69,500	125,875
Softs	98,003	0.48%	109,657	57,757	89,793

Total	$1,695,400	8.32%

*	For the period November 1, 2010 (commencement of trading operations) to December 31, 2010 average of month-end Value at Risk

     As of December 31, 2010, Blackwater Master’s total capitalization was $25,938,011. The Partnership owned approximately 77.3% of Blackwater Master. As of December 31, 2010, the Blackwater Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Blackwater for trading) was as follows:
December 31, 2010

				Low	Average
		% of Total	High	Value at	Value at
Market Sector	Value at Risk	Capitalization	Value at Risk	Risk	Risk *
Currencies	$903,667	3.48%	$903,667	$577,300	$765,383
Energy	357,370	1.38%	508,250	184,174	350,610
Grains	97,000	0.37%	97,000	30,000	48,500
Indices	756,741	2.92%	1,256,105	756,741	941,241
Interest Rates U.S.	52,250	0.20%	171,550	14,700	33,475
Interest Rates Non-U.S.	397,172	1.53%	445,693	86,447	358,644
Livestock	111,000	0.43%	111,000	40,000	97,000
Metals	240,867	0.93%	346,947	240,866	283,148

Total	$2,916,067	11.24%

*	For the period November 1, 2010 (commencement of trading operations) to December 31, 2010 average of month-end Value at Risk
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
     The following were the primary trading risk exposures of the Partnership as of December 31, 2010 by market sector.
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
     Currencies. The Partnership’s/Funds’ currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The General Partner does not anticipate that the risk profile of the Partnership’s/Funds’ currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S. dollar-based Partnership/Funds in expressing Value at Risk in a functional currency other than U.S. dollars.
     Stock Indices. The Partnership’s/Funds’ primary equity exposure is to equity price risk in the G-8 countries. The stock index futures traded by the Partnership/Funds are limited to futures on broadly based indices. As of December 31, 2010 the

Partnership’s/Funds’ primary exposures were in the Hong Kong Futures Exchange (HKFE) and Sydney Futures Exchange (SFE) stock indices. The General Partner anticipates little, if any, trading in non-G-8 stock indices. The Partnership/Funds are primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Partnership/Funds to avoid being “whipsawed” into numerous small losses.)
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
   Qualitative Disclosures Regarding Non-Trading Risk Exposure
     The following were the only non-trading risk exposures of the Partnership/Funds as of December 31, 2010.
     Foreign Currency Balances. The Partnership’s/Funds’ primary foreign currency balances are in Japanese yen, Euro and British pounds. The Advisors regularly convert foreign currency balances to dollars in an attempt to control the Partnership’s/Funds’ non-trading risk.
   Qualitative Disclosures Regarding Means of Managing Risk Exposure
     The General Partner monitors and attempts to control the Partnership’s/Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Funds may be subject.
     The General Partner monitors the Partnership’s/Funds’ performance and the concentration of open positions, and consults with the Advisors concerning the Partnership’s/Funds’ overall risk profile. If the General Partner felt it necessary to do so, the General Partner could require the Advisors to close out positions as well as enter positions traded on behalf of the Partnership/Funds. However, any such intervention would be a highly unusual event. The General Partner primarily relies on the Advisors’ own risk control policies while maintaining a general supervisory overview of the Partnership’s/Funds’ market risk exposures.
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

Item 8. Financial Statements and Supplementary Data.
EMERGING CTA PORTFOLIO L.P.
     The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Reports of Independent Registered Public Accounting Firms, for the years ended December 31, 2010, 2009, and 2008; Statements of Financial Condition at December 31, 2010 and 2009; Condensed Schedules of Investments at December 31, 2010 and 2009; Statements of Income and Expenses for the years ended December 31, 2010, 2009, and 2008; Statements of Changes in Partners’ Capital for the years ended December 2010, 2009, and 2008; and Notes to Financial Statements. Additional financial information has been filed as Exhibits to this Form 10-K.

To the Limited Partners of
Emerging CTA Portfolio L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Walter Davis
President and Director
Ceres Managed Futures LLC
General Partner,
Emerging CTA Portfolio L.P.

Ceres Managed Futures LLC
522 Fifth Avenue
14th Floor
New York, NY 10036
212-296-1999

Management’s Report on Internal Control Over Financial Reporting

The management of Emerging CTA Portfolio L.P. (the Partnership), Ceres Managed Futures LLC is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 and for our assessment of internal control over financial reporting. The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Partnership’s internal control over financial reporting includes those policies and procedures that:

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

The management of Emerging CTA Portfolio L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2010 based on the criteria referred to above.

Walter Davis President and Director Ceres Managed Futures LLC General Partner, Emerging CTA Portfolio L.P.	Jennifer Magro Chief Financial Officer and Director Ceres Managed Futures LLC General Partner, Emerging CTA Portfolio L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of
Emerging CTA Portfolio L.P.:
We have audited the accompanying statements of financial condition of Emerging CTA Portfolio L.P. (the “Partnership”), including the condensed schedules of investments, as of December 31, 2010 and 2009, and the related statements of income and expenses, and changes in partners’ capital for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Partnership for the year ended December 31, 2008 were audited by other auditors whose report, dated March 26, 2009, expressed an unqualified opinion on those statements.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such 2010 and 2009 financial statements present fairly, in all material respects, the financial position of Emerging CTA Portfolio L.P. as of December 31, 2010 and 2009, and the results of its operations and its changes in partners’ capital for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
New York, New York
March 23, 2011

Report of Independent Registered Public Accounting Firm
To the Partners of
Emerging CTA Portfolio L.P.:
In our opinion, the accompanying statement of income and expenses, and statement of changes in partners’ capital present fairly, in all material respects, the financial position of Emerging CTA Portfolio L.P. (formerly known as Citigroup Emerging CTA Portfolio L.P.) at December 31, 2008 and the results of its operations for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Partnership’s internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
/s/ PricewaterhouseCoopers LLP
New York, New York
March 26, 2009

Emerging CTA Portfolio L.P.
Statements of Financial Condition
December 31, 2010 and 2009

	2010	2009

Assets:
Investment in Funds, at fair value (Note 5)	$93,009,857	$63,868,859
Equity in trading account:
Cash (Note 3c)	85,698,856	94,883,891
Cash margin (Note 3c)	5,943,791	11,750,313
Net unrealized appreciation on open futures contracts	1,516,219	744,126
Net unrealized appreciation on open forward contracts	19,265	—
Options purchased, at fair value (cost $854,880 at December 31, 2010)	901,226	—

	187,089,214	171,247,189
Interest receivable (Note 3c)	7,439	1,454

Total assets	$187,096,653	$171,248,643

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$—	$1,025,915
Accrued expenses:
Brokerage fees (Note 3c)	545,698	496,483
Management fees (Note 3b)	279,142	282,773
Administrative fees (Note 3a)	77,685	70,693
Incentive fees (Note 3b)	500,939	42,297
Professional fees	71,978	50,699
Other	35,945	12,031
Redemptions payable (Note 6)	2,059,665	2,562,080

Total liabilities	3,571,052	4,542,971

Partners’ Capital: (Notes 1 and 6)
General Partner, 1,302.6036 unit equivalents outstanding at December 31, 2010 and 2009, respectively	1,927,332	1,831,956
Limited Partners, 122,734.7189 and 117,232.3714 Redeemable Units outstanding at December 31, 2010 and 2009, respectively	181,598,269	164,873,716

Total partners’ capital	183,525,601	166,705,672

Total liabilities and partners’ capital	$187,096,653	$171,248,643

Net asset value per unit	$1,479.60	$1,406.38

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.
Condensed Schedule of Investments
December 31, 2010

	Notional ($)/
	Number of		% of Partners’
	Contracts	Fair Value	Capital

Futures Contracts Purchased
Currencies	200	$313,957	0.17%
Energy	62	233,896	0.13
Grains	250	538,738	0.29
Indices	163	16,869	0.01
Interest Rates U.S.	592	135,855	0.07
Interest Rates Non-U.S.	640	125,143	0.07
Livestock	214	259,202	0.14
Metals	75	315,525	0.17
Softs	66	18,323	0.01

Total futures contracts purchased		1,957,508	1.06

Futures Contracts Sold
Currencies	114	(56,972)	(0.03)
Energy	159	(55,211)	(0.03)
Grains	75	(191,587)	(0.10)
Indices	97	156,446	0.09
Interest Rates U.S.	6	25	0.00 *
Interest Rates Non-U.S.	22	7,402	0.00 *
Livestock	170	(207,591)	(0.11)
Softs	115	(93,801)	(0.05)

Total futures contracts sold		(441,289)	(0.23)

Unrealized Appreciation on Forward Contracts
Currencies	$76,652,847	1,610,313	0.88
Metals	92	805,081	0.44

Total unrealized appreciation on forward contracts		2,415,394	1.32

Unrealized Depreciation on Forward Contracts
Currencies	$69,670,836	(1,639,341)	(0.89)
Metals	88	(756,788)	(0.41)

Total unrealized depreciation on forward contracts		(2,396,129)	(1.30)

Options Purchased
Calls
Energy	106	295,740	0.16
Metals	109	574,070	0.31
Softs	11	31,416	0.02

Total options purchased		901,226	0.49

Investment in Funds
CMF Altis Partners Master Fund L.P.		17,568,791	9.57
CMF Sasco Master Fund L.P.		18,664,413	10.17
Waypoint Master Fund L.P.		21,455,619	11.69
Blackwater Master Fund LP		20,047,327	10.92
PGR Master Fund LP		15,273,707	8.32

Total investment in Funds		93,009,857	50.67

Total fair value		$95,446,567	52.01%

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

Investment in Funds
CMF Altis Partners Master Fund LP		28,338,180	17.00
CMF Avant Master Fund LP		11,500,341	6.90
CMF Sasco Master Fund LP		24,030,338	14.41

Total investment in Funds		63,868,859	38.31

Total fair value		$63,587,070	38.14%

* Due to rounding.

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.
Statements of Income and Expenses
for the years ended December 31, 2010, 2009 and 2008

	2010	2009	2008

Income:
Net gains (losses) on trading of commodity interests and investment in Funds:
Net realized gains (losses) on closed contracts	$4,932,111	$3,589,030	$23,060,216
Net realized gains (losses) on investment in Funds	6,862,477	3,304,237	19,350,420
Change in net unrealized gains (losses) on open contracts	1,863,619	(5,150,348)	4,099,625
Change in net unrealized gains (losses) on investments in Funds	8,252,994	(934,179)	(911,012)

Gain (loss) from trading, net	21,911,201	808,740	45,599,249
Interest income (Note 3c)	100,062	96,229	1,433,012
Interest income from investment in Funds	89,453	51,147	605,043

Total income (loss)	22,100,716	956,116	47,637,304

Expenses:
Brokerage fees (Note 3c)	7,138,973	6,945,800	6,174,578
Management fees (Note 3b)	3,410,998	3,365,881	3,216,409
Administrative fees (Note 3a)	866,472	841,470	809,580
Incentive fees (Note 3b)	917,614	1,307,243	5,895,126
General Partner incentive fees (Note 3a)	—	—	1,750,838
Professional fees	584,021	370,746	343,452
Other	74,598	52,782	38,466

Total expenses	12,992,676	12,883,922	18,228,449

Net income (loss)	$9,108,040	$(11,927,806)	$29,408,855

Net income (loss) per unit (Note 7)	$73.22	$(102.13)	$244.45

Weighted average units outstanding	122,411.2378	115,611.6683	118,955.0099

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.
Statements of Changes in Partners’ Capital
for the years ended December 31, 2010, 2009 and 2008

	Limited	General
	Partners	Partner	Total

Partners’ Capital at December 31, 2007	$138,771,008	$162,796	$138,933,804
Net income (loss)	29,377,322	31,533	29,408,855
Subscriptions of 33,621.0347 Redeemable Units	45,104,000	—	45,104,000
Redemptions of 32,691.6051 Redeemable Units	(46,200,870)	—	(46,200,870)

Partners’ Capital at December 31, 2008	167,051,460	194,329	167,245,789
Net income (loss)	(11,865,433)	(62,373)	(11,927,806)
Subscriptions of 32,652.7934 Redeemable Units and 1,173.6036 General Partner unit equivalents	47,627,000	1,700,000	49,327,000
Proceeds from Limited Partners redemption fees	238,562	—	238,562
Redemptions of 26,312.7107 Redeemable Units	(38,177,873)	—	(38,177,873)

Partners’ Capital at December 31, 2009	164,873,716	1,831,956	166,705,672
Net income (loss)	9,012,664	95,376	9,108,040
Subscriptions of 26,464.2572 Redeemable Units	37,194,829	—	37,194,829
Redemptions of 20,961.9097 Redeemable Units	(29,482,940)	—	(29,482,940)

Partners’ Capital at December 31, 2010	$181,598,269	$1,927,332	$183,525,601

Net asset value per unit:

2008:	$1,506.43

2009:	$1,406.38

2010:	$1,479.60

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.
Notes to Financial Statements
December 31, 2010

1.	Partnership Organization:

Emerging CTA Portfolio L.P. (the “Partnership”) is a limited partnership that was organized on July 7, 2003 under the partnership laws of the State of New York. The objective of the Partnership is to achieve capital appreciation through the allocation of assets to a “blind pool” of early-stage commodity trading advisors which engage, directly and indirectly, in speculative trading of a diversified portfolio of commodity interests, including futures contracts, options and forward contracts. The Partnership may also enter into swap and other derivative transactions with the approval of the General Partner (defined below). The sectors traded include currencies, livestock, energy, grains, metals, indices, softs, and U.S. and non-U.S. interest rates. The Partnership and the Funds, (as defined in Note 5 “Investment in Funds”) may trade futures, forwards and option contracts of any kind. The commodity interests that are traded by the Partnership and the Funds are volatile and involve a high degree of market risk.

Between December 1, 2003 (commencement of the offering period) and August 5, 2004, 20,872 redeemable units of limited partnership interest (“Redeemable Units”) were sold at $1,000 per Redeemable Unit. The proceeds of the initial offering were held in an escrow account until August 6, 2004, at which time they were remitted to the Partnership for trading. The Partnership is authorized to sell 300,000 units and continues to offer Redeemable Units to qualified investors.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership, owns a minority equity interest in MSSB Holdings. Citigroup Inc. (“Citigroup”), indirectly through various subsidiaries, wholly owns CGM. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup. As of December 31, 2010, all trading decisions for the Partnership are made by the Advisors (as defined in note 3(b)).

The General Partner and each limited partner of the Partnership (each a “Limited Partner”) share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no Limited Partner shall be liable for obligations of the Partnership in excess of such Limited Partners capital contribution and profits, if any, net of distributions.

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

2.	Accounting Policies:

a.	Use of Estimates. The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

Emerging CTA Portfolio L.P.
Notes to Financial Statements
December 31, 2010

b.	Statement of Cash Flows. The Partnership is not required to provide a Statement of Cash Flows.

c.	Partnership’s and the Funds’ Investments. All commodity interests held by the Partnership and the Funds (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses.

Partnership’s and the Funds’ Fair Value Measurements.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. Management has concluded that based on available information in the marketplace, the Partnership’s and the Funds’ Level 1 assets and liabilities are actively traded.

GAAP also requires the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. Management has concluded that based on available information in the marketplace, there has not been a significant decrease in the volume and level of activity in the Partnership’s and the Fund’s Level 2 assets and liabilities.

The Partnership and the Funds will separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e. to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the years ended December 31, 2010 and 2009, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing

Emerging CTA Portfolio L.P.
Notes to Financial Statements
December 31, 2010

models (Level 3). The gross presentation of the fair value of the Partnership’s derivatives by instrument type is shown in Note 4, “Trading Activities”.

		Quoted Prices in		Significant
		Active Markets	Significant Other	Unobservable
		for Identical	Observable Inputs	Inputs
	12/31/2010	Assets (Level 1)	(Level 2)	(Level 3)

Assets
Investment in Funds	$93,009,857	$—	$93,009,857	$—
Futures	1,516,219	1,516,219	—	—
Forwards	48,293	48,293	—	—
Options purchased	901,226	901,226	—	—

Total assets	95,475,595	2,465,738	93,009,857	—

Liabilities
Forwards	$29,028	$—	$29,028	$—

Total liabilities	29,028	—	29,028	—

Total fair value	$95,446,567	$2,465,738	$92,980,829	$—

		Quoted Prices in		Significant
		Active Markets	Significant Other	Unobservable
		for Identical	Observable Inputs	Inputs
	12/31/2009	Assets (Level 1)	(Level 2)	(Level 3)

Assets
Investment in Funds	$63,868,859	$—	$63,868,859	$—
Futures	744,126	744,126	—	—

Total assets	64,612,985	744,126	63,868,859	—

Liabilities
Forwards	$1,025,915	$100,478	$925,437	$—

Total liabilities	1,025,915	100,478	925,437	—

Total fair value	$63,587,070	$643,648	$62,943,422	$—

d.	Futures Contracts. The Partnership and the Funds trade futures and exchange-cleared swaps contracts. Exchange-cleared swaps are swaps that are traded as futures. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery can not occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and Funds. When the contract is closed, the Partnership and Funds records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.

e.	Forward Foreign Currency Contracts. Foreign currency contracts are contracts where the Partnership and the Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership’s and Funds’ net equity therein, representing unrealized gain or loss on the

Emerging CTA Portfolio L.P.
Notes to Financial Statements
December 31, 2010

contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Realized gains (losses) and changes in unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Statements of Income and Expenses.

The Partnership and the Funds do not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in net gain (loss) on investments in the Statements of Income and Expenses.

f.	London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Partnership and the Funds are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Realized gains (losses) and changes in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses.

g.	Options. The Partnership and the Funds may purchase and write (sell) both exchange-listed and over-the-counter (“OTC”), options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Partnership and the Funds write an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Partnership and the Funds purchase an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Realized gains (losses) and changes in unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses.

h.	Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on their share of the Partnership’s income and expenses.

GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements and requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that no provision for income tax is required in the Partnership’s financial statements.

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. Generally, the 2007 through 2010 tax years remain subject to examination by U.S. federal and most state tax authorities. Management does not believe that there are any uncertain tax positions that require recognition of a tax liability.

Emerging CTA Portfolio L.P.
Notes to Financial Statements
December 31, 2010

i.	Subsequent Events. Management of the Partnership evaluates events that occur after the balance sheet date but before financial statements are filed. Management has assessed the subsequent events through the date of filing and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

j.	Net Income (Loss) per Unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 7, “Financial Highlights”.

3.	Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Partnership including selecting one or more advisors to make trading decisions for the Partnership. The Partnership pays the General Partner a monthly administration fee equal to 1/24 of 1% (0.5% per year) of month-end Net Assets. Month-end Net Assets, for the purpose of calculating administrative fees, are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fees, incentive fee accruals, the General Partner’s administrative fee and any redemptions or distributions as of the end of such month. The Partnership will also pay the General Partner an incentive fee payable annually equal to 5% of the Partnership’s overall New Trading Profits, as defined in the Limited Partnership Agreement, earned in each calendar year. For the years ended December 31, 2010, 2009 and 2008, the General Partner earned incentive fees of $0, $0, and $1,750,838, respectively.

b.	Management Agreement:

The Partnership consists of individually managed accounts where the underlying advisors will be unknown to the Limited Partners. The General Partner, on behalf of the Partnership, has entered into management agreements (the “Management Agreements”) with eleven registered commodity trading advisors (the “Advisors”). The Advisors are not affiliated with one another, are not affiliated with the General Partner or CGM and are not responsible for the organization or operation of the Partnership. The Partnership pays the Advisors a monthly management fee ranging from 1% to 2% per year of month-end Net Assets allocated to each Advisor. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fees, incentive fee accruals, the General Partner’s administrative fee and any redemptions or distributions as of the end of such month. Each Management Agreement may be terminated by either party.

In addition, the Partnership is obligated to pay each Advisor an incentive fee, payable quarterly, ranging from 17% to 20% of the New Trading Profits, as defined in the Management Agreements, earned by the Advisors for the Partnership during each calendar quarter.

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

Emerging CTA Portfolio L.P.
Notes to Financial Statements
December 31, 2010

c.	Customer Agreement:

The Partnership has entered into a customer agreement (the “Customer Agreement”) which provides that the Partnership will pay CGM a monthly brokerage fee equal to 7/24 of 1% (3.5% per year) of month-end Net Assets, as defined, in lieu of brokerage fees on a per trade basis. Month-end Net Assets, for the purpose of calculating brokerage fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s brokerage fee, incentive fee accruals, management fees, the General Partner’s administrative fee, other expenses and any redemptions or distributions as of the end of such month. CGM will pay a portion of its brokerage fees to other properly registered selling agent and to financial advisors who have sold Redeemable Units. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. This fee may be increased or decreased at any time at CGM’s discretion upon written notice to the Partnership. The Partnership will pay for National Futures Association fees, as well as exchange, clearing, user, give-up and floor brokerage fees (collectively the “clearing fees”) directly and through its investment in the Funds. All of the Partnership’s assets, not held in the Funds’ accounts at CGM, are deposited in the Partnership’s account at CGM. The Partnership’s assets are deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2010 and 2009, the amounts of cash held for margin requirements was $5,943,791 and $11,750,313, respectively. CGM will pay the Partnership interest on 100% of the average daily equity maintained in cash in its (or the Partnership’s allocable portion of a Fund’s) account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement may be terminated upon notice by either party.

4.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses.

The Customer Agreements between the Partnership and CGM and the Funds and CGM give the Partnership and the Funds the legal right to net unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition. The Partnership and the Funds net, for financial reporting purposes, the unrealized gains and losses on open futures, options, exchange cleared swaps and forward contracts on the Statements of Financial Condition.

All of the commodity interests owned by the Partnership are held for trading purposes. The average number of futures contracts traded for the years ended December 31, 2010 and 2009 based on a monthly calculation, were 5,922 and 9,593, respectively. The average number of metals forward contracts traded for the years ended December 31, 2010 and 2009 based on a monthly calculation, were 414 and 565, respectively. The average number of option contracts for the years ended December 31, 2010 and 2009 based on a monthly calculation, were 21 and 31, respectively. The average notional values of currency forward contracts for the years ended December 31, 2010 and 2009 based on a monthly calculation, were $319,994,839 and $348,990,463, respectively. In prior year, the average contracts and average notional values were based on a quarterly and not a monthly calculation. The amounts for the year ended December 31, 2009 have been revised accordingly.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, additions and redemptions.

Emerging CTA Portfolio L.P.
Notes to Financial Statements
December 31, 2010

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of December 31, 2010 and 2009.

Assets	December 31, 2010

Futures Contracts
Currencies	$423,873
Energy	282,296
Grains	552,787
Interest Rates Non-U.S.	151,118
Interest Rates U.S.	169,390
Indices	223,941
Livestock	259,202
Metals	315,525
Softs	43,918

Total unrealized appreciation on open futures contracts	$2,422,050

Liabilities
Futures Contracts
Currencies	$(166,888)
Energy	(103,611)
Grains	(205,637)
Interest Rates Non-U.S.	(18,572)
Interest Rates U.S.	(33,510)
Indices	(50,626)
Livestock	(207,591)
Softs	(119,396)

Total unrealized depreciation on open futures contracts	$(905,831)

Net unrealized appreciation on open futures contracts	$1,516,219 *

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

Assets	December 31, 2010

Forward Contracts
Currencies	$1,610,313
Metals	805,081

Total unrealized appreciation on open forward contracts	$2,415,394

Liabilities
Forward Contracts
Currencies	$(1,639,341)
Metals	(756,788)

Total unrealized depreciation on open forward contracts	$(2,396,129)

Net unrealized appreciation on open forward contracts	$19,265 **

**	This amount is in “Net unrealized appreciation on open forward contracts” on the Statements of Financial Condition.

Emerging CTA Portfolio L.P.
Notes to Financial Statements
December 31, 2010

Assets	December 31, 2010

Options Purchased
Energy	$295,740
Metals	574,070
Softs	31,416

Total options purchased	$901,226	***

***	This amount is in “Options purchased, at fair value” on the Statements of Financial Condition.

Assets	December 31, 2009

Futures Contracts
Currencies	$454,205
Energy	524,031
Grains	89,903
Indices	698,928
Interest Rates U.S.	312,507
Interest Rates Non-U.S.	320,014
Livestock	7,630
Metals	186,737
Softs	316,766

Total unrealized appreciation on open futures contracts	$2,910,721

Liabilities
Futures Contracts
Currencies	$(471,344)
Energy	(459,438)
Grains	(268,089)
Indices	(119,092)
Interest Rates U.S.	(365,712)
Interest Rates Non-U.S.	(301,168)
Livestock	(12,120)
Metals	(112,865)
Softs	(56,767)

Total unrealized depreciation on open futures contracts	(2,166,595)

Net unrealized appreciation on open futures contracts	$744,126 *

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

Assets
Forward Contracts
Currencies	$495,276
Metals	1,901,753

Total unrealized appreciation on open forward contracts	$2,397,029

Liabilities
Forward Contracts
Currencies	$(1,420,713)
Metals	(2,002,231)

Total unrealized depreciation on open forward contracts	(3,422,944)

Net unrealized depreciation on open forward contracts	$(1,025,915)**

**	This amount is in “Net unrealized depreciation on open forward contracts” on the Statements of Financial Condition.

Emerging CTA Portfolio L.P.
Notes to Financial Statements
December 31, 2010

The following tables indicate the trading gains and losses, by market sector, on derivative instruments for the years ended December 31, 2010 and 2009.

	December 31, 2010	December 31, 2009
Sector	Gain (Loss) from trading	Gain (Loss) from trading

Currencies	$12,820	$2,459,707
Energy	(1,917,475)	(1,657,789)
Grains	1,679,962	1,822,876
Indices	(2,016,474)	(2,244,361)
Interest Rates U.S.	3,138,674	45,747
Interest Rates Non-U.S.	2,745,405	(1,918,698)
Livestock	(208,703)	(161,189)
Softs	1,880,152	(204,378)
Metals	1,481,369	296,767

Total	$6,795,730	$(1,561,318)

5.	Investment in Funds:

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

On March 1, 2010, the assets allocated to Waypoint Capital Management LLC for trading were invested in the Waypoint Master Fund L.P. (“Waypoint Master”), a limited partnership organized under the

Emerging CTA Portfolio L.P.
Notes to Financial Statements
December 31, 2010

partnership laws of the State of New York. The Partnership purchased 26,581.6800 units of Waypoint Master with cash equal to $26,581,680. Waypoint Master was formed in order to permit accounts managed now or in the future by Waypoint using its Diversified Program, a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of Waypoint Master. Individual and pooled accounts currently managed by Waypoint, including the Partnership, are permitted to be limited partners of Waypoint Master. The General Partner and Waypoint believe that trading through this structure should promote efficiency and economy in the trading process.

On November 1, 2010, the assets allocated to PGR Capital LLP (“PGR”) for trading were invested in PGR Master Fund L.P. (“PGR Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased 14,913.0290 units of PGR Master with cash equal to $14,913,029. PGR Master was formed to permit accounts managed now or in the future by PGR using the Mayfair Program, a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner for PGR Master. Individual and pooled accounts currently managed by PGR, including the Partnership, are permitted to be limited partners of PGR Master. The General Partner and PGR believe that trading through this structure should promote efficiency and economy in the trading process.

On November 1, 2010, the assets allocated to Blackwater Capital Management LLC (“Blackwater”) for trading were invested in Blackwater Master Fund L.P. (“Blackwater Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased 15,674.6940 units of Blackwater Master with cash equal to $15,674,694. Blackwater Master was formed to permit accounts managed now or in the future by Blackwater using the Global Program, a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner for Blackwater Master. Individual and pooled accounts currently managed by Blackwater, including the Partnership, are permitted to be limited partners of Blackwater Master. The General Partner and Blackwater believe that trading through this structure should promote efficiency and economy in the trading process.

The General Partner is not aware of any material changes to any of the trading programs discussed above during the period year ended December 31, 2010.

Altis Master’s, Waypoint Master’s, Sasco Master’s, PGR Master’s and Blackwater Master’s (the “Funds”) trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. The Funds engage in such trading through commodity brokerage accounts maintained with CGM.

A limited partner may withdraw all or part of their capital contribution and undistributed profits, if any, from the Funds in multiples of the net asset value per Redeemable Unit as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the General Partner at least 3 days in advance of the Redemption Date. The Units are classified as a liability when the limited partner elects to redeem and informs the Funds.

Management, administrative and incentive fees are charged at the Partnership level. All clearing fees are borne by the Partnership and through its investment in the Funds. All other fees including CGM’s direct brokerage fees are charged at the Partnership level.

At December 31, 2010, the Partnership had approximately 27.6% of Altis Master, 52.0% of Waypoint Master, 22.8% of Sasco Master, 74.9% of PGR Master and 77.3% of Blackwater Master. At December 31, 2009, the Partnership owned approximately 33.6% of Altis Master, 65.1% of Sasco Master and 100.0% of Avant Master. It is the intention of the Partnership to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same and the redemption rights are not affected.

Emerging CTA Portfolio L.P.
Notes to Financial Statements
December 31, 2010

Summarized information reflecting the Total Assets, Liabilities and Capital for the Funds are shown in the following tables:

	December 31, 2010
	Total Assets	Total Liabilities	Total Capital

Altis Master	$64,276,767	$591,256	$63,685,511
Sasco Master	81,882,294	198,664	81,683,630
Waypoint Master	41,306,976	59,330	41,247,646
Blackwater Master	25,966,821	28,810	25,938,011
PGR Master	20,415,391	28,810	20,386,581

Total	$233,848,249	$906,870	$232,941,379

	December 31, 2009
	Total Assets	Total Liabilities	Total Capital

Altis Master	$84,341,762	$34,004	$84,307,758
Avant Master	13,259,355	1,759,171	11,500,184
Sasco Master	37,621,540	716,206	36,905,334

Total	$135,222,657	$2,509,381	$132,713,276

Summarized information reflecting the net gain (loss) from trading, total income (loss) and net income (loss) for the Funds are shown in the following tables.

	For the Period Ended December 31, 2010
	Gain (Loss) from	Total Income	Net Income
	trading, net	(Loss)	(Loss)

Altis Master	$8,818,344	$8,891,888	$8,600,743
Sasco Master	5,217,225	5,267,342	4,347,440
Waypoint Master	7,879,774	7,918,225	7,746,492
Blackwater Master	1,965,203	1,969,257	1,928,404
PGR Master	592,832	596,397	562,135

Total	$24,473,378	$24,643,109	$23,185,214

	For the Year Ended December 31, 2009
	Gain (Loss) from	Total Income	Net Income
	trading, net	(Loss)	(Loss)

Altis Master	$(4,037,646)	$(3,970,425)	$(4,128,406)
Avant Master	2,261,358	2,278,567	2,181,987
Sasco Master	3,282,459	3,299,341	2,690,111

Total	$1,506,171	$1,607,483	$743,692

Emerging CTA Portfolio L.P.
Notes to Financial Statements
December 31, 2010

Summarized information reflecting the Partnership’s investments in, and the operations of, the Funds are shown in the following tables:

	% of					Net
	Partnership’s			Expenses		Income	Investment	Redemptions
	Net Assets	Fair Value	Income (Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted

For the period ended December 31, 2010
Altis Master	9.57%	$17,568,791	$2,853,731	$58,825	$35,490	$2,759,416	Commodity Portfolio	Monthly
Avant Master	—	—	1,066,892	20,335	28,036	1,018,521	Commodity Portfolio	Monthly
Sasco Master	10.17%	18,664,413	4,228,129	345,024	175,986	3,707,119	Energy Portfolio	Monthly
Waypoint Master	11.69%	21,455,619	5,069,609	71,872	43,126	4,954,611	Commodity Portfolio	Monthly
Blackwater Master	10.92%	20,047,327	1,539,470	9,056	22,199	1,508,215	Commodity Portfolio	Monthly
PGR Master	8.32%	15,273,707	447,093	3,941	21,722	421,430	Commodity Portfolio	Monthly

Total		$93,009,857	$15,204,924	$509,053	$326,559	$14,369,312

	% of					Net
	Partnership’s			Expenses		Income	Investment	Redemptions
Funds	Net Assets	Fair Value	Income (Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted

For the year ended December 31, 2009
Altis Master	17.00%	$28,338,180	$(1,527,679)	$34,231	$20,605	$(1,582,515)	Commodity Portfolio	Monthly
Avant Master	6.90%	11,500,341	1,866,969	42,105	42,302	1,782,562	Commodity Portfolio	Monthly
Sasco Master	14.41%	24,030,338	2,081,915	321,983	71,659	1,688,273	Energy Portfolio	Monthly

Total		$63,868,859	$2,421,205	$398,319	$134,566	$1,888,320

6.	Subscriptions, Distributions and Redemptions:

Subscriptions are accepted monthly from investors and they become limited partners on the first day of the month after their subscription is processed. Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. A limited partner may require the Partnership to redeem their Redeemable Units at their net asset value as of the last day of any month on three business days’ notice to the General Partner. Redemption fees shall be for the benefit of the Partnership.

Emerging CTA Portfolio L.P.
Notes to Financial Statements
December 31, 2010

7.	Financial Highlights:

Changes in the net asset value per unit for the years ended December 31, 2010, 2009 and 2008 were as follows:

	2010	2009	2008

Net realized and unrealized gains (losses)*	$119.38	$(51.90)	$328.34
Interest income	1.55	1.30	17.22
Expenses**	(47.71)	(51.53)	(101.11)

Increase (decrease) for the year	73.22	(102.13)	244.45
Proceeds from Limited Partner redemption fees	—	2.08	—
Net asset value per unit, beginning of year	1,406.38	1,506.43	1,261.98

Net asset value per unit, end of year	$1,479.60	$1,406.38	$1,506.43

*	Includes brokerage fees.

**	Excludes brokerage fees.

	2010	2009	2008

Ratios to average net assets:
Net investment income (loss) before incentive fees***	(7.0)%	(6.9)%	(5.4)%

Operating expenses	7.1%	7.0%	6.7%
Incentive fees	0.5%	0.8%	4.8%

Total expenses	7.6%	7.8%	11.5%

Total return:
Total return before incentive fees	5.7%	(5.9)%	24.8%
Incentive fees	(0.5)%	(0.7)%	(5.4)%

Total return after incentive fees	5.2%	(6.6)%	19.4%

***	Interest income less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

8.	Financial Instrument Risks:

In the normal course of business, the Partnership and the Funds are parties to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or OTC. Exchange-traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include certain forwards and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

The risk to the Limited Partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and

Emerging CTA Portfolio L.P.
Notes to Financial Statements
December 31, 2010

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds have credit risk and concentration risk as the sole counterparty or broker with respect to the Partnership’s/Funds’ assets is CGM or a CGM affiliate. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through CGM, the Partnership’s/Funds’ counterparty is an exchange or clearing organization.

As both a buyer and seller of options, the Partnership/Funds pay or receive a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership/Funds to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Partnership/Funds do not consider these contracts to be guarantees.

The General Partner monitors and attempts to control the Partnership’s/Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Funds may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, exchange-cleared swaps, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Partnership’s/Funds’ business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for the Partnership of the years ended December 31, 2010 and 2009 are summarized below:

	For the period from	For the period	For the period	For the period from
	October 1, 2010 to	from July 1, 2010	from April 1, 2010	January 1, 2010 to
	December 31, 2010	to September 30, 2010	to June 30, 2010	March 31, 2010
Net realized and unrealized trading gains (losses) net of brokerage fees and clearing fees including interest income	$5,319,161	$11,405,095	$(3,454,489)	$1,691,976
Net income (loss)	$3,601,393	$9,816,731	$(4,674,606)	$364,522
Increase (decrease) in net asset value per unit	$28.89	$79.59	$(38.29)	$3.03

	For the period from	For the period	For the period	For the period from
	October 1, 2009 to	from July 1, 2009	from April 1, 2009	January 1, 2009 to
	December 31, 2009	to September 30, 2009	to June 30, 2009	March 31, 2009
Net realized and unrealized trading gains (losses) net of brokerage fees and clearing fees including interest income	$(5,954,444)	$3,874,342	$973,019	$(4,882,601)
Net income (loss)	$(7,133,081)	$2,368,105	$(827,973)	$(6,334,857)
Increase (decrease) in net asset value per unit	$(59.86)	$20.55	$(7.26)	$(55.56)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
     PricewaterhouseCoopers LLP (“PwC”) was previously the principal accountant for the Partnership through July 22, 2009. On July 22, 2009, PwC was dismissed as principal accountant and on July 23, 2009, Deloitte & Touche LLP (“Deloitte”) was engaged as the independent registered public accounting firm. The decision to change accountants was approved by the General Partner of the Partnership.
     In connection with the audit of the fiscal year ended December 31, 2008, and through July 22, 2009, there were no disagreements with PwC, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference thereto in its report on the financial statements for the corresponding year.
     The audit report of PwC on the financial statements of the Partnership as of and for the year ended December 31, 2008, did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principle.
Item 9A. Controls and Procedures.
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
     The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.
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
     The report included in “Item 8. Financial Statements and Supplementary Data.” includes management’s report on internal control over financial reporting (“Management’s Report”).
     There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.
Item 9B. Other Information. None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
     The Partnership has no officers, directors or employees and its affairs are managed by its General Partner. Investment decisions are made by the Advisors.
     The officers and directors of the General Partner are Walter Davis (President and Chairman of the Board of Directors), Jennifer Magro (Chief Financial Officer and Director), Michael McGrath (Director), Douglas J. Ketterer (Director), Ian Bernstein (Director), Harry Handler (Director), Patrick T. Egan (Director) and Alper Daglioglu (Director). Each director of the General Partner holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) Morgan Stanley Smith Barney Holdings LLC, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.
     Walter Davis, age 46, is President and Chairman of the Board of Directors of the General Partner (since June 2010). Mr. Davis was registered as an associated person of the General Partner and listed as a principal in June 2010. Mr. Davis is responsible for the oversight of the General Partner’s funds and accounts. Prior to the combination of Demeter Management LLC (“Demeter”) and the General Partner effective December 1, 2010, Mr. Davis served as Chairman of the Board of Directors and President of Demeter, a registered commodity pool operator. Mr. Davis was a principal and associated person of Demeter from May 2006 to December 2010 and July 2006 to December 2010, respectively. Mr. Davis was an associated person of Morgan Stanley DW Inc., a financial services firm, from August 2006 to April 2007, when, because of the merger of Morgan Stanley DW Inc. into Morgan Stanley & Co. Incorporated (“MS & Co.”), a global financial services firm, he became an associated person of MS & Co. (due to the transfer of his original registration as an associated person of Morgan Stanley DW Inc.). Prior to becoming an associated person in August 2006, Mr. Davis was responsible for overseeing the sales and marketing of MS & Co.’s managed futures funds to high net worth and institutional investors on a global basis. Mr. Davis withdrew as an associated person of MS & Co. in June 2009. Mr. Davis has been an associated person of Morgan Stanley Smith Barney LLC since June 2009. Morgan Stanley Smith Barney LLC is registered as a broker-dealer with FINRA, an investment adviser with the SEC and a futures commission merchant with the CFTC. Mr. Davis is a Managing Director of Morgan Stanley Smith Barney LLC and the Director of Morgan Stanley Smith Barney LLC’s Managed Futures Department. Prior to joining Morgan Stanley in September 1999, Mr. Davis worked for Chase Manhattan Bank’s Alternative Investment Group from January 1992 until September 1999, where his principal duties included marketing managed futures funds to high net worth investors, as well as developing and structuring managed futures funds. Throughout his career, Mr. Davis has been involved with the development, management and marketing of a diverse array of commodity pools, hedge funds and other alternative investment vehicles. Mr. Davis received an MBA in Finance and International Business from the Columbia University Graduate School of Business in 1992 and a BA in Economics from the University of the South in 1987.
     Jennifer Magro, age 39, is Chief Financial Officer and Director of the General Partner (since October 2006 and May 2005, respectively). Ms. Magro was listed as a principal in June 2005. Ms. Magro served as Vice President and Secretary of the General Partner from August 2001 to December 2010 and June 2010 to December 2010, respectively. She was also a Managing Director of Citi Alternative Investments (“CAI”), a division of Citigroup that administered its hedge fund and fund of funds business, and was Chief Operating Officer of CAI’s Hedge Fund Management Group from October 2006 to July 2009. Ms. Magro is responsible for the financial, administrative and operational functions of the General Partner. She is also responsible for the accounting and financial and regulatory reporting of the General Partner’s managed futures funds. From March 1999 to July 2009, Ms. Magro was responsible for the accounting and financial and regulatory reporting of Citigroup’s managed futures funds. She had similar responsibilities with CAI’s Hedge Fund Management Group (from October 2006 to July 2009). Prior to joining the General Partner in January 1996, Ms. Magro was employed by Prudential Securities Inc., a securities brokerage services company, (from July 1994) as a staff accountant whose duties included the calculation of net asset values for commodity pools and real estate investment products. Ms. Magro received a BS in Accounting from the State University of New York, Oswego in 1993.
     Michael McGrath, age 41, has been a Director of the General Partner since June 2010. Mr. McGrath was listed as a principal in June 2010. Mr. McGrath was a principal and Director of Demeter from May 2006 until Demeter’s combination with the General Partner in December 2010. Mr. McGrath is a Managing Director of Morgan Stanley Smith Barney LLC and currently serves as the

Head of Alternative Investments for the Global Wealth Management Group of Morgan Stanley Smith Barney LLC. He also serves on the Management Committee of the Global Wealth Management Group. Prior to his current role, Mr. McGrath served as the Director of Product Management for the Consulting Services Group in Morgan Stanley as well as the Chief Operating Officer for Private Wealth Management North America and Private Wealth Management Latin America (the Americas) and the Director of Product Development for Morgan Stanley’s Global Wealth Management Group. Mr. McGrath served as a Managing Director of Morgan Stanley from May 2004 until May 2009, when Mr. McGrath became a Managing Director of Morgan Stanley Smith Barney LLC. Mr. McGrath joined Morgan Stanley from Nuveen Investments, a publicly traded investment management company headquartered in Chicago, Illinois, where he worked from July 2001 to May 2004. At Nuveen Investments, Mr. McGrath served as a Managing Director and oversaw the development of alternative investment products catering to high net worth investors. Mr. McGrath received his BA degree from Saint Peters College in 1990, and currently serves on the school’s Board of Regents. He received his MBA in Finance from New York University in 1996.
     Douglas J. Ketterer, age 45, has been a Director of the General Partner since December 2010. Mr. Ketterer was listed as a principal in December 2010. Mr. Ketterer was a principal of Demeter from October 2003 until Demeter’s combination with the General Partner in December 2010. Mr. Ketterer is a Managing Director and Head of the U.S. Private Wealth Management Group within Morgan Stanley Smith Barney LLC. Mr. Ketterer joined MS & Co. in March 1990 and has served in many roles in the corporate finance/investment banking, asset management, and wealth management divisions of the firm; most recently as Chief Operating Officer, Wealth Management Group and Head of the Products Group with responsibility for a number of departments (including, among others, the Alternative Investments Group, Consulting Services Group, Annuities & Insurance Department and Retirement & Equity Solutions Group) which offered products and services through MS & Co.’s Global Wealth Management Group. Mr. Ketterer received his MBA from New York University’s Leonard N. Stern School of Business and his BS in Finance from the University at Albany’s School of Business.
     Ian Bernstein, age 48, is a Director of the General Partner. Mr. Bernstein has been a Director, and listed as a principal of the General Partner since December 2010. Mr. Bernstein held various positions, including Managing Director, within the Capital Markets group at Morgan Stanley DW Inc. from October 1984 to April 2007, when Morgan Stanley DW Inc. was merged into, its institutional affiliate, MS & Co. and became the Global Wealth Management Division of MS & Co. Mr. Bernstein first served as a Managing Director with MS & Co. in March 2004, prior to its merger with Morgan Stanley DW Inc. Since June 1, 2009, Mr. Bernstein has served as a Managing Director of Capital Markets at Morgan Stanley Smith Barney LLC, a new broker-dealer formed as a result of a joint venture between Citigroup and Morgan Stanley. The respective retail business of MS & Co. and Citigroup (formerly known as Smith Barney) was contributed to Morgan Stanley Smith Barney LLC. Mr. Bernstein has continued as Managing Director of both Morgan Stanley Smith Barney LLC, the retail broker-dealer, and MS & Co., the institutional broker-dealer, up to the present. Mr. Bernstein received his MBA from New York University’s Leonard N. Stern School of Business in 1988, and his BA from the University of Buckingham in 1980.
     Harry Handler, age 51, has been a Director of the General Partner since December 2010. Mr. Handler became registered as an associated person of the General Partner and listed as a principal in December 2010. Mr. Handler was a principal and associated person of Demeter from May 2005 until Demeter’s combination with the General Partner in December 2010, and from April 2006 until December 2010, respectively. He has been an associate member of the NFA since August 1985. Mr. Handler was an associated person of Morgan Stanley DW Inc., a financial services firm, from February 1984 to April 2007, when, because of the merger of Morgan Stanley DW Inc. into MS & Co., he became an associated person of MS & Co. due to the transfer of his original registration as an associated person of Morgan Stanley DW Inc. Mr. Handler withdrew as an associated person of MS & Co. in June 2009. Mr. Handler has been an associated person of Morgan Stanley Smith Barney LLC since June 2009. Mr. Handler serves as an Executive Director at Morgan Stanley Smith Barney LLC in the Global Wealth Management Group. Mr. Handler works in the Capital Markets Division and is responsible for Electronic Equity and Securities Lending. Additionally, Mr. Handler serves as Chairman of the Global Wealth Management Group’s Best Execution Committee. In his prior position, Mr. Handler was a Systems Director in Information Technology, in charge of Equity and Fixed Income Trading Systems along with the Special Products, such as Unit Trusts, Managed Futures, and Annuities. Prior to his transfer to the Information Technology Area, Mr. Handler managed the Foreign Currency and Precious Metals Trading Desk of Dean Witter, a financial services firm and predecessor company to Morgan Stanley, from July 1982 until January 1984. He also held various positions in the Futures Division where he helped to build the Precious Metals Trading Operation at Dean Witter. Before joining Dean Witter, Mr. Handler worked at Mocatta Metals, a precious metals trading firm and futures broker that was sold to Standard Charted Bank in the 1980’s, as an Assistant to the Chairman from March 1980 until June 1982. His roles at Mocatta Metals included positions on the Futures Order Entry Desk and the Commodities Exchange Trading Floor. Additional work included building a computerized Futures Trading System and writing a history of the company. Mr. Handler graduated on the Dean’s List from the University of Wisconsin-Madison with a BA degree and a double major in History and Political Science.

     Patrick T. Egan, age 41, has been a Director of the General Partner since December 2010. Mr. Egan became registered as an associated person of the General Partner and listed as a principal in December 2010. Mr. Egan has been an associate member of the NFA since December 1997. He has been an associated person of Morgan Stanley Smith Barney LLC since November 2010. Mr. Egan was an associated person of Morgan Stanley DW Inc., a financial services firm, from February 1998 to April 2007, when, because of the merger of Morgan Stanley DW Inc. into MS & Co., he became an associated person of MS & Co. due to the transfer of his original registration as an associated person of Morgan Stanley DW Inc. Mr. Egan withdrew as an associated person of MS & Co. in November 2010. Mr. Egan is an Executive Director at Morgan Stanley Smith Barney LLC and currently serves as the Co- Chief Investment Officer for Morgan Stanley Smith Barney LLC’s Managed Futures Department. Prior to his current role, Mr. Egan served as the Head of Due Diligence & Manager Research for Morgan Stanley’s Managed Futures Department from October 2003 until the formation of Morgan Stanley Smith Barney LLC in June 2009. From March 1993 through September 2003, Mr. Egan was an analyst and manager within the Managed Futures Department for Morgan Stanley DW Inc., and its predecessor firm, Dean Witter Reynolds, Inc., a financial services firm, with his primary responsibilities being dedicated to the product development, due diligence, investment analysis and risk management of the firm’s commodity pools. Mr. Egan began his career in August 1991, joining Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., until March 1993 when he joined the firm’s Managed Futures Department. Mr. Egan received a Bachelor of Business Administration with a concentration in Finance from the University of Notre Dame in May 1991. Mr. Egan is a former Director to the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms, from November 2004 to October 2006 and November 2006 to October 2008.
     Alper Daglioglu, age 33, has been a Director, and listed as a principal of the General Partner since December 2010. Mr. Daglioglu is an Executive Director at Morgan Stanley Smith Barney LLC and the Co-Chief Investment Officer for Morgan Stanley Smith Barney LLC’s Managed Futures Department. Mr. Daglioglu also serves on the Alternative Investments Product Review Committee of Morgan Stanley Smith Barney LLC’s Alternative Investments Group. Prior to his current role, Mr. Daglioglu was a Senior Analyst at the Product Origination Group within Morgan Stanley Managed Futures Department from December 2003 until the formation of Morgan Stanley Smith Barney LLC in June 2009. In addition to his responsibilities within Managed Futures Department, Mr. Daglioglu was also the lead investment analyst for Global Macro and Managed Futures strategies within Morgan Stanley Graystone Research Group from February 2007 to June 2009. Mr. Daglioglu served as a consultant at the Product Origination Group within Morgan Stanley Managed Futures Department from June 2003 to November 2003. Mr. Daglioglu received a BS degree in Industrial Engineering from Galatasaray University in June 2000 and a MBA degree in Finance from the University of Massachusetts-Amherst’s Isenberg School of Management in May 2003. Mr. Daglioglu was awarded a full merit scholarship and research assistantship at the Center for International Securities and Derivatives Markets during his graduate studies. In this capacity, he worked with various major financial institutions in performance monitoring, asset allocation and statistical analysis projects and specialized on alternative approaches to risk assessment for hedge funds and managed futures. Mr. Daglioglu wrote and published numerous research papers on alternative investments. Mr. Daglioglu is a Chartered Alternative Investment Analyst charterholder.
     The Partnership has not adopted a code of ethics that applies to officers because it has no officers. In addition, the Partnership has not adopted any procedures by which investors may recommend nominees to the Partnership’s board of directors, and has not established an audit committee because it has no board of directors.

Item 11. Executive Compensation.
     The Partnership has no directors or officers. Its affairs are managed by its General Partner. CGM, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage fees for such services, as described under “Item 1. Business.” Brokerage fees and clearing fees of $7,138,973 were earned by CGM for the year ended December 31, 2010. Management fees and incentive fees of $3,410,998 and $917,614, respectively, were earned by the Advisors for the year ended December 31, 2010. Administrative fees of $866,472 were earned by the General Partner for the year ended December 31, 2010.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     (a) Security ownership of certain beneficial owners. As of February 28, 2011, the Partnership knows of no person who beneficially owns more than 5% of the Redeemable Units outstanding.
     (b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner.
     The following table indicates securities owned by management as of December 31, 2010:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
General Partner unit equivalents	General Partner	1,302.6036	1.1%
     (c) Changes in control. None.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
(a)	Transactions with related persons. None.

(b)	Review, approval or ratification of transactions with related persons. Not applicable.

(c)	Promoters and certain control persons. CGM and the General Partner would be considered promoters for purposes of item 404(c) of
Regulation S-K. The nature and the amounts of compensation each promoter will receive, if any, from the Partnership are set forth under “Item 1. Business,” “Item 8. Financial Statements and Supplementary Data.” and “Item 11. Executive Compensation.”
Item 14. Principal Accountant Fees and Services.
     (1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Deloitte for the year ended December 31, 2010 and the period from July 23, 2009 through December 31, 2009, PwC for the period from January 1, 2009 through July 22, 2009 for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

	Deloitte		PwC
2010	$156,200		$	N/A
2009	$143,000	(1)		$75,600	(2)

(1)     For the period July 23, 2009 to December 31, 2009.
(2)     For the period January 1, 2009 to July 22, 2009.
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

2010	$26,250
2009	$25,000
     (4) All Other Fees. None.
     (5) Not Applicable.
     (6) Not Applicable.

PART IV
Item 15. Exhibits and Financial Statement Schedules.

(a)(1)	Financial Statements:

Statements of Financial Condition at December 31, 2010 and 2009.

Condensed Schedules of Investments at December 31, 2010 and 2009

Statements of Income and Expenses for the years ended December 31, 2010, 2009 and 2008.

Statements of Changes in Partners’ Capital for the years ended December 31, 2010, 2009 and 2008.

Notes to Financial Statements.

(2)	Exhibits:

3.1(a)	Certificate of Limited Partnership dated June 30, 2003 (filed as Exhibit 3.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(b)	Certificate of Amendment of the Certificate of Limited Partnership dated September 21, 2005 (filed as Exhibit 3.1(a) to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(c)	Certificate of Amendment of the Certificate of Limited Partnership dated September 19, 2008 (filed as Exhibit 3.1(c) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(d)	Certificate of Amendment of the Certificate of Limited Partnership dated September 28, 2009 (filed as Exhibit 99.1 to the Current Report of Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(e)	Certificate of Amendment of the Certificate of Limited Partnership dated June 30, 2010 (filed as Exhibit 3.1(e) to the Current Report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

3.2	Second Amended and Restated Limited Partnership Agreement (filed as Exhibit 3.2 to the Current Report on Form 8-K filed on November 1, 2010 and incorporated herein by reference).

10.1(a)	Management Agreement among the Partnership, the General Partner and Altis (filed as Exhibit 10.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(b)	Letter from the General Partner to Altis extending the Management Agreement from June 30, 2010 to June 30, 2011 (filed herein).

10.2(a)	Management Agreement among the Partnership, the General Partner and Fall River Capital LLC (filed as Exhibit 10.2 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(b)	Letter from the General Partner to Fall River Capital LLC extending the Management Agreement from June 30, 2010 to June 30, 2011 (filed herein).

10.3(a)	Management Agreement among the Partnership, the General Partner and Waypoint Capital Management LLC (filed as Exhibit 10.4 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(b)	Letter from the General Partner to Waypoint Capital Management LLC extending the Management Agreement from June 30, 2010 to June 30, 2011 (filed herein).

10.4(a)	Management Agreement among the Partnership, the General Partner and Xplor Capital Management, LLC (filed as Exhibit 10.5 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(b)	Letter from the General Partner to Xplor Capital Management, LLC extending the Management Agreement from June 30, 2010 to June 30, 2011 (filed herein).

10.5(a)	Management Agreement among the Partnership the General Partner and Avant (filed as Exhibit 10.6 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(b)	Letter from the General Partner to Avant extending the Management Agreement from June 30, 2009 to June 30, 2010 (filed as Exhibit 10.5(b) on Form 10-K filed on March 31, 2010 and incorporated herein by reference).

10.6(a)	Management Agreement among the Partnership, the General Partner and Cantab Capital Partners LLP (filed as Exhibit 10.7 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(b)	Letter from the General Partner to Cantab Capital Partners LLP extending the Management Agreement from June 30, 2010 to June 30, 2011 (filed herein).

10.7	Customer Agreement between the Partnership, the General Partner and CGM (filed as Exhibit 10.9 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

10.8	Amended and Restated Agency Agreement between the Partnership, the General Partner, CGM and MSSB (filed as Exhibit 10.8 to the Current Report on Form 8-K filed on August 4, 2010 and incorporated herein by reference).

10.9	Form of Subscription Agreement (filed as Exhibit 10.11 to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.10 (a)	Management Agreement among the Partnership, the General Partner and Sasco (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 21, 2009 and incorporated herein by reference).

(b)	Letter from the General Partner to Sasco extending the Management Agreement from June 30, 2010 to June 30, 2011 (filed herein).

10.11	Joinder Agreement among the Partnership, the General Partner, CGM and MSSB (filed as Exhibit 10 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 filed on August 14, 2009 and incorporated herein by reference).

10.12	Amended and Restated Management Agreement among the Partnership, the General Partner and PGR Capital LLP (filed as Exhibit 10.12 to the Current Report on Form 8-K filed on November 4, 2010 and incorporated herein by reference).

10.13	Amended and Restated Management Agreement among the Partnership, the General Partner and Blackwater Capital Management LLC (filed as Exhibit 10.13 to the Current Report on Form 8-K filed on November 4, 2010 and incorporated herein by reference).

10.14	Amended and Restated Management Agreement among the Partnership, the General Partner and J E Moody & Company LLC (filed as Exhibit 10.14 on Form 8-K filed on January 3, 2011 and incorporated herein by reference)

10.15	Amended and Restated Management Agreement among the Partnership, the General Partner and Cirrus Capital Management LLC (filed as Exhibit 10.1 on Form 8-K filed on January 3, 2011 and incorporated herein by reference).

10.16	Management Agreement among the Partnership, the General Partner and Flintlock Capital Asset Management, LLC (filed as Exhibit 10.16 on Form 8-K filed on December 1, 2010 and incorporated herein by reference).

16.1(a)	Letter Regarding Change of Certifying Accountant (filed as Exhibit 16.1 on Form 8-K filed on July 24, 2009 and incorporated herein by reference).

(b)	Letter Regarding Change of Certifying Accountant (filed as Exhibit 16.1 on Form 8-K filed on July 1, 2008 and incorporated herein by reference).
99.1 — Financial Statements of CMF Altis Partners Master Fund L.P.

99.2 — Financial Statements of CMF Sasco Master Fund L.P.

99.3 — Financial Statements of Waypoint Master Fund L.P.

99.4 — Financial Statements of Blackwater Master Fund L.P.

99.5 — Financial Statements of PGR Master Fund L.P.
The exhibits required to be filed by Item 601 of regulation S-K are incorporated herein by reference

(a)	31.1	—	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director)

	31.2	—	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director)

	32.1	—	Section 1350 Certification (Certification of President and Director)

	32.2	—	Section 1350 Certification (Certification of Chief Financial Officer and Director)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Emerging CTA Portfolio L.P.
By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Walter Davis
Walter Davis
President & Director
Date: March 31, 2011

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Walter Davis	/s/ Ian Bernstein	/s/ Patrick T. Egan

Walter Davis	Ian Bernstein	Patrick T. Egan
President and Director	Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 31, 2011	Date: March 31, 2011	Date: March 31, 2011

/s/ Jennifer Magro	/s/ Michael McGrath	/s/ Alper Daglioglu

Jennifer Magro	Michael McGrath	Alper Daglioglu
Chief Financial Officer and Director	Director	Director
(Principal Accounting Officer)	Ceres Managed Futures LLC	Ceres Managed Futures LLC
Ceres Managed Futures LLC	Date: March 31, 2011	Date: March 31, 2011
Date: March 31, 2011

/s/ Douglas J. Ketterer	/s/ Harry Handler

Douglas J. Ketterer	Harry Handler
Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 31, 2011	Date: March 31, 2011
     Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.
     Annual Report to Limited Partners
     No proxy material has been sent to Limited Partners.