Form 10-Q
period 2011-03-31
EMERGING CTA PORTFOLIO LP
filed 2011-05-16
CIK 1269190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 0-53211

EMERGING CTA PORTFOLIO  L.P.

(Exact name of registrant as specified in its charter)

New York	04-3768983

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Ceres Managed Futures LLC
522 Fifth Avenue - 14th Floor
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

Yes    No X

As of April 30, 2011, 137,876.5083 Limited Partnership Redeemable Units were outstanding.

EMERGING CTA PORTFOLIO L.P.
FORM 10-Q
INDEX

		Page
		Number

PART I - Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at March 31, 2011 (unaudited) and December 31, 2010	3

	Condensed Schedules of Investments at March 31, 2011 (unaudited) and December 31, 2010	4 – 5

	Statements of Income and Expenses and Changes in Partners’ Capital for the three months ended March 31, 2011 and 2010 (unaudited)	6

	Notes to Financial Statements (unaudited)	7 – 17

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18 – 19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20 – 25

Item 4.	Controls and Procedures	26

PART II - Other Information		27 – 31

Exhibits
Exhibit 31.1 Certification
Exhibit 31.2 Certification
Exhibit 32.1 Certification
Exhibit 32.2 Certification

PART I
Item 1. Financial Statements
Emerging CTA Portfolio L.P.
Statements of Financial Condition

	(Unaudited)
	March 31,	December 31,
	2011	2010
Assets:
Investment in Funds, at fair value	$136,996,940	$93,009,857
Equity in trading account:
Cash	48,374,300	85,698,856
Cash margin	9,032,501	5,943,791
Net unrealized appreciation on open futures contracts	1,283,860	1,516,219
Net unrealized appreciation on open forward contracts	211,795	19,265
Options purchased, at fair value (cost $757,563 and $854,880 at March 31, 2011 and December 31, 2010, respectively)	892,156	901,226

	196,791,552	187,089,214
Interest receivable	2,966	7,439

Total assets	$196,794,518	$187,096,653

Liabilities and Partners’ Capital:
Liabilities:
Options premium received, at fair value (premium $44,100 and $0 at March 31, 2011 and December 31, 2010, respectively)	$29,053	$—
Accrued expenses:
Brokerage fees	573,899	545,698
Management fees	286,651	279,142
Administrative fees	81,700	77,685
Incentive fees	154,616	500,939
Other	111,726	107,923
Redemptions payable	2,179,801	2,059,665

Total liabilities	3,417,446	3,571,052

Partners’ Capital:
General Partner, 1,302.6036 unit equivalents outstanding at March 31, 2011 and December 31, 2010	1,874,746	1,927,332
Limited Partners, 133,059.0888 and 122,734.7189 Redeemable Units outstanding at March 31, 2011 and December 31, 2010, respectively	191,502,326	181,598,269

Total partners’ capital	193,377,072	183,525,601

Total liabilities and partners’ capital	$196,794,518	$187,096,653

Net asset value per unit	$1,439.23	$1,479.60

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.
Condensed Schedule of Investments
March 31, 2011
(Unaudited)

	Notional ($)/
	Number of		% of Partners’
	Contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	161	$255,132	0.13%
Energy	366	1,331,925	0.69
Grains	436	385,116	0.20
Indices	152	243,878	0.12
Interest Rates U.S.	1,486	(139,875)	(0.07)
Interest Rates Non-U.S.	487	(95,563)	(0.05)
Livestock	331	811,000	0.42
Metals	34	15,949	0.01
Softs	210	(227,436)	(0.12)

Total futures contracts purchased		2,580,126	1.33

Futures Contracts Sold
Currencies	122	(82,120)	(0.04)
Energy	226	(586,786)	(0.30)
Grains	265	118,383	0.06
Indices	118	(504,298)	(0.26)
Interest Rates U.S.	157	33,667	0.02
Interest Rates Non-U.S.	324	128,346	0.06
Livestock	242	(676,230)	(0.35)
Metals	8	(17,337)	(0.01)
Softs	132	290,109	0.15

Total futures contracts sold		(1,296,266)	(0.67)

Unrealized Appreciation on Open Forward Contracts
Currencies	$132,865,599	1,956,590	1.01
Metals	455	1,472,745	0.76

Total unrealized appreciation on open forward contracts		3,429,335	1.77

Unrealized Depreciation on Open Forward Contracts
Currencies	$124,787,967	(1,745,161)	(0.90)
Metals	411	(1,472,379)	(0.76)

Total unrealized depreciation on open forward contracts		(3,217,540)	(1.66)

Options Purchased
Calls
Metals	271	747,680	0.39
Puts
Grains	6	356	0.00 *
Softs	81	144,120	0.07

Total options purchased		892,156	0.46

Options Premium Received
Calls
Metals	92	(28,940)	(0.01)
Puts
Grains	6	(113)	(0.00)*

Total options premium received		(29,053)	(0.01)

Investment in Funds
CMF Altis Partners Master Fund L.P.		10,570,079	5.46
CMF Sasco Master Fund L.P.		16,032,181	8.29
Waypoint Master Fund L.P.		19,799,346	10.24
Blackwater Master Fund L.P.		24,247,798	12.54
PGR Master Fund L.P.		20,627,846	10.67
JEM Master Fund L.P.		23,134,406	11.96
CMF Cirrus Master Fund L.P.		22,585,284	11.68

Total investment in Funds		136,996,940	70.84

Net fair value		$139,355,698	72.06%

*	Due to rounding.
See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.
Condensed Schedule of Investments
December 31, 2010

	Notional ($)/
	Number of		% of Partners’
	Contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	200	$313,957	0.17%
Energy	62	233,896	0.13
Grains	250	538,738	0.29
Indices	163	16,869	0.01
Interest Rates U.S.	592	135,855	0.07
Interest Rates Non-U.S.	640	125,143	0.07
Livestock	214	259,202	0.14
Metals	75	315,525	0.17
Softs	66	18,323	0.01

Total futures contracts purchased		1,957,508	1.06

Futures Contracts Sold
Currencies	114	(56,972)	(0.03)
Energy	159	(55,211)	(0.03)
Grains	75	(191,587)	(0.10)
Indices	97	156,446	0.09
Interest Rates U.S.	6	25	0.00 *
Interest Rates Non-U.S.	22	7,402	0.00 *
Livestock	170	(207,591)	(0.11)
Softs	115	(93,801)	(0.05)

Total futures contracts sold		(441,289)	(0.23)

Unrealized Appreciation on Open Forward Contracts
Currencies	$76,652,847	1,610,313	0.88
Metals	92	805,081	0.44

Total unrealized appreciation on open forward contracts		2,415,394	1.32

Unrealized Depreciation on Open Forward Contracts
Currencies	$69,670,836	(1,639,341)	(0.89)
Metals	88	(756,788)	(0.41)

Total unrealized depreciation on open forward contracts		(2,396,129)	(1.30)

Options Purchased
Calls
Energy	106	295,740	0.16
Metals	109	574,070	0.31
Softs	11	31,416	0.02

Total options purchased		901,226	0.49

Investment in Funds
CMF Altis Partners Master Fund L.P.		17,568,791	9.57
CMF Sasco Master Fund L.P.		18,664,413	10.17
Waypoint Master Fund L.P.		21,455,619	11.69
Blackwater Master Fund L.P.		20,047,327	10.92
PGR Master Fund L.P.		15,273,707	8.32

Total investment in Funds		93,009,857	50.67

Net fair value		$95,446,567	52.01%

*	Due to rounding.
See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Investment Income:
Interest income	$14,284	$13,402
Interest income from investment in Funds	32,198	12,067

Total investment income	46,482	25,469

Expenses:
Brokerage fees including clearing fees	2,042,893	1,693,330
Management fees	853,416	837,333
Administrative fees	240,335	209,333
Incentive fees	119,461	115,578
Other	137,521	165,210

Total expenses	3,393,626	3,020,784

Net investment income (loss)	(3,347,144)	(2,995,315)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in Funds:
Net realized gains (losses) on closed contracts	(615,614)	(2,611,442)
Net realized gains (losses) on investment in Funds	1,905,764	(946,413)
Change in net unrealized gains (losses) on open contracts	63,465	2,327,587
Change in net unrealized gains (losses) on investment in Funds	(3,312,682)	4,590,105

Total trading results	(1,959,067)	3,359,837

Net income (loss)	(5,306,211)	364,522
Subscriptions — Limited Partners	20,606,111	12,618,000
Redemptions — Limited Partners	(5,448,429)	(10,118,927)

Net increase (decrease) in Partners’ Capital	9,851,471	2,863,595
Partners’ Capital, beginning of period	183,525,601	166,705,672

Partners’ Capital, end of period	$193,377,072	$169,569,267

Net asset value per unit (134,361.6924 and 120,312.1145 units outstanding at March 31, 2011 and 2010, respectively)	$1,439.23	$1,409.41

Net income (loss) per unit*	$(40.37)	$3.03

Weighted average units outstanding	132,363.8128	121,555.9118

*	Based on change in net asset value per unit.
See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.
Notes to Financial Statements
March 31, 2011
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
     Between December 1, 2003 (commencement of the offering period) and August 5, 2004, 20,872 redeemable units of limited partnership interest (“Redeemable Units”) were sold at $1,000 per Redeemable Unit. The proceeds of the initial offering were held in an escrow account until August 6, 2004, at which time they were remitted to the Partnership for trading. The Partnership privately and continuously offers Redeemable Units in the Partnership to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.
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
     As of March 31, 2011, all trading decisions are made for the Partnership by its eleven trading advisors (the “Advisors”) either directly, through individually managed accounts, or indirectly, through investments in other collective investment vehicles. As indicated above, the Partnership allocates its assets to a “blind pool” of trading advisors which refers to the fact that detailed information about the advisors, such as their backgrounds, individual trading strategies and past performance records has not been, and is not expected to be, provided to investors. The General Partner has chosen not to disclose such information because, among other reasons, the advisors engaged to trade on behalf of the Partnership may have little or no performance histories and the mix of advisors may change frequently as new advisors are identified and others progress beyond the “emerging” stage. The Advisors are not affiliated with one another, are not affiliated with the General Partner or CGM and are not responsible for the organization or operation of the Partnership.
     The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at March 31, 2011 and December 31, 2010, and the results of its operations and changes in partners’ capital for the three months ended March 31, 2011 and 2010. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2010.
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

Emerging CTA Portfolio L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)
2. Financial Highlights:
     Changes in the net asset value per unit for the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended
	March 31,
	2011	2010
Net realized and unrealized gains (losses) *	$(30.46)	$13.74
Interest income	0.35	0.21
Expenses **	(10.26)	(10.92)

Increase (decrease) for the period	(40.37)	3.03
Net asset value per unit, beginning of period	1,479.60	1,406.38

Net asset value per unit, end of period	$1,439.23	$1,409.41

*	Includes brokerage fees and clearing fees.

**	Excludes brokerage fees and clearing fees.

	Three Months Ended
	March 31,
	2011		2010
Ratios to Average Net Assets:***
Net investment income (loss) before incentive fees****	(7.0)%		(7.1)%

Operating expenses	7.1%		7.2%
Incentive fees	0.1%		0.1%

Total expenses	7.2%		7.3%

Total return:
Total return before incentive fees	(2.7)%		0.3%
Incentive fees	—	%*****	(0.1)%

Total return after incentive fees	(2.7)%		0.2%

***	Annualized (other than incentive fees).

****	Interest income less total expenses.

*****	Due to rounding.
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
     The customer agreements between the Partnership and CGM and the Funds and CGM give the Partnership and the Funds, respectively, the legal right to net unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition. The Partnership and the Funds net, for financial reporting purposes, the unrealized gains and losses on open futures and on open forward contracts on the Statements of Financial Condition.
     All of the commodity interests owned by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended March 31, 2011 and 2010 were 4,476 and 6,083, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the three months ended March 31, 2011 and 2010 were 553 and 513, respectively. The monthly average number of option contracts traded directly by the Partnership during the three months ended March 31, 2011 and 2010 were 244 and 0, respectively. The monthly average notional value of currency forward contracts traded directly by the Partnership during the three months ended March 31, 2011 and 2010 were $317,620,979 and $375,528,302, respectively.
     Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions.

Emerging CTA Portfolio L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)
     The following tables indicate the gross fair values of derivative instruments of futures and forward as separate assets and liabilities as of March 31, 2011 and December 31, 2010.

March 31, 2011
Assets
Futures Contracts
Currencies	$297,843
Energy	1,337,775
Grains	871,937
Indices	256,589
Interest Rates Non-U.S.	180,664
Interest Rates U.S.	111,188
Livestock	811,400
Metals	41,014
Softs	330,482

Total unrealized appreciation on open futures contracts	$4,238,892

Liabilities
Futures Contracts
Currencies	$(124,831)
Energy	(592,636)
Grains	(368,438)
Indices	(517,008)
Interest Rates Non-U.S.	(147,881)
Interest Rates U.S.	(217,396)
Livestock	(676,630)
Metals	(42,403)
Softs	(267,809)

Total unrealized depreciation on open futures contracts	$(2,955,032)

Net unrealized appreciation on open futures contracts	$1,283,860 *

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

March 31, 2011
Assets
Forward Contracts
Currencies	$1,956,590
Metals	1,472,745

Total unrealized appreciation on open forward contracts	$3,429,335

Liabilities
Forward Contracts
Currencies	$(1,745,161)
Metals	(1,472,379)

Total unrealized depreciation on open forward contracts	$(3,217,540)

Net unrealized appreciation on open forward contracts	$211,795 **

**	This amount is in “Net unrealized appreciation on open forward contracts” on the Statements of Financial Condition.

	March 31, 2011
Assets
Options Purchased
Grains	$356
Metals	747,680
Softs	144,120

Total options purchased	$892,156	***

Liabilities
Options Premium Received
Grains	$(113)
Metals	(28,940)

Total options premium received	$(29,053	)****

***	This amount is in “Options purchased, at fair value” on the Statements of Financial Condition.

****	This amount is in “Options premium received, at fair value” on the Statements of Financial Condition.

Emerging CTA Portfolio L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)

December 31, 2010
Assets
Futures Contracts
Currencies	$423,873
Energy	282,296
Grains	552,787
Indices	223,941
Interest Rates Non-U.S	151,118
Interest Rates U.S.	169,390
Livestock	259,202
Metals	315,525
Softs	43,918

Total unrealized appreciation on open futures contracts	$2,422,050

Liabilities
Futures Contracts
Currencies	$(166,888)
Energy	(103,611)
Grains	(205,637)
Indices	(50,626)
Interest Rates Non-U.S	(18,572)
Interest Rates U.S.	(33,510)
Livestock	(207,591)
Softs	(119,396)

Total unrealized depreciation on open futures contracts	(905,831)

Net unrealized appreciation on open futures contracts	$1,516,219 *

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

December 31, 2010
Assets
Forward Contracts
Currencies	$1,610,313
Metals	805,081

Total unrealized appreciation on open forward contracts	$2,415,394

Liabilities
Forward Contracts
Currencies	$(1,639,341)
Metals	(756,788)

Total unrealized depreciation on open forward contracts	(2,396,129)

Net unrealized appreciation on open forward contracts	$19,265 **

**	This amount is in “Net unrealized appreciation on open forward contracts” on the Statements of Financial Condition.

	December 31, 2010
Assets
Options Purchased
Energy	$295,740
Metals	574,070
Softs	31,416

Total options purchased	$901,226	***

***	This amount is in “Options purchased, at fair value” on the Statements of Financial Condition.

Emerging CTA Portfolio L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)
     The following tables indicate the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three months ended March 31, 2011 and 2010.

	Three Months Ended
	March 31,
Sector	2011	2010
Currencies	$(500,408)	$(1,290,781)
Energy	376,329	(778,392)
Grains	491,121	493,596
Indices	(1,044,871)	(70,139)
Interest Rates U.S.	(47,415)	(583,632)
Interest Rates Non-U.S.	(458,286)	1,047,888
Livestock	(305,846)	(182,093)
Metals	387,102	620,966
Softs	550,125	458,732

Total	$(552,149)	$(283,855)

4. Fair Value Measurements:
     Partnership’s and the Funds’ Investments. All commodity interests held by the Partnership and Funds (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Net realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses and Changes in Partners’ Capital.
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
     The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended March 31, 2011 and December 31, 2010, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

Emerging CTA Portfolio L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable Inputs
	March 31, 2011	Assets (Level 1)	(Level 2)	(Level 3)
Assets

Investment in Funds	$136,996,940	$—	$136,996,940	$—
Futures	4,238,892	4,238,892	—	—
Forwards	3,429,335	1,472,745	1,956,590	—
Options purchased	892,156	892,156	—	—

Total assets	145,557,323	6,603,793	138,953,530	—

Liabilities

Futures	$2,955,032	$2,955,032	$—	$—
Forwards	3,217,540	1,472,379	1,745,161	—
Options premium received	29,053	29,053	—	—

Total liabilities	6,201,625	4,456,464	1,745,161	—

Net fair value	$139,355,698	$2,147,329	$137,208,369	$—

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable Inputs
	December 31, 2010*	Assets (Level 1)	(Level 2)	(Level 3)
Assets
Investment in Funds	$93,009,857	$—	$93,009,857	$—
Futures	2,422,050	2,422,050	—	—
Forwards	2,415,394	805,081	1,610,313	—
Options purchased	901,226	901,226	—	—

Total assets	98,748,527	4,128,357	94,620,170	—

Liabilities
Futures	$905,831	$905,831	$—	$—
Forwards	2,396,129	756,788	1,639,341	—

Total liabilities	3,301,960	1,662,619	1,639,341	—

Net fair value	$95,446,567	$2,465,738	$92,980,829	$—

*	The amounts have been reclassified from the December 31, 2010 prior year financial statements to conform to current year presentation based on new fair value guidance.
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
March 31, 2011
(Unaudited)
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
     On January 1, 2011, the assets allocated to J E Moody & Company LLC (“JE Moody”) for trading were invested in JEM Master Fund L.P. (“JEM Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased 19,624.4798 units of JEM Master with cash equal to $19,624,480. JEM Master was formed to permit accounts managed now or in the future by J E Moody using the Commodity Relative Value Program, a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner for JEM Master. Individual and pooled accounts currently managed by J E Moody, including the Partnership, are permitted to be limited partners of JEM Master. The General Partner and J E Moody believe that trading through this structure should promote efficiency and economy in the trading process.
     On January 1, 2011, the assets allocated to Cirrus Capital Management LLC (“Cirrus”) for trading were invested in CMF Cirrus Master Fund L.P. (“Cirrus Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased 22,270.9106 units of Cirrus Master with cash equal to $22,270,911. Cirrus Master was formed to permit accounts managed now or in the future by Cirrus using the Energy Program, a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner for Cirrus Master. Individual and pooled accounts currently managed by Cirrus, including the Partnership, are permitted to be limited partners of Cirrus Master. The General Partner and Cirrus believe that trading through this structure should promote efficiency and economy in the trading process.
     The General Partner is not aware of any material changes to any of the trading programs discussed above during the fiscal quarter ended March 31, 2011.
     Altis Master’s, Sasco Master’s, Waypoint Master’s, Blackwater Master’s, PGR Master’s, JEM Master’s and Cirrus Master’s (the “Funds”) trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. The Funds engage in such trading through commodity brokerage accounts maintained with CGM.
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
     Management, administrative and incentive fees are charged at the Partnership level. All exchange, clearing, user, give-up, floor brokerage and National Futures Assocation fees (collectively the “clearing fees”) are borne by the Partnership and through its investment in the Funds. All other fees, including CGM’s direct brokerage fees are charged at the Partnership level.
     At March 31, 2011, the Partnership owned approximately 21.6% of Altis Master, 15.7% of Sasco Master, 50.6% of Waypoint Master, 74.3% of PGR Master, 80.3% of Blackwater Master, 100% of JEM Master and 84.7% of Cirrus Master. At December 31, 2010, the Partnership owned approximately 27.6%, of Altis Master, 22.8% of Sasco Master, 52.0% of Waypoint Master, 74.9% of PGR Master and 77.3% of Blackwater Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same and the redemption rights are not affected.

Emerging CTA Portfolio L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)
     Summarized information reflecting the total assets, liabilities and capital of the Funds is shown in the following tables.

	March 31, 2011
	Total Assets	Total Liabilities	Total Capital
Altis Master	$49,421,811	$490,934	$48,930,877
Sasco Master	109,008,174	6,899,009	102,109,165
Waypoint Master	39,176,243	71,071	39,105,172
Blackwater Master	30,230,892	36,968	30,193,924
PGR Master	27,797,437	43,941	27,753,496
JEM Master	23,142,222	9,000	23,133,222
Cirrus Master	26,677,107	9,000	26,668,107

Total	$305,453,886	$7,559,923	$297,893,963

	December 31, 2010
	Total Assets	Total Liabilities	Total Capital
Altis Master	$64,276,767	$591,256	$63,685,511
Sasco Master	81,882,294	198,664	81,683,630
Waypoint Master	41,306,976	59,330	41,247,646
Blackwater Master	25,966,821	28,810	25,938,011
PGR Master	20,415,391	28,810	20,386,581

Total	$233,848,249	$906,870	$232,941,379

     Summarized information reflecting the net investment income (loss) from trading, total trading results and net income (loss) for the Funds is shown in the following tables.

	For the three months ended March 31, 2011
	Net Investment	Total Trading	Net Income
	Income (Loss)	Results	(Loss)
Altis Master	$(53,257)	$(8,102,603)	$(8,155,860)
Sasco Master	(369,953)	(2,250,744)	(2,620,697)
Waypoint Master	(64,415)	(1,606,979)	(1,671,394)
Blackwater Master	(27,505)	1,020,708	993,203
PGR Master	(27,411)	591,465	564,054
JEM Master	(105,156)	(187,170)	(292,326)
Cirrus Master	(19,809)	661,782	641,973

Total	$(667,506)	$(9,873,541)	$(10,541,047)

	For the three months ended March 31, 2010
	Net Investment	Total Trading	Net Income
	Income (Loss)	Results	(Loss)
Altis Master	$(39,025)	$2,136,066	$2,097,041
Avant Master	(23,527)	618,730	595,203
Sasco Master	(240,581)	2,912,728	2,672,147
Waypoint Master	(11,498)	573,053	561,555

Total	$(314,631)	$6,240,577	$5,925,946

     Summarized information reflecting the Partnership’s investments in, and the operations of, the Funds is shown in the following tables.

	March 31, 2011		For the three months ended March 31, 2011
	% of
	Partnership’s			Expenses		Net Income	Investment	Redemption
Funds	Net Assets	Fair Value	Income (Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Altis Master	5.46%	$10,570,079	$(1,878,531)	$11,568	$4,027	$(1,894,126)	Commodity Portfolio	Monthly
Sasco Master	8.29%	16,032,181	(308,193)	60,195	8,736	(377,124)	Energy Portfolio	Monthly
Waypoint Master	10.24%	19,799,346	(807,200)	25,907	11,060	(844,167)	Commodity Portfolio	Monthly
Blackwater Master	12.54%	24,247,798	784,016	13,121	13,282	757,613	Commodity Portfolio	Monthly
PGR Master	10.67%	20,627,846	451,151	5,842	17,762	427,547	Commodity Portfolio	Monthly
JEM Master	11.96%	23,134,406	(182,227)	101,099	9,000	(292,326)	Commodity Portfolio	Monthly
Cirrus Master	11.68%	22,585,284	566,264	14,597	7,626	544,041	Energy Portfolio	Monthly

Total		$136,996,940	$(1,374,720)	$232,329	$71,493	$(1,678,542)

Emerging CTA Portfolio L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)

	December 31, 2010		For the three months ended March 31, 2010
	% of
	Partnership’s			Expenses		Net Income	Investment	Redemption
Funds	Net Assets	Fair Value	Income (Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Altis Master	9.57%	$17,568,791	$732,462	$12,988	$4,069	$715,405	Commodity Portfolio	Monthly
Avant Master	—	—	620,526	5,237	20,086	595,203	Energy Portfolio	Monthly
Sasco Master	10.17%	18,664,413	1,894,258	77,157	82,723	1,734,378	Energy Portfolio	Monthly
Waypoint Master	11.69%	21,455,619	408,513	6,097	4,393	398,023	Commodity Portfolio	Monthly
Blackwater Master	10.92%	20,047,327	—	—	—	—	Commodity Portfolio	Monthly
PGR Master	8.32%	15,273,707	—	—	—	—	Commodity Portfolio	Monthly

Total		$93,009,857	$3,655,759	$101,479	$111,271	$3,443,009

6. Financial Instrument Risks:
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
     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds have credit risk and concentration risk as the sole counterparty or broker with respect to the Partnership’s/Funds’ assets is CGM or a CGM affiliate. Credit risk with respect to exchange-traded instruments is reduced to the extent, that through CGM, the Partnership’s/Funds’ counterparty is an exchange or clearing organization.
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

Emerging CTA Portfolio L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)
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
     Partnership’s and Funds’ Investments. All commodity interests held by the Partnership and the Funds (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Net realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses and Changes in Partner’s Capital.
     Partnership’s and Funds’ Fair Value Measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. Management has concluded that based on available information in the marketplace, the Partnership’s and the Funds’ Level 1 assets and liabilities are actively traded.
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
     The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended March 31, 2011 and December 31, 2010, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
     Futures Contracts. The Partnership and the Funds trade futures contracts and exchange-cleared swaps. Exchange-cleared swaps are swaps that are traded as futures. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. When the contract is closed, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits directly with the exchange on which the contracts are traded. Net realized gains (losses) and changes in net unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses and Changes in Partner’s Capital.

Emerging CTA Portfolio L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)
     Forward Foreign Currency Contracts. Foreign currency contracts are those contracts where the Partnership and the Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership’s and Funds’ net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Net realized gains (losses) and changes in net unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the Statements of Income and Expenses and Changes in Partner’s Capital.
     The Partnership and the Funds do not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in net gain (loss) on investments in the Statements of Income and Expenses and Changes in Partners’ Capital.
     London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Partnership and the Funds are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and changes in net unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses and Changes in Partner’s Capital.
     Options. The Partnership/Funds may purchase and write (sell) both exchange listed and OTC options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Partnership/Funds write an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Partnership/Funds purchase an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Net realized gains (losses) and changes in net unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses and Changes in Partner’s Capital.
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
     The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Funds, (ii) equity in its trading account, consisting of cash, net unrealized appreciation on open futures contracts and net unrealized appreciation on open forward contracts, and (iii) interest receivables. Because of the low margin deposits normally required in futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments and investment in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2011.
     The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by net realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions, redemptions of Redeemable Units and distributions of profits, if any.
     For the three months ended March 31, 2011, Partnership capital increased 5.4% from $183,525,601 to $193,377,072. This increase was attributable by the subscriptions of 14,087.7825 Redeemable Units totaling $20,606,111, which was partially offset by a net loss from operations of $5,306,211 coupled with the redemption of 3,763.4126 Redeemable Units resulting in an outflow of $5,448,429. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.
Critical Accounting Policies
          The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. Management believes that the estimates utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s significant accounting policies are described in detail in Note 7 of the Financial Statements.
          The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized and change in net unrealized trading gain (loss) in the Statements of Income and Expenses and Changes in Partners’ Capital.
Results of Operations
     During the Partnership’s first quarter of 2011, the net asset value per unit decreased 2.7% from $1,479.60 to $1,439.23 as compared to an increase of 0.2% in the first quarter of 2010. The Partnership experienced a net trading loss before brokerage fees and related fees in the first quarter of 2011 of $1,959,067. Losses were primarily attributable to the Partnership/Funds’ trading of commodity futures in currencies, U.S. and non-U.S. interest rates, livestock, and indices and were partially offset by gains in energy, grains, metals, and softs. The Partnership experienced a net trading gain before brokerage fees and related fees in the first quarter of 2010 of $3,359,837. Gains were primarily attributed to the Partnership/Funds’ trading of commodity futures in energy, grains, non-U.S. interest rates, metals, softs and indices and were partially offset by losses in currencies, U.S. interest rates and livestock.
     The most significant losses were incurred within the global interest rate sector. In January, losses were recorded from long positions in European fixed-income futures as prices declined after European Central Bank President Jean-Claude Trichet said inflationary pressures in the euro region may increase. Additional losses were recorded in February due to short positions in U.S. and European fixed-income futures as prices increased amid a “flight-to-safety” spurred by geopolitical concerns in the Middle East and North Africa. Within the currency sector, losses were recorded primarily in January as the value of the Australian dollar, Swiss franc, Japanese yen, and Canadian dollar moved lower against the U.S. dollar following stronger-than-expected U.S. factory data and the release of minutes from the latest U.S. Federal Reserve meeting that showed optimism about the U.S. economy. The U.S. dollar was further supported by positive reports on American jobs growth and optimistic forecasts on the service industries, boosting demand for the U.S. currency. Within the global stock index markets, losses were experienced primarily during March from long positions in the global equity index futures as prices moved sharply lower following the worst earthquake and tsunami in Japanese history. Within the livestock sector, losses were registered in March as prices whipsawed. Initially meat prices dropped following the earthquake and tsunami in Japan due to lower demand expectation. However, prices unexpectedly rebounded in the second half of the month as speculation that the natural disaster and the radiation leaks will force the country to import more processed food and meat.
     A portion of the Partnership’s losses for the quarter was offset by gains achieved within the energy markets from long futures positions in crude oil and its related products as prices rose after political tension in Egypt stoked worries that protests may spread to crude-producing parts of the Middle East. Further gains were experienced in February due to long futures positions in brent crude and heating oil as prices rose sharply after violence escalated in the Libya, prompting fear of contagion to other nations in the region and causing concern that crude oil supplies may be disrupted. Gains were achieved within the agricultural complex, primarily during January and February, due to long futures positions in cotton as prices increased on signs that global output may fail to keep pace with rising demand in China, the world’s biggest buyer of the fiber. Additional gains were earned in trading corn and coffee throughout the quarter.
     Commodity futures markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increases the possibility of profit. The profitability of the Partnership/Funds depends on the existence of major price trends and the ability of the Advisors to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Partnership expects to increase capital through operations.
     Interest income is earned on 100% of the Partnership’s average daily equity maintained in cash in its (or the Partnership’s allocable portion of a Fund’s) account during each month at the 30-day U.S. Treasury bill rate determined weekly by CGM based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. Interest income for the three months ended March 31, 2011 increased by $21,013, as compared to the corresponding period in 2010. The increase in interest income is due to higher U.S. Treasury bill rates during the three ended March 31, 2011 as compared to the corresponding period in 2010. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership and the Funds depends on the average daily equity in the Partnership’s/Fund’s account and upon interest rates over which neither the Partnership and the Funds nor CGM has control.
     Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the three months ended March 31, 2011 increased by $349,563, as compared to the corresponding period in 2010. The increase in brokerage and fees is due to higher average net assets during the three months ended March 31, 2011 as compared to the corresponding period in 2010.
     Management fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the three months ended March 31, 2011 increased by $16,083, as compared to the corresponding period in 2010. The increase in management fees is due to higher average net assets during the three months ended March 31, 2011 as compared to the corresponding period in 2010.
     Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Administrative fees for the three months ended March 31, 2011 increased by $31,002, as compared to the corresponding period in 2010. The increase in administrative fees is due to higher average net assets during the three months ended March 31, 2011 as compared to the corresponding period in 2010.
     Incentive fees paid by the Partnership to the Advisors are based on the new trading profits generated by each Advisor at the end of the quarter, as defined in the management agreements among the Partnership, the General Partner and each Advisor. Trading performance for the three ended March 31, 2011 resulted in incentive fees of $119,461. Trading performance for the three months ended March 31, 2010, resulted in incentive fees of $115,578.
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
     The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2011 and December 31, 2010. As of March 31, 2011, the Partnership’s total capitalization was $193,377,072.
March 31, 2011

		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$7,966,650	4.12%
Energy	2,523,712	1.30%
Grains	618,164	0.32%
Indices	1,974,215	1.02%
Interest Rates U.S.	1,779,359	0.92%
Interest Rates Non-U.S.	1,649,399	0.85%
Livestock	504,783	0.26%
Lumber	2,592	0.00%*
Metals	2,065,601	1.07%
Softs	957,802	0.50%

Total	$20,042,277	10.36%

*	Due to rounding

     As of December 31, 2010, the Partnership’s total capitalization was $183,525,601.
December 31, 2010

		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$3,742,488	2.05%
Energy	3,712,642	2.02%
Grains	610,757	0.33%
Indices	3,061,953	1.67%
Interest Rates U.S.	653,137	0.36%
Interest Rates Non-U.S.	1,216,750	0.66%
Livestock	268,789	0.15%
Lumber	1,435	0.00%*
Metals	1,427,354	0.78%
Softs	756,573	0.41%

Total	$15,451,878	8.43%

*	Due to rounding
     The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and through its investments in the Funds by market category as of March 31, 2011 and December 31, 2010, the highest, lowest and average values during the three months ended March 31, 2011 and the twelve months ended December 31, 2010. All open contracts trading risk exposures have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010.
     As of March 31, 2011, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:
March 31, 2011

			Three months ended March 31, 2011
	Value at	% of Total	High	Low	Average Value
Market Sector	Risk	Capital	Value at Risk	Value at Risk	at Risk*
Currencies	$2,191,443	1.13%	$2,655,434	$1,266,734	$2,048,117
Energy	713,480	0.37%	804,337	260,253	657,742
Grains	435,130	0.22%	651,925	113,300	406,827
Indices	1,149,722	0.60%	2,523,159	893,439	1,418,348
Interest Rates U.S.	1,062,657	0.55%	1,154,807	734,800	920,069
Interest Rates Non-U.S.	640,198	0.33%	882,250	414,631	640,988
Livestock	188,000	0.10%	215,275	118,525	167,850
Metals	1,543,933	0.80%	1,641,692	295,664	1,032,922
Softs	694,183	0.36%	694,183	238,619	548,728

Total	$8,618,746	4.46%

*	Average of month-end Values at Risk.
     As of December 31, 2010, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:
December 31, 2010

			Twelve months ended December 31, 2010
	Value at	% of Total	High	Low	Average Value
Market Sector	Risk	Capital	Value at Risk	Value at Risk	at Risk*
Currencies	$1,070,681	0.58%	$8,643,224	$1,620,748	$2,949,106
Energy	756,948	0.41%	1,430,685	440,556	761,191
Grains	318,900	0.17%	738,061	180,375	346,994
Indices	1,200,793	0.66%	2,979,873	798,017	1,950,676
Interest Rates U.S.	499,400	0.27%	1,930,750	288,485	942,116
Interest Rates Non-U.S.	571,973	0.31%	3,055,102	281,406	1,478,558
Livestock	145,900	0.08%	268,450	32,850	111,777
Metals	779,984	0.43%	1,077,058	286,188	619,746
Softs	476,838	0.26%	690,412	192,635	402,287

Total	$5,821,417	3.17%

*	Annual average of month-end Values at Risk.

     As of March 31, 2011, Altis Master’s total capital was $48,930,877. The Partnership owned approximately 21.6% of Altis Master. As of March 31, 2011, the Altis Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Altis for trading) was as follows:
March 31, 2011

			Three months ended March 31, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capital	Value at Risk	Value at Risk	Value at Risk*
Currencies	$1,552,902	3.17%	$3,359,482	$646,682	$1,468,005
Energy	509,312	1.04%	1,728,561	454,647	981,848
Grains	493,347	1.01%	716,615	294,622	501,395
Indices	1,475,800	3.03%	1,470,800	470,802	1,036,164
Interest Rates U.S.	290,766	0.59%	423,005	220,904	311,558
Interest Rates Non -U.S.	731,077	1.49%	983,810	332,852	682,580
Livestock	59,800	0.12%	106,850	21,625	90,900
Lumber	12,000	0.02%	12,000	800	4,933
Metals	785,441	1.61%	1,298,785	729,575	954,265
Softs	437,692	0.89%	785,580	374,414	560,578

Total	$6,348,137	12.97%

*	Average of month-end Values at Risk.
     As of December 31, 2010, Altis Master’s total capital was $63,685,511. The Partnership owned approximately 27.6% of Altis Master. As of December 31, 2010, the Altis Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Altis for trading) was as follows:
December 31, 2010

			Twelve months ended December 31, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capital	Value at Risk	Value at Risk	Value at Risk*
Currencies	$3,113,522	4.89%	$3,481,070	$143,363	$2,231,735
Energy	1,077,195	1.69%	2,479,469	236,868	1,086,124
Grains	483,876	0.76%	915,463	136,257	435,755
Indices	1,251,469	1.97%	7,740,340	220,942	2,503,689
Interest Rates U.S.	191,408	0.30%	1,193,750	110,116	570,835
Interest Rates Non -U.S.	733,663	1.15%	1,849,973	183,212	1,000,258
Livestock	107,232	0.17%	170,400	22,320	82,718
Lumber	5,200	0.01%	27,500	1,100	9,287
Metals	1,079,175	1.69%	2,589,641	241,177	1,152,447
Softs	747,574	1.17%	937,879	199,670	499,464

Total	$8,790,314	13.80%

*	Annual average of month-end Values at Risk.
     As of March 31, 2011, Sasco Master’s total capital was $102,109,165. The Partnership owned approximately 15.7% of Sasco Master. As of March 31, 2011, the Sasco Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Sasco for trading) was as follows:
March 31, 2011

			Three months ended March 31, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Energy	$9,038,644	8.85%	$23,105,575	$9,038,644	$17,056,663

Totals	$9,038,644	8.85%

*	Average of month-end Values at Risk.

     As of December 31, 2010, Sasco Master’s total capital was $81,683,630. The Partnership owned approximately 22.8% of Sasco Master. As of December 31, 2010, the Sasco Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Sasco for trading) was as follows:
December 31, 2010

			Twelve months ended December 31, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Energy	$9,618,175	11.77%	$16,002,038	$2,149,045	$10,344,808

Totals	$9,618,175	11.77%

*	Annual average of month-end Values at Risk.
     As of March 31, 2011, Waypoint Master’s total capitalization was $39,105,172. The Partnership owned approximately 50.6% of Waypoint Master. As of March 31, 2011, the Waypoint Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Waypoint for trading) was as follows:
March 31, 2011

			Three months ended March 31, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$7,828,647	20.01%	$10,064,603	$2,910,415	$6,548,633
Energy	109,000	0.28%	195,000	45,000	89,333
Interest Rates U.S.	170,500	0.44%	502,450	30,400	145,783
Interest Rates Non-U.S.	924,273	2.36%	1,369,739	330,677	840,248
Metals	120,024	0.31%	197,750	70,014	121,691
Softs	62,100	0.16%	89,700	54,000	68,600

Total	$9,214,544	23.56%

*	Average of month-end Values at Risk.
     As of December 31, 2010, Waypoint Master’s total capitalization was $41,247,646. The Partnership owned approximately 52.0% of Waypoint Master. As of December 31, 2010, the Waypoint Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Waypoint for trading) was as follows:
December 31, 2010

			For the period ended December 31, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$1,878,430	4.55%	$11,817,974	$633,809	$5,198,266
Indices	901,236	2.18%	1,613,660	100,993	790,428
Metals	80,750	0.20%	216,436	31,500	66,207

Total	$2,860,416	6.93%

*	For the period March 1, 2010 (commencement of trading operations) to December 31, 2010 average of month-end Values at Risk.

     As of March 31, 2011, PGR Master’s total capitalization was $27,753,496. The Partnership owned approximately 74.3% of PGR Master. As of March 31, 2011, the PGR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to PGR for trading) was as follows:
March 31, 2011

			Three months ended March 31, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$164,135	0.59%	$265,514	$125,948	$205,315
Energy	285,258	1.03%	302,794	173,242	244,413
Grains	70,500	0.25%	133,500	52,500	89,333
Indices	562,023	2.03%	837,150	372,931	658,492
Interest Rates U.S.	207,450	0.75%	207,450	132,200	161,282
Interest Rates Non-U.S.	346,720	1.25%	346,720	108,867	214,136
Livestock	9,600	0.03%	9,600	6,000	8,867
Metals	185,269	0.67%	230,771	134,516	179,933
Softs	97,864	0.35%	134,013	70,400	100,477

Total	$1,928,819	6.95%

*	Average of month-end Values at Risk.
     As of December 31, 2010, PGR Master’s total capitalization was $20,386,581. The Partnership owned approximately 74.9% of PGR Master. As of December 31, 2010, the PGR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to PGR for trading) was as follows:
December 31, 2010

			For the period ended December 31, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$183,120	0.90%	$183,120	$103,066	$154,058
Energy	252,600	1.24%	252,600	107,024	195,337
Grains	111,250	0.54%	111,250	43,750	83,625
Indices	617,024	3.03%	621,232	385,104	524,198
Interest Rates U.S.	80,800	0.40%	141,150	66,450	81,150
Interest Rates Non-U.S.	180,603	0.89%	265,434	135,161	161,976
Livestock	10,000	0.05%	11,000	6,000	9,500
Metals	162,000	0.79%	162,000	69,500	125,875
Softs	98,003	0.48%	109,657	57,757	89,793

Total	$1,695,400	8.32%

*	For the period November 1, 2010 (commencement of trading operations) to December 31, 2010 average of month-end Values at Risk.
     As of March 31, 2011, Blackwater Master’s total capitalization was $30,193,924. The Partnership owned approximately 80.3% of Blackwater Master. As of March 31, 2011, the Blackwater Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Blackwater for trading) was as follows:
March 31, 2011

			Three months ended March 31, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$1,689,331	5.59%	$1,689,331	$511,332	$1,014,939
Energy	17,500	0.06%	401,280	16,250	202,557
Grains	30,000	0.10%	223,000	30,000	95,667
Indices	539,237	1.79%	965,504	312,761	665,640
Interest Rates U.S.	186,850	0.62%	186,850	168,549	174,649
Interest Rates Non-U.S.	285,767	0.95%	482,249	284,602	385,830
Livestock	57,600	0.19%	125,000	42,000	74,867
Metals	353,858	1.17%	432,707	86,599	291,907

Total	$3,160,143	10.47%

*	Average of month-end Values at Risk.

     As of December 31, 2010, Blackwater Master’s total capitalization was $25,938,011. The Partnership owned approximately 77.3% of Blackwater Master. As of December 31, 2010, the Blackwater Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Blackwater for trading) was as follows:
December 31, 2010

			For the period ended December 31, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$903,667	3.48%	$903,667	$577,300	$765,383
Energy	357,370	1.38%	508,250	184,174	350,610
Grains	97,000	0.37%	97,000	30,000	48,500
Indices	756,741	2.92%	1,256,105	756,741	941,241
Interest Rates U.S.	52,250	0.20%	171,550	14,700	33,475
Interest Rates Non-U.S.	397,172	1.53%	445,693	86,447	358,644
Livestock	111,000	0.43%	111,000	40,000	97,000
Metals	240,867	0.93%	346,947	240,866	283,148

Total	$2,916,067	11.24%

*	For the period November 1, 2010 (commencement of trading operations) to December 31, 2010 average of month-end Values at Risk.
     As of March 31, 2011, JEM Master’s total capitalization was $23,133,222. The Partnership owned approximately 100.0% of JEM Master. As of March 31, 2011, the JEM Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to JE Moody for trading) was as follows:
March 31, 2011

			Three months ended March 31, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Energy	$884,617	3.82%	$1,971,955	$181,650	$649,499
Grains	126,975	0.55%	311,775	25,125	183,233
Livestock	130,100	0.56%	231,350	48,750	92,533
Softs	656,600	2.84%	656,600	13,750	256,133

Total	$1,798,292	7.77%

*	Average of month-end Values at Risk.

Item 4. Controls and Procedures
     The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership on the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods expected in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Partnership in the reports it files is accumulated and communicated to management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.
     Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.
     The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2011 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.
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
     There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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
Mutual Funds
     Several issues in the mutual fund industry have come under the scrutiny of federal and state regulators. Citigroup has received subpoenas and other requests for information from various government regulators regarding market timing, financing, fees, sales practices and other mutual fund issues in connection with various investigations. Citigroup is cooperating with all such reviews. Additionally, CGM has entered into a settlement agreement with the SEC with respect to revenue sharing and sales of classes of funds.
     On May 31, 2005, Citigroup announced that Smith Barney Fund Management LLC and CGM completed a settlement with the SEC resolving an investigation by the SEC into matters relating to arrangements between certain Smith Barney mutual funds, an affiliated transfer agent and an unaffiliated sub-transfer agent. Under the terms of the settlement, Citigroup agreed to pay fines totaling $208.1 million. The settlement, in which Citigroup neither admitted nor denied any wrongdoing or liability, includes allegations of willful misconduct by Smith Barney Fund Management LLC and CGM in failing to disclose aspects of the transfer agent arrangements to certain mutual fund investors.
     In May 2007, CGM finalized its settlement agreement with the NYSE and the New Jersey Bureau of Securities on the matter related to its market-timing practices prior to September 2003.
FINRA Settlement
     On October 12, 2009, FINRA announced its acceptance of an Award Waiver and Consent (“AWC”) in which CGM, without admitting or denying the findings, consented to the entry of the AWC and a fine and censure of $600,000. The AWC includes findings that CGM failed to adequately supervise the activities of its equities trading desk in connection with swap and related hedge trades in U.S. and Italian equities that were designed to provide certain perceived tax advantages. CGM was charged with failing to provide for effective written procedures with respect to the implementation of the trades, failing to monitor Bloomberg messages and failing to properly report certain of the trades to the NASDAQ.
Auction Rate Securities
     On May 31, 2006, the SEC instituted and simultaneously settled proceedings against CGM and 14 other broker-dealers regarding practices in the auction rate securities market. The SEC alleged that the broker-dealers violated Section 17(a)(2) of the Securities Act of 1933, as amended. The broker-dealers, without admitting or denying liability, consented to the entry of an SEC cease-and-desist order providing for censures, undertakings and penalties. CGM paid a penalty of $1.5 million.
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

Subprime Mortgage-Related Actions
     The SEC, among other regulators, is investigating Citigroup’s subprime and other mortgage-related conduct and business activities, as well as other business activities affected by the credit crisis, including an ongoing inquiry into Citigroup’s structuring and sale of collateralized debt obligations. Citigroup is cooperating fully with the SEC’s inquiries.
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
Credit Crisis Related Matters
     Beginning in the fourth quarter of 2007, certain of Citigroup’s, and CGM’ regulators and other state and federal government agencies commenced formal and informal investigations and inquiries, and issued subpoenas and requested information, concerning Citigroup’s subprime mortgage-related conduct and business activities. Citigroup and certain of its affiliates, including CGM, are involved in discussions with certain of its regulators to resolve certain of these matters.
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
Item 1A. Risk Factors
     There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     For the three months ended March 31, 2011 there were additional subscriptions to Limited Partners of 14,087.7825 Redeemable Units totaling $20,606,111 The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder.
     Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options, forwards and swap contracts.
     The Redeemable Units were purchased by accredited investors as defined in Regulation D. The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
				(or Approximate
			(c) Total Number	Dollar Value) of
	(a) Total		of Redeemable Units	Redeemable Units that
	Number of	(b) Average	Purchased as Part	May Yet Be
	Redeemable	Price Paid per	of Publicly Announced	Purchased Under the
Period	Units Purchased*	Redeemable Unit**	Plans or Programs	Plans or Programs
January 1, 2011 - January 31, 2011	639.6178	$1,452.07	N/A	N/A
February 1, 2011 - February 28, 2011	1,609.2339	$1,454.02	N/A	N/A
March 1, 2011 - March 31, 2011	1,514.5609	$1,439.23	N/A	N/A
	3,763.4126	$1,447.74

*	Generally, limited partners are permitted to redeem their Redeemable Units as of the last day of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.
Item 3. Defaults Upon Senior Securities. None.
Item 4. [Removed and Reserved].
Item 5. Other Information. None.

Item 6. Exhibits

3.1(a)	Certificate of Limited Partnership dated June 30, 2003 (filed as Exhibit 3.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(b)	Certificate of Amendment of the Certificate of Limited Partnership dated September 21, 2005 (filed as Exhibit 3.1(a) to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(c)	Certificate of Amendment of the Certificate of Limited Partnership dated September 19, 2008 (filed as Exhibit 3.1(c) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(d)	Certificate of Amendment of the Certificate of Limited Partnership dated September 28, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(e)	Certificate of Amendment of the Certificate of Limited Partnership dated June 30, 2010 (filed as Exhibit 3.1(e) to the Current Report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

3.2	Second Amended and Restated Limited Partnership Agreement (filed as Exhibit 3.2 to the Current Report on Form 8-K filed on November 1, 2010 and incorporated herein by reference).

10.1(a)	Management Agreement among the Partnership, the General Partner and Altis (filed as Exhibit 10.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(b)	Letter from the General Partner to Altis extending the Management Agreement from June 30, 2010 to June 30, 2011 (filed as Exhibit 10.1(b) on Form 10-K filed on March 31, 2011 and incorporated herein by reference).

10.2(a)	Management Agreement among the Partnership, the General Partner and Fall River Capital LLC (filed as Exhibit 10.2 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(b)	Letter from the General Partner to Fall River Capital LLC extending the Management Agreement from June 30, 2010 to June 30, 2011 (filed as Exhibit 10.2(b) on Form 10-K filed on March 31, 2011 and incorporated herein by reference).

10.3(a)	Management Agreement among the Partnership, the General Partner and Waypoint Capital Management LLC (filed as Exhibit 10.4 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(b)	Letter from the General Partner to Waypoint Capital Management LLC extending the Management Agreement from June 30, 2010 to June 30, 2011 (filed as Exhibit 10.3(b) on Form 10-K filed on March 31, 2011 and incorporated herein by reference).

10.4(a)	Management Agreement among the Partnership, the General Partner and Xplor Capital Management, LLC (filed as Exhibit 10.5 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(b)	Letter from the General Partner to Xplor Capital Management, LLC extending the Management Agreement from June 30, 2010 to June 30, 2011 (filed as Exhibit 10.4(b) on Form 10-K filed on March 31, 2011 and incorporated herein by reference).

10.5(a)	Management Agreement among the Partnership the General Partner and Avant (filed as Exhibit 10.6 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(b)	Letter from the General Partner to Avant extending the Management Agreement from June 30, 2009 to June 30, 2010 (filed as Exhibit 10.5(b) on Form 10-K filed on March 31, 2010 and incorporated herein by reference).

10.6(a)	Management Agreement among the Partnership, the General Partner and Cantab Capital Partners LLP (filed as Exhibit 10.7 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(b)	Letter from the General Partner to Cantab Capital Partners LLP extending the Management Agreement from June 30, 2010 to June 30, 2011 (filed as Exhibit 10.6(b) on Form 10-K filed on March 31, 2011 and incorporated herein by reference).

10.7	Customer Agreement between the Partnership, the General Partner and CGM (filed as Exhibit 10.9 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

10.8	Amended and Restated Agency Agreement between the Partnership, the General Partner, CGM and MSSB (filed as Exhibit 10.8 to the Current Report on Form 8-K filed on August 4, 2010 and incorporated herein by reference).

10.9	Form of Subscription Agreement (filed as Exhibit 10.11 to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.10 (a)	Management Agreement among the Partnership, the General Partner and Sasco (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 21, 2009 and incorporated herein by reference).

(b)	Letter from the General Partner to Sasco extending the Management Agreement from June 30, 2010 to June 30, 2011 (filed as Exhibit 10.10(b) on Form 10-K filed on March 31, 2011 and incorporated herein by reference).

10.11	Joinder Agreement among the Partnership, the General Partner, CGM and MSSB (filed as Exhibit 10 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 filed on August 14, 2009 and incorporated herein by reference).

10.12	Amended and Restated Management Agreement among the Partnership, the General Partner and PGR Capital LLP (filed as Exhibit 10.12 to the Current Report on Form 8-K filed on November 4, 2010 and incorporated herein by reference).

10.13	Amended and Restated Management Agreement among the Partnership, the General Partner and Blackwater Capital Management LLC (filed as Exhibit 10.13 to the Current Report on Form 8-K filed on November 4, 2010 and incorporated herein by reference).

10.14	Amended and Restated Management Agreement among the Partnership, the General Partner and J E Moody & Company LLC (filed as Exhibit 10.14 to the Current Report on Form 10-K filed on January 3, 2011 and incorporated herein by reference).

10.15	Amended and Restated Management Agreement among the Partnership, the General Partner and Cirrus Capital Management LLC (filed as Exhibit 10.15 to the Current Report on Form 8-K filed on January 3, 2011 and incorporated herein by reference).

10.16	Management Agreement among the Partnership, the General Partner and Flintlock Capital Asset Management, LLC (filed as Exhibit 10.16 to the Current Report on Form 8-K filed on December, 2010 and incorporated herein by reference).
The exhibits required to be filed by Item 601 of regulation S-K are incorporated herein by reference

(a)	31.1 — Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director)
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
EMERGING CTA PORTFOLIO L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Walter Davis Walter Davis
President and Director

Date:	May 16, 2011

By:	/s/ Jennifer Magro Jennifer Magro
Chief Financial Officer and Director
(Principal Accounting Officer)

Date:	May 16, 2011