Form 10-Q
period 2011-06-30
EMERGING CTA PORTFOLIO LP
filed 2011-08-15
CIK 1269190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Yes    No X

As of July 31, 2011, 136,486.8380 Limited Partnership Redeemable Units were outstanding.

EMERGING CTA PORTFOLIO L.P.
FORM 10-Q
INDEX

		Page
		Number

PART I - Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at June 30, 2011 (unaudited) and December 31, 2010	3

	Condensed Schedules of Investments at June 30, 2011 (unaudited) and December 31, 2010	4 – 5

	Statements of Income and Expenses and Changes in Partners’ Capital for the three and six months ended June 30, 2011 and 2010 (unaudited)	6

	Notes to Financial Statements (unaudited)	7 – 18

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19 – 20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21 – 26

Item 4.	Controls and Procedures	27

PART II - Other Information		28 – 29

Exhibits
Exhibit 31.1 Certification
Exhibit 31.2 Certification
Exhibit 32.1 Certification
Exhibit 32.2 Certification
101.INS XBRL Instance Document.
101.SCH XBRL Taxonomy Extension Schema Document.
101.CAL XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB XBRL Taxonomy Extension Label Linkbase Document.
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document.

PART I
Item 1. Financial Statements
Emerging CTA Portfolio L.P.
Statements of Financial Condition

	(Unaudited)
	June 30,	December 31,
	2011	2010
Assets:
Investment in Funds, at fair value	$145,903,172	$93,009,857
Equity in trading account:
Cash	52,428,297	85,698,856
Cash margin	8,115,035	5,943,791
Net unrealized appreciation on open futures contracts	918,738	1,516,219
Net unrealized appreciation on open forward contracts	—	19,265
Options purchased, at fair value (cost $0 and $854,880 at June 30, 2011 and December 31, 2010, respectively)	—	901,226

Total trading equity	207,365,242	187,089,214
Interest receivable	749	7,439

Total assets	$207,365,991	$187,096,653

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$757,148	$—
Accrued expenses:
Brokerage fees	602,609	545,698
Management fees	275,133	279,142
Administrative fees	85,787	77,685
Incentive fees	156,846	500,939
Other	117,664	107,923
Redemptions payable	7,017,584	2,059,665

Total liabilities	9,012,771	3,571,052

Partners’ Capital:
General Partner, 1,438.9316 and 1,302.6036 unit equivalents outstanding at June 30, 2011 and December 31, 2010	2,072,378	1,927,332
Limited Partners, 136,284.9037 and 122,734.7189 Redeemable Units outstanding at June 30, 2011 and December 31, 2010, respectively	196,280,842	181,598,269

Total partners’ capital	198,353,220	183,525,601

Total liabilities and partners’ capital	$207,365,991	$187,096,653

Net asset value per unit	$1,440.22	$1,479.60

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.
Condensed Schedule of Investments
June 30, 2011
(Unaudited)

	Notional ($)/
	Number		% of Partners’
	of Contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	291	$135,014	0.07%
Energy	282	(625,743)	(0.32)
Grains	55	(94,143)	(0.05)
Indices	218	374,203	0.19
Interest Rates U.S.	1,277	6,949	0.00 *
Interest Rates Non-U.S.	897	(22,828)	(0.01)
Livestock	110	102,781	0.05
Metals	30	70,174	0.04
Softs	76	38,492	0.02

Total futures contracts purchased		(15,101)	(0.01)

Futures Contracts Sold
Currencies	83	(44,630)	(0.02)
Energy	282	708,439	0.36
Grains	69	121,916	0.06
Indices	104	(109,398)	(0.06)
Interest Rates U.S.	135	165,540	0.08
Interest Rates Non-U.S.	446	56,449	0.03
Livestock	26	(10,923)	(0.01)
Metals	25	51,692	0.03
Softs	9	(5,246)	(0.00)*

Total futures contracts sold		933,839	0.47

Unrealized Appreciation on Forward Contracts
Currencies	$122,398,509	1,361,070	0.69
Metals	368	1,129,388	0.57

Total unrealized appreciation on forward contracts		2,490,458	1.26

Unrealized Depreciation on Forward Contracts
Currencies	$120,805,494	(1,596,176)	(0.81)
Metals	419	(1,651,430)	(0.83)

Total unrealized depreciation on forward contracts		(3,247,606)	(1.64)

Investment in Funds
CMF Altis Partners Master Fund L.P.		4,852,102	2.45
Waypoint Master Fund L.P.		18,896,166	9.53
Blackwater Master Fund L.P.		28,243,764	14.24
PGR Master Fund L.P.		24,431,748	12.32
JEM Master Fund L.P.		23,832,944	12.01
CMF Cirrus Master Fund L.P.		23,785,703	11.99
Flintlock Master Fund L.P.		21,860,745	11.02

Total investment in Funds		145,903,172	73.56

Net fair value		$146,064,762	73.64%

*	Due to rounding.
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

Emerging CTA Portfolio L.P.
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Investment Income:
Interest income	$2,408	$27,245	$16,692	$40,647
Interest income from investment in Funds	6,997	25,416	39,195	37,483

Total investment income	9,405	52,661	55,887	78,130

Expenses:
Brokerage fees including clearing fees	2,196,819	1,787,929	4,239,712	3,481,259
Management fees	873,834	847,318	1,727,250	1,684,651
Administrative fees	260,370	212,352	500,705	421,685
Incentive fees	156,846	(67,482)	276,307	48,096
Other	143,667	227,929	281,188	393,139

Total expenses	3,631,536	3,008,046	7,025,162	6,028,830

Net investment income (loss)	(3,622,131)	(2,955,385)	(6,969,275)	(5,950,700)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in Funds:
Net realized gains (losses) on closed contracts	4,827,835	(1,711,594)	4,212,221	(4,323,036)
Net realized gains (losses) investment in Funds	(126,360)	9,292,621	1,779,404	8,346,208
Change in net unrealized gains (losses) on open contracts	(1,483,705)	(1,700,768)	(1,420,240)	626,819
Change in net unrealized gains (losses) on investment in Funds	492,442	(7,599,480)	(2,820,240)	(3,009,375)

Total trading results	3,710,212	(1,719,221)	1,751,145	1,640,616

Net income (loss)	88,081	(4,674,606)	(5,218,130)	(4,310,084)
Subscriptions — Limited Partners	13,957,373	6,820,000	34,563,484	19,438,000
Subscriptions — General Partner	200,000	—	200,000	—
Redemptions — Limited Partners	(9,269,306)	(5,642,424)	(14,717,735)	(15,761,351)

Net increase (decrease) in Partners’ Capital	4,976,148	(3,497,030)	14,827,619	(633,435)
Partners’ Capital, beginning of period	193,377,072	169,569,267	183,525,601	166,705,672

Partners’ Capital, end of period	$198,353,220	$166,072,237	$198,353,220	$166,072,237

Net asset value per unit (137,723.8353 and 121,121.2027 units outstanding at June 30, 2011 and 2010, respectively)	$1,440.22	$1,371.12	$1,440.22	$1,371.12

Net income (loss) per unit*	$0.99	$(38.29)	$(39.38)	$(35.26)

Weighted average units outstanding	141,017.6956	121,854.2150	136,690.7542	121,705.0634

*	Based on change in net asset value per unit.
See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.
Notes to Financial Statements
June 30, 2011
(Unaudited)
1. General:
     Emerging CTA Portfolio L.P. (the “Partnership”) is a limited partnership that was organized on July 7, 2003 under the partnership laws of the State of New York. The objective of the Partnership is to achieve capital appreciation through the allocation of assets to a “blind pool” of early-stage commodity trading advisors which engage, directly and indirectly, in speculative trading of a diversified portfolio of commodity interests, including futures, forwards and options. The Partnership may also enter into swap and other derivative transactions with the approval of the General Partner (defined below). The sectors traded include currencies, livestock, energy, grains, metals, indices, softs and U.S. and non-U.S. interest rates. The Partnership and the Funds, (as defined in Note 5 “Investment in Funds”) may trade futures, forward and option contracts of any kind. The commodity interests that are traded by the Partnership and the Funds are volatile and involve a high degree of market risk.
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
     As of June 30, 2011, all trading decisions are made for the Partnership by its twelve trading advisors (the “Advisors”) either directly, through individually managed accounts, or indirectly, through investments in other collective investment vehicles. As indicated above, the Partnership allocates its assets to a “blind pool” of trading advisors which refers to the fact that detailed information about the advisors, such as their backgrounds, individual trading strategies and past performance records has not been, and is not expected to be, provided to investors. The General Partner has chosen not to disclose such information because, among other reasons, the advisors engaged to trade on behalf of the Partnership may have little or no performance histories and the mix of advisors may change frequently as new advisors are identified and others progress beyond the “emerging” stage. The Advisors are not affiliated with one another, are not affiliated with the General Partner or CGM and are not responsible for the organization or operation of the Partnership.
     The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at June 30, 2011 and December 31, 2010, and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2011 and 2010. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2010.
     The General Partner and each limited partner of the Partnership (each a “Limited Partner”) share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no Limited Partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions.
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

Emerging CTA Portfolio L.P.
Notes to Financial Statements
June 30, 2011
(Unaudited)
2. Financial Highlights:
     Changes in the net asset value per unit for the three and six months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net realized and unrealized gains (losses) *	$11.12	$(28.72)	$(19.34)	$(14.98)
Interest income	0.07	0.43	0.42	0.64
Expenses **	(10.20)	(10.00)	(20.46)	(20.92)

Increase (decrease) for the period	0.99	(38.29)	(39.38)	(35.26)
Net asset value per unit, beginning of period	1,439.23	1,409.41	1,479.60	1,406.38

Net asset value per unit, end of period	$1,440.22	$1,371.12	$1,440.22	$1,371.12

*	Includes brokerage fees and clearing fees.

**	Excludes brokerage fees and clearing fees.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011		2010	2011	2010
Ratios to Average Net Assets:***
Net investment income (loss) before incentive fees****	(6.9)%		(7.2)%	(6.9)%	(7.2)%

Operating expenses	6.9%		7.3%	7.0%	7.3%
Incentive fees	0.1%		—%	0.1%	—%

Total expenses	7.0%		7.3%	7.1%	7.3%

Total return:
Total return before incentive fees	0.1%		(2.8)%	(2.5)%	(2.5)%
Incentive fees	—	%*****	0.1%	(0.1)%	—%

Total return after incentive fees	0.1%		(2.7)%	(2.6)%	(2.5)%

***	Annualized (other than incentive fees).

****	Interest income less total expenses.

*****	Due to rounding.
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
     All of the commodity interests owned by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended June 30, 2011 and 2010 were 3,716 and 5,127, respectively. The monthly average number of futures contracts traded directly by the Partnership during the six months ended June 30, 2011 and 2010 were 4,096 and 5,605, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the three months ended June 30, 2011 and 2010 were 1,002 and 344, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the six months ended June 30, 2011 and 2010 were 778 and 428, respectively. The monthly average number of option contracts traded directly by the Partnership during the three months ended June 30, 2011 and 2010 were 0 and 10, respectively. The monthly average number of option contracts traded directly by the Partnership during the six months ended June 30, 2011 and 2010 were 122 and 5, respectively. The monthly average notional value of currency forward contracts traded directly by the Partnership during the three months ended June 30, 2011 and 2010 were $418,864,114 and $273,331,911, respectively. The monthly average notional value of currency forward contracts traded directly by the Partnership during the six months ended June 30, 2011 and 2010 were $368,242,547 and $324,430,107, respectively.
     Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions.

Emerging CTA Portfolio L.P.
Notes to Financial Statements
June 30, 2011
(Unaudited)
     The following tables indicate the gross fair values of derivative instruments of futures and forward as separate assets and liabilities as of June 30, 2011 and December 31, 2010.

June 30, 2011
Assets
Futures Contracts
Currencies	$142,702
Energy	1,051,792
Grains	122,765
Indices	375,140
Interest Rates Non-U.S.	224,830
Interest Rates U.S.	318,060
Livestock	121,550
Metals	129,940
Softs	55,721

Total unrealized appreciation on open futures contracts	$2,542,500

Liabilities
Futures Contracts
Currencies	$(52,318)
Energy	(969,096)
Grains	(94,992)
Indices	(110,335)
Interest Rates Non-U.S.	(191,209)
Interest Rates U.S.	(145,571)
Livestock	(29,692)
Metals	(8,074)
Softs	(22,475)

Total unrealized depreciation on open futures contracts	$(1,623,762)

Net unrealized appreciation on open futures contracts	$918,738 *

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

June 30, 2011
Assets
Forward Contracts
Currencies	$1,361,070
Metals	1,129,388

Total unrealized appreciation on open forward contracts	$2,490,458

Liabilities
Forward Contracts
Currencies	$(1,596,176)
Metals	(1,651,430)

Total unrealized depreciation on open forward contracts	$(3,247,606)

Net unrealized depreciation on open forward contracts	$(757,148)**

**	This amount is in “Net unrealized depreciation on open forward contracts” on the Statements of Financial Condition.

Emerging CTA Portfolio L.P.
Notes to Financial Statements
June 30, 2011
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

Emerging CTA Portfolio L.P.
Notes to Financial Statements
June 30, 2011
(Unaudited)
     The following tables indicate the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
Sector	2011		2010		2011		2010
Currencies	$(281,152)		$(1,821,042)		$(781,560)		$(3,111,822)
Energy	(130,187)		293,835		246,142		(484,557)
Grains	(74,811)		(482,131)		416,310		11,465
Indices	(146,605)		(3,016,853)		(1,191,476)		(3,086,993)
Interest Rates U.S.	1,351,570		1,813,341		1,304,155		1,229,709
Interest Rates Non-U.S.	68,787		954,894		(389,499)		2,002,782
Livestock	166,289		8,864		(139,557)		(173,229)
Metals	2,655,319		(745,108)		3,042,421		(286,376)
Softs	(265,080)		(418,162)		285,045		202,804

Total	$3,344,130	****	$(3,412,362	)****	$2,791,981	****	$(3,696,217	)****

****	This amount is in “Total trading results” on the Statement of Income and Expenses and Changes in Partners ’ Capital.
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
     The Partnership and the Funds will separately present purchases, sales, issuances and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.
     The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended June 30, 2011 and December 31, 2010, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

Emerging CTA Portfolio L.P.
Notes to Financial Statements
June 30, 2011
(Unaudited)

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable Inputs
	June 30, 2011	Assets (Level 1)	(Level 2)	(Level 3)
Assets
Investment in Funds	$145,903,172	$—	$145,903,172	$—
Futures	2,542,500	2,542,500	—	—
Forwards	2,490,458	1,129,388	1,361,070	—

Total assets	150,936,130	3,671,888	147,264,242	—

Liabilities
Futures	$1,623,762	$1,623,762	$—	$—
Forwards	3,247,606	1,651,430	1,596,176	—

Total liabilities	4,871,368	3,275,192	1,596,176	—

Net fair value	$146,064,762	$396,696	$145,668,066	$—

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable Inputs
	December 31, 2010*	Assets (Level 1)	(Level 2)	(Level 3)
Assets
Investment in Funds	$93,009,857	$—	$93,009,857	$—
Futures	2,422,050	2,422,050	—	—
Forwards	2,415,394	805,081	1,610,313	—
Options purchased	901,226	901,226	—	—

Total assets	98,748,527	4,128,357	94,620,170	—

Liabilities
Futures	$905,831	$905,831	$—	$—
Forwards	2,396,129	756,788	1,639,341	—

Total liabilities	3,301,960	1,662,619	1,639,341	—

Net fair value	$95,446,567	$2,465,738	$92,980,829	$—

*	The amounts have been reclassified from the December 31, 2010 prior year financial statements to conform to current year presentation.
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
     On May 1, 2009, the assets allocated to Sasco Energy Partners LLC (“Sasco”) for trading were invested in the CMF Sasco Master Fund L.P. (“Sasco Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 16,437.9008 units of Sasco Master with cash equal to $16,364,407 and a contribution of open commodity futures contracts with a fair value of $(1,325,727). Sasco Master was formed in order to permit accounts managed now or in the future by Sasco using the Energy Program, a proprietary, discretionary trading program, to invest together in one trading vehicle. The Partnership fully redeemed its investment in Sasco Master on May 31, 2011 for cash equal to $14,575,007.

Emerging CTA Portfolio L.P.
Notes to Financial Statements
June 30, 2011
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
     On May 1, 2011, the assets allocated to Flintlock Capital Asset Management, LLC (“Flintlock”) for trading were invested in Flintlock Master Fund L.P. (“Flintlock Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership invested in Flintlock Master with cash equal to $23,564,973. Flintlock Master was formed to permit accounts managed now or in the future by Flintlock using the 2x Flintlock Commodity Opportunities Partners, LP, a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner for Flintlock Master. Individual and pooled accounts currently managed by Flintlock, including the Partnership, are permitted to be limited partners of Flintlock Master. The General Partner and Flintlock believe that trading through this structure should promote efficiency and economy in the trading process.
     The General Partner is not aware of any material changes to any of the trading programs discussed above during the fiscal quarter ended June 30, 2011.
     Altis Master’s, Waypoint Master’s, Blackwater Master’s, PGR Master’s, JEM Master’s, Cirrus Master’s and Flintlock Master’s (the “Funds”) trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. The Funds engage in such trading through commodity brokerage accounts maintained with CGM.
     A limited partner may withdraw all or part of their capital contribution and undistributed profits, if any, from the Funds in multiples of the net asset value per unit as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the General Partner at least three days in advance of the Redemption Date. The units are classified as a liability when the limited partner elects to redeem and informs the Funds.
     Management, administrative and incentive fees are charged at the Partnership level. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively the “clearing fees”) are borne by the Partnership through its investment in the Funds. All other fees, including CGM’s direct brokerage fees, are charged at the Partnership level.
     At June 30, 2011, the Partnership owned approximately 4.7% of Altis Master, 49.8% of Waypoint Master, 77.7% of PGR Master, 81.3% of Blackwater Master, 65.7% of JEM Master, 89.2% of Cirrus Master and 85.0% of Flintlock Master. At December 31, 2010, the Partnership owned approximately 27.6%, of Altis Master, 22.8% of Sasco Master, 52.0% of Waypoint Master, 74.9% of PGR Master and 77.3% of Blackwater Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same and the redemption rights are not affected.

Emerging CTA Portfolio L.P.
Notes to Financial Statements
June 30, 2011
(Unaudited)
     Summarized information reflecting the total assets, liabilities and capital of the Funds is shown in the following tables.

	June 30, 2011
	Total Assets	Total Liabilities	Total Capital
Altis Master	$104,815,171	$945,798	$103,869,373
Waypoint Master	38,256,105	292,377	37,963,728
Blackwater Master	35,191,918	447,132	34,744,786
PGR Master	31,466,858	41,093	31,425,765
JEM Master	36,304,867	29,133	36,275,734
Cirrus Master	26,670,574	17,302	26,653,272
Flintlock Master	26,378,745	647,258	25,731,487

Total	$299,084,238	$2,420,093	$296,664,145

	December 31, 2010
	Total Assets	Total Liabilities	Total Capital
Altis Master	$64,276,767	$591,256	$63,685,511
Sasco Master	81,882,294	198,664	81,683,630
Waypoint Master	41,306,976	59,330	41,247,646
Blackwater Master	25,966,821	28,810	25,938,011
PGR Master	20,415,391	28,810	20,386,581

Total	$233,848,249	$906,870	$232,941,379

     Summarized information reflecting the net investment income (loss) from trading, total trading results and net income (loss) for the Funds is shown in the following tables.

	For the three months ended June 30, 2011
	Net Investment	Total Trading	Net Income
	Income (Loss)	Results	(Loss)
Altis Master	$(86,627)	$(11,353,961)	$(11,440,588)
Sasco Master	(337,870)	3,450,469	3,112,599
Waypoint Master	(49,050)	846,382	797,332
Blackwater Master	(20,229)	(503,805)	(524,034)
PGR Master	(26,281)	(107,699)	(133,980)
JEM Master	(200,955)	1,503,277	1,302,322
Cirrus Master	(22,683)	667,044	644,361
Flintlock Master	(45,798)	(1,835,364)	(1,881,162)

Total	$(789,493)	$(7,333,657)	$(8,123,150)

	For the six months ended June 30, 2011
	Net Investment	Total Trading	Net Income
	Income (Loss)	Results	(Loss)
Altis Master	$(139,884)	$(19,456,564)	$(19,596,448)
Sasco Master	(707,823)	1,199,725	491,902
Waypoint Master	(113,465)	(760,597)	(874,062)
Blackwater Master	(47,734)	516,903	469,169
PGR Master	(53,692)	483,766	430,074
JEM Master	(306,111)	1,316,107	1,009,996
Cirrus Master	(42,492)	1,328,826	1,286,334
Flintlock Master	(45,798)	(1,835,364)	(1,881,162)

Total	$(1,456,999)	$(17,207,198)	$(18,664,197)

	For the three months ended June 30, 2010
	Net Investment	Total Trading	Net Income
	Income (Loss)	Results	(Loss)
Altis Master	$(80,238)	$(6,238,080)	$(6,318,318)
Avant Master	(21,635)	444,954	423,319
Sasco Master	(327,998)	(772,096)	(1,100,094)
Waypoint Master	(47,691)	5,344,480	5,296,789

Total	$(477,562)	$(1,220,742)	$(1,698,304)

	For the six months ended June 30, 2010
	Net Investment	Total Trading	Net Income
	Income (Loss)	Results	(Loss)
Altis Master	$(119,263)	$(4,102,014)	$(4,221,277)
Avant Master	(45,162)	1,063,684	1,018,522
Sasco Master	(568,579)	2,140,632	1,572,053
Waypoint Master	(59,189)	5,917,533	5,858,344

Total	$(792,193)	$5,019,835	$4,227,642

Emerging CTA Portfolio L.P.
Notes to Financial Statements
June 30, 2011
(Unaudited)
     Summarized information reflecting the Partnership’s investments in, and the operations of, the Funds is shown in the following tables.

	June 30, 2011		For the three months ended June 30, 2011
	% of			Expenses
Funds	Partnership’s Net Assets	Fair Value	Income (Loss)	Brokerage Fees	Other	Net Income (Loss)	Investment Objective	Redemptions Permitted
Altis Master	2.45%	$4,852,102	$(582,053)	$6,111	$1,966	$(590,130)	Commodity Portfolio	Monthly
Sasco Master	—	—	751,955	44,717	10,124	697,114	Energy Markets	Monthly
Waypoint Master	9.53%	18,896,166	446,287	18,059	7,829	420,399	Commodity Portfolio	Monthly
Blackwater Master	14.24%	28,243,764	(387,412)	14,676	3,234	(405,322)	Commodity Portfolio	Monthly
PGR Master	12.32%	24,431,748	(101,708)	7,166	14,258	(123,132)	Commodity Portfolio	Monthly
JEM Master	12.01%	23,832,944	1,205,602	134,806	15,470	1,055,326	Commodity Portfolio	Monthly
Cirrus Master	11.99%	23,785,703	599,088	13,157	8,097	577,834	Energy Markets	Monthly
Flintlock Master	11.02%	21,860,745	(1,558,680)	31,750	7,774	(1,598,204)	Commodity Portfolio	Monthly

Total		$145,903,172	$373,079	$270,442	$68,752	$33,885

	June 30, 2011		For the six months ended June 30, 2011
	% of			Expenses
Funds	Partnership’s Net Assets	Fair Value	Income (Loss)	Brokerage Fees	Other	Net Income (Loss)	Investment Objective	Redemptions Permitted
Altis Master	2.45%	$4,852,102	$(2,460,584)	$17,679	$5,993	$(2,484,256)	Commodity Portfolio	Monthly
Sasco Master	—	—	443,762	104,912	18,860	319,990	Energy Markets	Monthly
Waypoint Master	9.53%	18,896,166	(360,913)	43,966	18,889	(423,768)	Commodity Portfolio	Monthly
Blackwater Master	14.24%	28,243,764	396,604	27,797	16,516	352,291	Commodity Portfolio	Monthly
PGR Master	12.32%	24,431,748	349,443	13,008	32,020	304,415	Commodity Portfolio	Monthly
JEM Master	12.01%	23,832,944	1,023,375	235,905	24,470	763,000	Commodity Portfolio	Monthly
Cirrus Master	11.99%	23,785,703	1,165,352	27,754	15,723	1,121,875	Energy Markets	Monthly
Flintlock Master	11.02%	21,860,745	(1,558,680)	31,750	7,774	(1,598,204)	Commodity Portfolio	Monthly

Total		$145,903,172	$(1,001,641)	$502,771	$140,245	$(1,644,657)

	December 31, 2010		For the three months ended June 30, 2010
	% of			Expenses
Funds	Partnership’s Net Assets	Fair Value	Income (Loss)	Brokerage Fees	Other	Net Income (Loss)	Investment Objective	Redemptions Permitted
Altis Master	9.57%	$17,568,791	$(2,033,754)	$12,466	$20,725	$(2,066,945)	Commodity Portfolio	Monthly
Avant Master	—	—	446,366	15,098	7,950	423,318	Energy Markets	Monthly
Sasco Master	10.17%	18,664,413	(492,523)	102,363	118,069	(712,955)	Energy Markets	Monthly
Waypoint Master	11.69%	21,455,619	3,798,468	29,111	12,906	3,756,451	Commodity Portfolio	Monthly
Blackwater Master	10.92%	20,047,327	—	—	—	—	Commodity Portfolio	Monthly
PGR Master	8.32%	15,273,707	—	—	—	—	Commodity Portfolio	Monthly

Total		$93,009,857	$1,718,557	$159,038	$159,650	$1,399,869

Emerging CTA Portfolio L.P.
Notes to Financial Statements
June 30, 2011
(Unaudited)

	December 31, 2010		For the six months ended June 30, 2010
	% of Partnership’s			Expenses		Net Income	Investment	Redemptions
Funds	Net Assets	Fair Value	Income (Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Altis Master	9.57%	$17,568,791	$(1,301,292)	$25,454	$24,794	$(1,351,540)	Commodity Portfolio	Monthly
Avant Master	—	—	1,066,892	20,335	28,036	1,018,521	Energy Markets	Monthly
Sasco Master	10.17%	18,664,413	1,401,735	179,520	200,792	1,021,423	Energy Markets	Monthly
Waypoint Master	11.69%	21,455,619	4,206,981	35,208	17,299	4,154,474	Commodity Portfolio	Monthly
Blackwater Master	10.92%	20,047,327	—	—	—	—	Commodity Portfolio	Monthly
PGR Master	8.32%	15,273,707	—	—	—	—	Commodity Portfolio	Monthly

Total		$93,009,857	$5,374,316	$260,517	$270,921	$4,842,878

6. Financial Instrument Risks:
     In the normal course of business, the Partnership and the Funds are parties to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include certain forwards and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.
     The risk to the Limited Partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under applicable law.
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
     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds have credit risk and concentration risk, as the sole counterparty or broker with respect to the Partnership’s/Funds’ assets is CGM or a CGM affiliate. Credit risk with respect to exchange-traded instruments is reduced to the extent that through CGM, the Partnership’s/Funds’ counterparty is an exchange or clearing organization.
     As both a buyer and seller of options, the Partnership/Funds pay or receive a premium at the outset and then bear the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership/Funds to potentially unlimited liability; for purchased options, the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Partnership/Funds do not consider these contracts to be guarantees.
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
June 30, 2011
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
     The Partnership and the Funds will separately present purchases, sales, issuances and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.
     The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended June 30, 2011 and December 31, 2010, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
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

Emerging CTA Portfolio L.P.
Notes to Financial Statements
June 30, 2011
(Unaudited)
     Forward Foreign Currency Contracts. Foreign currency contracts are those contracts where the Partnership and the Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Partnership’s and Funds’ net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Net realized gains (losses) and changes in net unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
     The Partnership and the Funds do not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in net gain (loss) on investments in the Statements of Income and Expenses and Changes in Partners’ Capital.
     London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Partnership and the Funds are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and changes in net unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
     Options. The Partnership/Funds may purchase and write (sell) both exchange — listed and OTC options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Partnership/Funds write an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Partnership/Funds purchase an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Net realized gains (losses) and changes in net unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
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
     Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are filed. The General Partner has assessed the subsequent events through the date of filing and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.
     Recent Accounting Pronouncements. In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU “) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards” (“ IFRS”). The amendments within this ASU change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between U.S. GAAP and IFRS. However, some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The ASU is effective for annual and interim periods beginning after December 15, 2011 for public entities. This new guidance is not expected to have a material impact on the Partnership’s financial statements.
     Net Income (Loss) per unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights”.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Liquidity and Capital Resources
     The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Funds, (ii) equity in its trading account, consisting of cash and cash equivalents, net unrealized appreciation on open futures contracts and open forward contracts, and (iii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments and investment in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2011.
     The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by net realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions, redemptions of Redeemable Units and distributions of profits, if any.
     For the six months ended June 30, 2011, Partnership capital increased 8.1% from $183,525,601 to $198,353,220. This increase was attributable to the subscriptions of 23,693.4036 Redeemable Units totaling $34,563,484 and 136.3280 General Partner unit equivalents totaling $200,000, which was partially offset by a net loss from operations of $5,218,130 coupled with the redemption of 10,143.2188 Redeemable Units resulting in an outflow of $14,717,735. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.
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
          The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains (losses) and change in net unrealized gains (losses) in the Statements of Income and Expenses and Changes in Partners’ Capital.
Results of Operations
     During the Partnership’s second quarter of 2011, the net asset value per unit increased 0.1% from $1,439.23 to $1,440.22 as compared to a decrease of 2.7% in the second quarter of 2010. The Partnership experienced a net trading gain before brokerage fees and related fees in the second quarter of 2011 of $3,710,212. Gains were primarily attributable to the Partnership/Funds’ trading of commodity futures in currencies, energy, U.S. interest rates, livestock and metals, and were partially offset by losses in grains, indices, non-U.S. interest rates and softs. The Partnership experienced a net trading loss before brokerage fees and related fees in the second quarter of 2010 of $1,719,221. Losses were primarily attributable to the Partnership/Funds’ trading of commodity futures in currencies, energy, grains, livestock, metals, softs and indices, and were partially offset by gains in U.S. and non-U.S. interest rates.
     During the second quarter the most significant gains were recorded within the global interest rate sector, primarily during May, from long positions in U.S. fixed-income futures as prices increased following reports that showed the U.S. economy grew less than forecast and U.S. jobless claims unexpectedly rose, thereby boosting demand for the relative “safety” of government bonds. Within the currency sector, gains were primarily recorded in April. The U.S. dollar index experienced its largest monthly decline since September of last year as Federal Reserve Chairman Bernanke maintained an accommodative stance in the U.S., while the European Central Bank raised interest rates to fight inflation. Additional downward pressure came in the form of an S&P downgrade, mid-month, to the U.S. long-term credit outlook. As a result, profits were recorded in short U.S. dollar positions against commodity-linked currencies, such as the Australian dollar and New Zealand dollar. Gains were also recorded in trading developed market currencies, such as the British pound, Swiss franc and euro, as well as emerging market currencies, such as the Brazilian real and Mexican peso. Within the metals sector, gains were recorded in precious metals, particularly silver, as prices reached a 31- year high.
     A portion of the Partnership’s gains during the quarter was offset by losses in global stock indices and agricultural commodities. Within the global stock index sector, losses were incurred primarily in May from long positions in European, U.S., and Pacific Rim equity index futures as prices declined after worse-than-expected economic reports and mounting worries over the European debt crisis stoked concern the global economic recovery is faltering. Within the agricultural complex, losses were recorded primarily in April from long positions in cotton futures as prices declined to a three-month low on concern demand may slow from China, the world’s biggest buyer of the fiber. Additional losses were experienced during June from long positions in wheat futures as prices fell on speculation that warm weather would aid U.S. crops.
     During the Partnership’s six months ended June 30, 2011, the net asset value per unit decreased 2.6% from $1,479.60 to $1,440.22 as compared to a decrease of 2.5% in the six months ended June 30, 2010. The Partnership experienced a net trading gain before brokerage fees and related fees in the six months ended June 30, 2011 of $1,751,145. Gains were primarily attributable to the Partnership/Funds’ trading of commodity futures in currencies, energy, grains, U.S. interest rates, livestock and metals, and were partially offset by losses in indices, non-U.S. interest rates and softs. The Partnership experienced a net trading gain before brokerage fees and related fees in the six months ended June 30, 2010 of $1,640,616. Gains were primarily attributable to the Partnership/Funds’ trading of commodity futures in energy and U.S. and non-U.S. interest rates and were partially offset by losses in currencies, grains, livestock, metals, softs and indices.

     Commodity futures markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increases the possibility of profit. The profitability of the Partnership/Funds depends on the existence of major price trends and the ability of the Advisors to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events, and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Partnership expects to increase capital through operations.
     Interest income is earned on 100% of the Partnership’s average daily equity maintained in cash in its (or the Partnership’s allocable portion of a Fund’s) account during each month at the 30-day U.S. Treasury bill rate determined weekly by CGM based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. Interest income for the three and six months ended June 30, 2011 decreased by $43,256 and $22,243, respectively, as compared to the corresponding periods in 2010. The decrease in interest income is due to lower U.S. Treasury bill rates during the three and six months ended June 30, 2011 as compared to the corresponding periods in 2010. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership and the Funds depends on the average daily equity in the Partnership’s/Funds’ account and upon interest rates over which neither the Partnership/Funds nor CGM has control.
     Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the three and six months ended June 30, 2011 increased by $408,890 and $758,453, respectively, as compared to the corresponding periods in 2010. The increase in brokerage fees is due to higher average net assets during the three and six months ended June 30, 2011 as compared to the corresponding periods in 2010.
     Management fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the three and six months ended June 30, 2011 increased by $26,516 and $42,599, respectively, as compared to the corresponding periods in 2010. The increase in management fees is due to higher average net assets during the three and six months ended June 30, 2011 as compared to the corresponding periods in 2010.
     Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Administrative fees for the three and six months ended June 30, 2011 increased by $48,018 and $79,020, respectively, as compared to the corresponding periods in 2010. The increase in administrative fees is due to higher average net assets during the three and six months ended June 30, 2011 as compared to the corresponding periods in 2010.
     Incentive fees paid by the Partnership to the Advisors are based on the new trading profits generated by each Advisor at the end of the quarter, as defined in the management agreements among the Partnership, the General Partner and each Advisor. Trading performance for the three and six months ended June 30, 2011 resulted in incentive fees of $156,846 and $276,307, respectively. Trading performance for the three months ended June 30, 2010, resulted in incentive fee reversal of ($67,482). Trading performance for the six months ended June 30, 2010 resulted in incentive fees of $48,096.
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
     The risk to the Limited Partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under applicable law.
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
     The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2011 and December 31, 2010. As of June 30, 2011, the Partnership’s total capitalization was $198,353,220.
June 30, 2011

		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$4,621,859	2.33%
Energy	1,877,892	0.95%
Grains	407,598	0.21%
Indices	3,063,339	1.54%
Interest Rates U.S.	1,423,979	0.72%
Interest Rates Non-U.S.	2,611,951	1.32%
Livestock	456,610	0.23%
Lumber	637,091	0.32%
Metals	1,094,970	0.55%
Softs	364,245	0.18%

Total	$16,559,534	8.35%

     As of December 31, 2010, the Partnership’s total capitalization was $183,525,601.
December 31, 2010

		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$3,742,488	2.05%
Energy	3,712,642	2.02%
Grains	610,757	0.33%
Indices	3,061,953	1.67%
Interest Rates U.S.	653,137	0.36%
Interest Rates Non-U.S.	1,216,750	0.66%
Livestock	268,789	0.15%
Lumber	1,435	0.00%*
Metals	1,427,354	0.78%
Softs	756,573	0.41%

Total	$15,451,878	8.43%

*	Due to rounding
     The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and through its investments in the Funds by market category as of June 30, 2011 and December 31, 2010, the highest, lowest and average values during the three months ended June 30, 2011 and the twelve months ended December 31, 2010. All open contracts trading risk exposures have been included in calculating the figures set forth below.
     As of June 30, 2011, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:
June 30, 2011

			Three months ended June 30, 2011
	Value at	% of Total	High	Low	Average Value
Market Sector	Risk	Capital	Value at Risk	Value at Risk	at Risk*
Currencies	$2,667,334	1.34%	$3,016,047	$1,288,708	$2,139,800
Energy	503,640	0.25%	760,881	276,025	464,379
Grains	100,031	0.05%	502,648	81,740	183,263
Indices	1,243,729	0.63%	1,630,373	732,387	985,071
Interest Rates U.S.	755,644	0.38%	1,040,492	595,822	884,648
Interest Rates Non-U.S.	933,233	0.47%	942,076	548,535	763,296
Livestock	130,050	0.07%	181,100	28,500	106,758
Metals	267,982	0.13%	2,138,330	120,975	517,314
Softs	151,405	0.08%	867,645	144,455	245,211

Total	$6,753,048	3.40%

*	Average of month-end Values at Risk.
     As of December 31, 2010, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:
December 31, 2010

			Twelve months ended December 31, 2010
	Value at	% of Total	High	Low	Average Value
Market Sector	Risk	Capital	Value at Risk	Value at Risk	at Risk*
Currencies	$1,070,681	0.58%	$8,643,224	$1,620,748	$2,949,106
Energy	756,948	0.41%	1,430,685	440,556	761,191
Grains	318,900	0.17%	738,061	180,375	346,994
Indices	1,200,793	0.66%	2,979,873	798,017	1,950,676
Interest Rates U.S.	499,400	0.27%	1,930,750	288,485	942,116
Interest Rates Non-U.S.	571,973	0.31%	3,055,102	281,406	1,478,558
Livestock	145,900	0.08%	268,450	32,850	111,777
Metals	779,984	0.43%	1,077,058	286,188	619,746
Softs	476,838	0.26%	690,412	192,635	402,287

Total	$5,821,417	3.17%

*	Annual average of month-end Values at Risk.

     As of June 30, 2011, Altis Master’s total capital was $103,869,373. The Partnership owned approximately 4.7% of Altis Master. As of June 30, 2011, Altis Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Altis for trading) was as follows:
June 30, 2011

			Three months ended June 30, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capital	Value at Risk	Value at Risk	Value at Risk*
Currencies	$2,577,430	2.48%	$4,043,859	$1,499,893	$2,914,230
Energy	1,327,961	1.28%	2,954,905	374,821	1,279,237
Grains	519,081	0.50%	1,290,740	326,477	656,920
Indices	1,616,300	1.56%	4,865,066	719,883	2,328,540
Interest Rates U.S.	480,200	0.46%	1,007,400	445,650	617,058
Interest Rates Non -U.S.	1,700,061	1.64%	1,814,978	535,752	1,269,522
Livestock	150,410	0.14%	244,350	52,475	115,828
Lumber	27,000	0.03%	69,000	13,500	25,500
Metals	1,229,811	1.18%	2,447,050	644,520	1,129,073
Softs	778,782	0.75%	1,748,653	495,644	1,024,497

Total	$10,407,036	10.02%

*	Average of month-end Values at Risk.
     As of December 31, 2010, Altis Master’s total capital was $63,685,511. The Partnership owned approximately 27.6% of Altis Master. As of December 31, 2010, Altis Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Altis for trading) was as follows:
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

     As of December 31, 2010, Sasco Master’s total capital was $81,683,630. The Partnership owned approximately 22.8% of Sasco Master. As of December 31, 2010, Sasco Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Sasco for trading) was as follows:
December 31, 2010

			Twelve months ended December 31, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Energy	$9,618,175	11.77%	$16,002,038	$2,149,045	$10,344,808

Total	$9,618,175	11.77%

*	Annual average of month-end Values at Risk.
     As of June 30, 2011, Waypoint Master’s total capitalization was $37,963,728. The Partnership owned approximately 49.8% of Waypoint Master. As of June 30, 2011, Waypoint Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Waypoint for trading) was as follows:
June 30, 2011

			Three months ended June 30, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$1,978,315	5.21%	$10,317,436	$381,280	$6,777,194
Energy	46,750	0.12%	112,500	42,500	51,875
Grains	40,250	0.11%	111,500	19,250	75,875
Indices	1,040,966	2.74%	1,280,802	200,908	648,984
Interest Rates U.S.	26,000	0.07%	591,250	26,000	367,367
Interest Rates Non-U.S.	697,203	1.84%	1,537,795	78,185	821,745
Metals	142,500	0.37%	170,512	40,500	156,506
Softs	37,800	0.10%	105,300	37,800	62,100

Total	$4,009,784	10.56%

*	Average of month-end Values at Risk.
     As of December 31, 2010, Waypoint Master’s total capitalization was $41,247,646. The Partnership owned approximately 52.0% of Waypoint Master. As of December 31, 2010, Waypoint Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Waypoint for trading) was as follows:
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

     As of June 30, 2011, PGR Master’s total capitalization was $31,425,765. The Partnership owned approximately 77.7% of PGR Master. As of June 30, 2011, PGR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to PGR for trading) was as follows:
June 30, 2011

			Three months ended June 30, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$160,222	0.51%	$215,746	$136,005	$169,091
Energy	210,298	0.67%	343,619	154,095	251,494
Grains	43,612	0.14%	93,250	37,750	67,454
Indices	464,495	1.48%	823,818	451,440	624,393
Interest Rates U.S.	271,600	0.86%	393,800	234,600	299,075
Interest Rates Non -U.S.	793,338	2.52%	793,338	429,966	603,584
Livestock	1,200	0.00%**	10,800	1,200	4,400
Metals	132,500	0.42%	220,971	77,258	133,010
Softs	95,865	0.31%	108,860	61,317	83,750

Total	$2,173,130	6.91%

*	Average of month-end Values at Risk.

**	Due to rounding.
     As of December 31, 2010, PGR Master’s total capitalization was $20,386,581. The Partnership owned approximately 74.9% of PGR Master. As of December 31, 2010, PGR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to PGR for trading) was as follows:
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
     As of June 30, 2011, Blackwater Master’s total capitalization was $34,744,786. The Partnership owned approximately 81.3% of Blackwater Master. As of June 30, 2011, Blackwater Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Blackwater for trading) was as follows:
June 30, 2011

			Three months ended June 30, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$890,150	2.56%	$1,876,683	$890,150	$1,011,517
Energy	446,336	1.28%	868,462	19,250	175,945
Grains	84,000	0.24%	141,000	42,000	73,500
Indices	1,063,136	3.06%	1,607,842	541,808	952,159
Interest Rates U.S.	518,800	1.49%	969,300	219,050	480,350
Interest Rates Non -U.S.	781,285	2.25%	807,320	330,533	571,484
Metals	279,849	0.81%	758,876	279,843	505,780
Softs	102,000	0.30%	119,000	102,000	102,000

Total	$4,165,556	11.99%

*	Average of month-end Values at Risk.

     As of December 31, 2010, Blackwater Master’s total capitalization was $25,938,011. The Partnership owned approximately 77.3% of Blackwater Master. As of December 31, 2010, Blackwater Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Blackwater for trading) was as follows:
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
     As of June 30, 2011, JEM Master’s total capitalization was $36,275,734. The Partnership owned approximately 65.7% of JEM Master. As of June 30, 2011, JEM Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to JE Moody for trading) was as follows:
June 30, 2011

			Three months ended June 30, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Energy	$1,496,250	4.12%	$4,614,951	$666,200	$1,969,681
Grains	74,925	0.21%	155,275	8,250	51,175
Livestock	562,050	1.55%	562,050	107,600	296,333
Softs	54,150	0.15%	658,900	35,700	142,883

Total	$2,187,375	6.03%

*	Average of month-end Values at Risk.
     As of June 30, 2011, Flintlock Master’s total capitalization was $25,731,487. The Partnership owned approximately 85.0% of Flintlock Master. As of June 30, 2011, Flintlock Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Flintlock for trading) was as follows:
June 30, 2011

			For the period ended June 30, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Energy	$896,804	3.49%	$1,601,607	$310,811	$1,119,882
Grains	189,350	0.73%	385,300	177,050	247,700
Livestock	374,775	1.46%	374,775	129,225	290,863
Metals	748,026	2.91%	1,902,789	245,084	743,576
Softs	432,650	1.68%	471,650	96,650	394,850

Total	$2,641,605	10.27%

*	For the period May 1, 2011 (commencement of trading operations) to June 30, 2011 average of month-end Values at Risk.

Item 4. Controls and Procedures
     The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership on the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods expected in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Partnership in the reports it files is accumulated and communicated to management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.
     The General Partner is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.
     The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2011 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.
     The Partnership’s internal control over financial reporting is a process under the supervision of the General Partner’s CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. These controls include policies and procedures that:
•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

•	provide reasonable assurance that (i) transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and (ii) the Partnership’s receipts are handled and expenditures are made only pursuant to authorizations of the General Partner; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.
     There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     There are no material changes to the discussion set forth under Part I, Item 3, “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

Item 1A. Risk Factors
     There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report ended March 31, 2011.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     For the three months ended June 30, 2011 there were subscriptions of 9,605.6211 Redeemable Units totaling $13,957,373 and 136.3280 General Partner unit equivalents totaling $200,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder.
     Proceeds from the sale of additional Redeemable Units are used in the trading of commodity interests including futures contracts, options, forwards and swap contracts.
     The Redeemable Units were purchased by accredited investors as defined in Regulation D. The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
				(or Approximate
			(c) Total Number	Dollar Value) of
	(a) Total		of Redeemable Units	Redeemable Units that
	Number of	(b) Average	Purchased as Part	May Yet Be
	Redeemable	Price Paid per	of Publicly Announced	Purchased Under the
Period	Units Purchased*	Redeemable Unit**	Plans or Programs	Plans or Programs
April 1, 2011 - April 30, 2011	1,171.7335	$1,501.65	N/A	N/A
May 1, 2011 - May 31, 2011	335.4952	$1,467.05	N/A	N/A
June 1, 2011 - June 30, 2011	4,872.5775	$1,440.22	N/A	N/A
	6,379.8062	$1,452.91

*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the last day of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.
Item 3. Defaults Upon Senior Securities. None.
Item 4. [Removed and Reserved].
Item 5. Other Information. None.

Item 6. Exhibits

3.1(a)	Certificate of Limited Partnership dated June 30, 2003 (filed as Exhibit 3.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(b)	Certificate of Amendment of the Certificate of Limited Partnership dated September 21, 2005 (filed as Exhibit 3.1(a) to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(c)	Certificate of Amendment of the Certificate of Limited Partnership dated September 19, 2008 (filed as Exhibit 3.1(c) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(d)	Certificate of Amendment of the Certificate of Limited Partnership dated September 28, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(e)	Certificate of Amendment of the Certificate of Limited Partnership dated June 30, 2010 (filed as Exhibit 3.1(e) to the Current Report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

3.2	Second Amended and Restated Limited Partnership Agreement (filed as Exhibit 3.2 to the Current Report on Form 8-K filed on November 1, 2010 and incorporated herein by reference).

10.1(a)	Management Agreement among the Partnership, the General Partner and Altis (filed as Exhibit 10.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(b)	Letter from the General Partner to Altis extending the Management Agreement from June 30, 2010 to June 30, 2011 (filed as Exhibit 10.1(b) on Form 10-K filed on March 31, 2011 and incorporated herein by reference).

10.2(a)	Management Agreement among the Partnership, the General Partner and Fall River Capital LLC (filed as Exhibit 10.2 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(b)	Letter from the General Partner to Fall River Capital LLC extending the Management Agreement from June 30, 2010 to June 30, 2011 (filed as Exhibit 10.2(b) on Form 10-K filed on March 31, 2011 and incorporated herein by reference).

10.3(a)	Management Agreement among the Partnership, the General Partner and Waypoint Capital Management LLC (filed as Exhibit 10.4 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(b)	Letter from the General Partner to Waypoint Capital Management LLC extending the Management Agreement from June 30, 2010 to June 30, 2011 (filed as Exhibit 10.3(b) on Form 10-K filed on March 31, 2011 and incorporated herein by reference).

10.4(a)	Management Agreement among the Partnership, the General Partner and Xplor Capital Management, LLC (filed as Exhibit 10.5 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(b)	Letter from the General Partner to Xplor Capital Management, LLC extending the Management Agreement from June 30, 2010 to June 30, 2011 (filed as Exhibit 10.4(b) on Form 10-K filed on March 31, 2011 and incorporated herein by reference).

10.5(a)	Management Agreement among the Partnership the General Partner and Avant (filed as Exhibit 10.6 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(b)	Letter from the General Partner to Avant extending the Management Agreement from June 30, 2009 to June 30, 2010 (filed as Exhibit 10.5(b) on Form 10-K filed on March 31, 2010 and incorporated herein by reference).

10.6(a)	Management Agreement among the Partnership, the General Partner and Cantab Capital Partners LLP (filed as Exhibit 10.7 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(b)	Letter from the General Partner to Cantab Capital Partners LLP extending the Management Agreement from June 30, 2010 to June 30, 2011 (filed as Exhibit 10.6(b) on Form 10-K filed on March 31, 2011 and incorporated herein by reference).

10.7	Customer Agreement between the Partnership, the General Partner and CGM (filed as Exhibit 10.9 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

10.8	Amended and Restated Agency Agreement between the Partnership, the General Partner, CGM and MSSB (filed as Exhibit 10.8 to the Current Report on Form 8-K filed on August 4, 2010 and incorporated herein by reference).

10.9	Form of Subscription Agreement (filed as Exhibit 10.11 to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.10 (a)	Management Agreement among the Partnership, the General Partner and Sasco (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 21, 2009 and incorporated herein by reference).

(b)	Letter from the General Partner to Sasco extending the Management Agreement from June 30, 2010 to June 30, 2011 (filed as Exhibit 10.10(b) on Form 10-K filed on March 31, 2011 and incorporated herein by reference).

10.11	Joinder Agreement among the Partnership, the General Partner, CGM and MSSB (filed as Exhibit 10 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 filed on August 14, 2009 and incorporated herein by reference).

10.12	Form of Amended and Restated Management Agreement among the Partnership, the General Partner and PGR Capital LLP (filed herewith).

10.13	Amended and Restated Management Agreement among the Partnership, the General Partner and Blackwater Capital Management LLC (filed as Exhibit 10.13 to the Current Report on Form 8-K filed on November 4, 2010 and incorporated herein by reference).

10.14	Amended and Restated Management Agreement among the Partnership, the General Partner and J E Moody & Company LLC (filed as Exhibit 10.14 to the Current Report on Form 10-K filed on January 3, 2011 and incorporated herein by reference).

10.15	Amended and Restated Management Agreement among the Partnership, the General Partner and Cirrus Capital Management LLC (filed as Exhibit 10.15 to the Current Report on Form 8-K filed on January 3, 2011 and incorporated herein by reference).

10.16	Management Agreement among the Partnership, the General Partner and Flintlock Capital Asset Management, LLC (filed as Exhibit 10.16 to the Current Report on Form 8-K filed on December 1, 2010 and incorporated herein by reference).

10.17	Management Agreement among the Partnership, the General Partner and Willowbridge Associates Inc. (filed as Exhibit 10.17 to the Current Report on Form 8-K filed on June 2, 2011 and incorporated herein by reference).

31.1 — Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director)
31.2— Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director)
32.1— Section 1350 Certification (Certification of President and Director)
32.2— Section 1350 Certification (Certification of Chief Financial Officer and Director)
101.INS XBRL Instance Document.
101.SCH XBRL Taxonomy Extension Schema Document.
101.CAL XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB XBRL Taxonomy Extension Label Linkbase Document.
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
EMERGING CTA PORTFOLIO L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Walter Davis Walter Davis
President and Director

Date:	August 15, 2011

By:	/s/ Jennifer Magro Jennifer Magro
Chief Financial Officer and Director
(Principal Accounting Officer)

Date:	August 15, 2011