Form 10-Q
period 2011-09-30
EMERGING CTA PORTFOLIO LP
filed 2011-11-14
CIK 1269190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Yes    No X

As of October 31, 2011, 134,642.3409 Limited Partnership Redeemable Units were outstanding.

EMERGING CTA PORTFOLIO L.P.
FORM 10-Q
INDEX

		Page
		Number

PART I - Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at September 30, 2011 (unaudited) and December 31, 2010	3

	Condensed Schedules of Investments at September 30, 2011 (unaudited) and December 31, 2010	4 – 5

	Statements of Income and Expenses and Changes in Partners’ Capital for the three and nine months ended September 30, 2011 and 2010 (unaudited)	6

	Notes to Financial Statements (unaudited)	7 – 18

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19 – 20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21 – 26

Item 4.	Controls and Procedures	27

PART II - Other Information		28 – 32

Exhibits
Exhibit 31.1 Certification
Exhibit 31.2 Certification
Exhibit 32.1 Certification
Exhibit 32.2 Certification
101.INS XBRL Instance Document.
101.SCH XBRL Taxonomy Extension Schema Document.
101.CAL XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB XBRL Taxonomy Extension Label Linkbase Document.
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document.

PART I
Item 1. Financial Statements
Emerging CTA Portfolio L.P.
Statements of Financial Condition

	(Unaudited)
	September 30,	December 31,
	2011	2010
Assets:
Investment in Funds, at fair value	$155,380,825	$93,009,857
Equity in trading account:
Cash	52,982,961	85,698,856
Cash margin	5,626,178	5,943,791
Net unrealized appreciation on open futures contracts	530,340	1,516,219
Net unrealized appreciation on open forward contracts	0	19,265
Options purchased, at fair value (cost $0 and $854,880 at September 30, 2011 and December 31, 2010, respectively)	0	901,226

Total trading equity	214,520,304	187,089,214
Interest receivable	0	7,439

Total assets	$214,520,304	$187,096,653

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$707,752	$0
Accrued expenses:
Brokerage fees	623,620	545,698
Management fees	282,392	279,142
Administrative fees	88,803	77,685
Incentive fees	2,007,712	500,939
General Partner incentive fees	491,255	0
Other	61,611	107,923
Redemptions payable	1,575,128	2,059,665

Total liabilities	5,838,273	3,571,052

Partners’ Capital:
General Partner, 1,438.9316 and 1,302.6036 unit equivalents outstanding at September 30, 2011 and December 31, 2010	2,206,544	1,927,332
Limited Partners, 134,646.6141 and 122,734.7189 Redeemable Units outstanding at September 30, 2011 and December 31, 2010, respectively	206,475,487	181,598,269

Total partners’ capital	208,682,031	183,525,601

Total liabilities and partners’ capital	$214,520,304	$187,096,653

Net asset value per unit	$1,533.46	$1,479.60

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.
Condensed Schedule of Investments
September 30, 2011
(Unaudited)

	Notional ($)/
	Number		% of Partners’
	of Contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	51	$(58,244)	(0.03)%
Energy	170	(1,097,128)	(0.53)
Grains	45	(234,849)	(0.11)
Indices	97	(133,464)	(0.06)
Interest Rates U.S.	429	(50,471)	(0.02)
Interest Rates Non-U.S.	693	91,030	0.04
Livestock	80	153,841	0.07
Metals	30	(205,258)	(0.10)
Softs	21	(50,605)	(0.02)

Total futures contracts purchased		(1,585,148)	(0.76)

Futures Contracts Sold
Currencies	153	175,844	0.08
Energy	181	1,036,897	0.50
Grains	115	464,690	0.22
Indices	41	(26,185)	(0.01)
Interest Rates U.S.	381	72,955	0.03
Interest Rates Non-U.S.	234	51,278	0.03
Livestock	7	(14,680)	(0.01)
Metals	16	273,993	0.13
Softs	61	80,696	0.04

Total futures contracts sold		2,115,488	1.01

Unrealized Appreciation on Forward Contracts
Currencies	$39,291,107	1,234,635	0.59
Metals	162	2,798,413	1.34

Total unrealized appreciation on forward contracts		4,033,048	1.93

Unrealized Depreciation on Forward Contracts
Currencies	$31,718,547	(1,272,278)	(0.61)
Metals	147	(3,468,522)	(1.66)

Total unrealized depreciation on forward contracts		(4,740,800)	(2.27)

Investment in Funds
CMF Altis Partners Master Fund L.P.		4,567,624	2.19
Waypoint Master Fund L.P.		23,677,204	11.35
Blackwater Master Fund L.P.		34,638,625	16.60
PGR Master Fund L.P.		26,688,813	12.79
JEM Master Fund L.P.		27,960,278	13.40
CMF Cirrus Master Fund L.P.		20,090,049	9.62
Flintlock Master Fund L.P.		17,758,232	8.51

Total investment in Funds		155,380,825	74.46

Net fair value		$155,203,413	74.37%

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

Emerging CTA Portfolio L.P.
Statements of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Investment Income:
Interest income	$2,218	$31,506	$18,910	$72,153
Interest income from investment in Funds	5,432	26,051	44,627	63,534

Total investment income	7,650	57,557	63,537	135,687

Expenses:
Brokerage fees including clearing fees	2,168,169	1,794,564	6,407,881	5,275,823
Management fees	839,570	870,478	2,566,820	2,555,129
Administrative fees	263,288	217,616	763,993	639,301
Incentive fees	1,996,865	368,580	2,273,172	416,676
General Partner incentive fees	491,255	0	491,255	0
Other	107,950	131,690	389,138	524,829

Total expenses	5,867,097	3,382,928	12,892,259	9,411,758

Net investment income (loss)	(5,859,447)	(3,325,371)	(12,828,722)	(9,276,071)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in Funds:
Net realized gains (losses) on closed contracts	4,412,905	4,444,072	8,625,122	121,036
Net realized gains (losses) investment in Funds	10,369,281	(9,000,276)	12,148,685	(654,068)
Change in net unrealized gains (losses) on open contracts	(339,002)	3,170,041	(1,759,242)	3,796,860
Change in net unrealized gains (losses) on investment in Funds	4,353,973	14,528,265	1,533,737	11,518,890

Total trading results	18,797,157	13,142,102	20,548,302	14,782,718

Net income (loss)	12,937,710	9,816,731	7,719,580	5,506,647
Subscriptions — Limited Partners	5,770,385	6,508,000	40,333,869	25,946,000
Subscriptions — General Partner	0	0	200,000	0
Redemptions — Limited Partners	(8,379,284)	(6,420,176)	(23,097,019)	(22,181,527)

Net increase (decrease) in Partners’ Capital	10,328,811	9,904,555	25,156,430	9,271,120
Partners’ Capital, beginning of period	198,353,220	166,072,237	183,525,601	166,705,672

Partners’ Capital, end of period	$208,682,031	$175,976,792	$208,682,031	$175,976,792

Net asset value per unit (136,085.5457 and 121,303.6456 units outstanding at September 30, 2011 and 2010, respectively)	$1,533.46	$1,450.71	$1,533.46	$1,450.71

Net income (loss) per unit*	$93.24	$79.59	$53.86	$44.33

Weighted average units outstanding	138,554.0858	122,675.0654	137,311.8647	122,028.3974

*	Based on change in net asset value per unit.
See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.
Notes to Financial Statements
September 30, 2011
(Unaudited)
1. General:
     Emerging CTA Portfolio L.P. (the “Partnership”) is a limited partnership that was organized on July 7, 2003 under the partnership laws of the State of New York. The objective of the Partnership is to achieve capital appreciation through the allocation of assets to early-stage commodity trading advisors which engage, directly and indirectly, in speculative trading of a diversified portfolio of commodity interests, including futures, forwards and options. The Partnership may also enter into swap and other derivative transactions with the approval of the General Partner (defined below). The sectors traded include currencies, livestock, energy, grains, metals, indices, softs and U.S. and non-U.S. interest rates. The Partnership and the Funds, (as defined in Note 5 “Investment in Funds”) may trade futures, forward and option contracts of any kind. The commodity interests that are traded by the Partnership and the Funds are volatile and involve a high degree of market risk.
     Between December 1, 2003 (commencement of the offering period) and August 5, 2004, 20,872 redeemable units of limited partnership interest (“Redeemable Units”) were sold at $1,000 per Redeemable Unit. The proceeds of the initial offering were held in an escrow account until August 6, 2004, at which time they were remitted to the Partnership for trading. The Partnership privately and continuously offers up to 300,000 Redeemable Units in the Partnership to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.
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
     As of September 30, 2011, all trading decisions are made for the Partnership by multiple “emerging” commodity trading advisors (the “Advisors”) either directly, through individually managed accounts, or indirectly, through investments in other collective investment vehicles. Blackwater Capital Management, LLC (“Blackwater”), J E Moody & Company LLC (“JE Moody”), PGR Capital LLP (“PGR”), Waypoint Capital Management LLC (“Waypoint”) and Willowbridge Associates Inc. (“Willowbridge”) have been selected by the General Partner as major trading Advisors. In addition, the General Partner has allocated the Partnership’s assets to additional non-major trading Advisors. The Advisors are not affiliated with one another, are not affiliated with the General Partner or CGM and are not responsible for the organization or operation of the Partnership.
     As of September 1, 2011, the Partnership began offering three classes of limited partnership interests: Class A units, Class D units and Class Z units; each will be referred be to as “Class” and collectively referred to as the “Classes”. All Redeemable Units issued prior to September 1, 2011 were deemed “Class A Units.” The rights, liabilities, risks, and fees associated with investment in the Class A Units were not changed. Class A units and Class D units are available to taxable U.S. individuals and institutions, as well as U.S. tax exempt individuals and institutions. Class Z units will be offered to certain employees of Morgan Stanley Smith Barney and its affiliates (and their family members). The Class of units that a Limited Partner receives upon subscription will generally depend upon the amount invested in the Partnership, although the General Partner may determine to offer units to investors at its discretion.
     The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at September 30, 2011 and December 31, 2010, and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2011 and 2010. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2010.
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

Emerging CTA Portfolio L.P.
Notes to Financial Statements
September 30, 2011
(Unaudited)
2. Financial Highlights:
     Changes in the net asset value per unit for the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net realized and unrealized gains (losses) *	$119.90	$92.05	$100.56	$77.07
Interest income	0.05	0.47	0.47	1.11
Expenses **	(26.71)	(12.93)	(47.17)	(33.85)

Increase (decrease) for the period	93.24	79.59	53.86	44.33
Net asset value per unit, beginning of period	1,440.22	1,371.12	1,479.60	1,406.38

Net asset value per unit, end of period	$1,533.46	$1,450.71	$1,533.46	$1,450.71

*	Includes brokerage fees and clearing fees.

**	Excludes brokerage fees and clearing fees.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Ratios to Average Net Assets:***
Net investment income (loss) before incentive fees****	(6.6)%	(6.9)%	(6.8)%	(7.1)%

Operating expense	6.6%	7.0%	6.8%	7.2%
Incentive fees	1.2%	0.2%	1.4%	0.2%

Total expenses	7.8%	7.2%	8.2%	7.4%

Total return:
Total return before incentive fee allocation	7.7%	6.0%	5.0%	3.4%
Incentive fees	(1.2)%	(0.2)%	(1.4)%	(0.2)%

Total return after incentive fee allocation	6.5%	5.8%	3.6%	3.2%

***	Annualized (other than incentive fees).

****	Interest income less total expenses.
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
     The customer agreements between the Partnership and CGM and the Funds and CGM give the Partnership and the Funds, respectively, the legal right to net unrealized gains and losses on open futures and exchange-cleared swaps and forward contracts on the Statements of Financial Condition. The Partnership and the Funds net, for financial reporting purposes, the unrealized gains and losses on open futures and exchange-cleared swaps and on open forward contracts on the Statements of Financial Condition.
     All of the commodity interests owned by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended September 30, 2011 and 2010 were 3,094 and 8,212, respectively. The monthly average number of futures contracts traded directly by the Partnership during the nine months ended September 30, 2011 and 2010 were 3,762 and 6,474, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the three months ended September 30, 2011 and 2010 were 326 and 505, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the nine months ended September 30, 2011 and 2010 were 627 and 454, respectively. The monthly average number of option contracts traded directly by the Partnership during the three months ended September 30, 2011 and 2010 were 395 and 0, respectively. The monthly average number of option contracts traded directly by the Partnership during the nine months ended September 30, 2011 and 2010 were 213 and 3, respectively. The monthly average notional value of currency forward contracts traded directly by the Partnership during the three months ended September 30, 2011 and 2010 were $308,247,773 and $314,828,744, respectively. The monthly average notional value of currency forward contracts traded directly by the Partnership during the nine months ended September 30, 2011 and 2010 were $348,244,289 and $321,229,653, respectively.
     Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions.

Emerging CTA Portfolio L.P.
Notes to Financial Statements
September 30, 2011
(Unaudited)
     The following tables indicate the gross fair values of derivative instruments of futures and forwards as separate assets and liabilities as of September 30, 2011 and December 31, 2010.

September 30, 2011
Assets
Futures Contracts
Currencies	$214,518
Energy	1,082,007
Grains	464,690
Indices	49,611
Interest Rates Non-U.S.	274,778
Interest Rates U.S.	101,419
Livestock	153,841
Metals	287,519
Softs	84,308

Total unrealized appreciation on open futures contracts	$2,712,691

Liabilities
Futures Contracts
Currencies	$(96,918)
Energy	(1,142,238)
Grains	(234,849)
Indices	(209,260)
Interest Rates Non-U.S.	(132,469)
Interest Rates U.S.	(78,935)
Livestock	(14,680)
Metals	(218,785)
Softs	(54,217)

Total unrealized depreciation on open futures contracts	$(2,182,351)

Net unrealized appreciation on open futures contracts	$530,340 *

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

September 30, 2011
Assets
Forward Contracts
Currencies	$1,234,635
Metals	2,798,413

Total unrealized appreciation on open forward contracts	$4,033,048

Liabilities
Forward Contracts
Currencies	$(1,272,278)
Metals	(3,468,522)

Total unrealized depreciation on open forward contracts	$(4,740,800)

Net unrealized depreciation on open forward contracts	$(707,752) **

**	This amount is in “Net unrealized depreciation on open forward contracts” on the Statements of Financial Condition.

Emerging CTA Portfolio L.P.
Notes to Financial Statements
September 30, 2011
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

Emerging CTA Portfolio L.P.
Notes to Financial Statements
September 30, 2011
(Unaudited)
     The following tables indicate the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
Sector	2011		2010		2011		2010
Currencies	$174,469		$2,236,373		$(607,096)		$(875,449)
Energy	(835,256)		(1,209,775)		(589,114)		(1,694,332)
Grains	(180,607)		741,098		235,703		752,563
Indices	194,501		192,746		(996,975)		(2,894,247)
Interest Rates U.S.	1,741,773		2,245,280		3,045,928		3,474,989
Interest Rates Non-U.S.	2,376,468		1,560,678		1,986,969		3,563,460
Livestock	181,135		(81,853)		41,578		(255,082)
Metals	297,348		499,235		3,339,769		702,039
Softs	124,072		1,430,331		409,118		1,143,955

Total	$4,073,903	****	$7,614,113	****	$6,865,880	****	$3,917,896	****

****	This amount is in “Total trading results” on the Statement of Income and Expenses and Changes in Partners ’ Capital.
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
     The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended September 30, 2011 and December 31, 2010, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

Emerging CTA Portfolio L.P.
Notes to Financial Statements
September 30, 2011
(Unaudited)

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable Inputs
	September 30, 2011	Assets (Level 1)	(Level 2)	(Level 3)
Assets
Investment in Funds	$155,380,825	$—	$155,380,825	$—
Futures	2,712,691	2,712,691	—	—
Forwards	4,033,048	2,798,413	1,234,635	—

Total assets	162,126,564	5,511,104	156,615,460	—

Liabilities
Futures	$2,182,351	$2,182,351	$—	$—
Forwards	4,740,800	3,468,522	1,272,278	—

Total liabilities	6,923,151	5,650,873	1,272,278	—

Net fair value	$155,203,413	$(139,769)	$155,343,182	$—

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable Inputs	Unobservable Inputs
	December 31, 2010*	Assets (Level 1)	(Level 2)	(Level 3)
Assets
Investment in Funds	$93,009,857	$—	$93,009,857	$—
Futures	2,422,050	2,422,050	—	—
Forwards	2,415,394	805,081	1,610,313	—
Options purchased	901,226	901,226	—	—

Total assets	98,748,527	4,128,357	94,620,170	—

Liabilities
Futures	$905,831	$905,831	$—	$—
Forwards	2,396,129	756,788	1,639,341	—

Total liabilities	3,301,960	1,662,619	1,639,341	—

Net fair value	$95,446,567	$2,465,738	$92,980,829	$—

*	The amounts have been reclassified from the December 31, 2010 prior year financial statements to conform to current year presentation.
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
September 30, 2011
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
     The General Partner is not aware of any material changes to any of the trading programs discussed above during the fiscal quarter ended September 30, 2011.
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
     Management, administrative and incentive fees are charged at the Partnership level. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively the “clearing fees”) are borne by the Partnership directly or through its investment in the Funds. All other fees, including CGM’s direct brokerage fees, are charged at the Partnership level.
     At September 30, 2011, the Partnership owned approximately 3.1% of Altis Master, 53.5% of Waypoint Master, 78.5% of PGR Master, 82.1% of Blackwater Master, 67.7% of JEM Master, 87.5% of Cirrus Master and 82.9% of Flintlock Master. At December 31, 2010, the Partnership owned approximately 27.6%, of Altis Master, 22.8% of Sasco Master, 52.0% of Waypoint Master, 74.9% of PGR Master and 77.3% of Blackwater Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same and the redemption rights are not affected.

Emerging CTA Portfolio L.P.
Notes to Financial Statements
September 30, 2011
(Unaudited)
     Summarized information reflecting the total assets, liabilities and capital of the Funds is shown in the following tables.

	September 30, 2011
	Total Assets	Total Liabilities	Total Capital
Altis Master	$146,295,236	$46,900	$146,248,336
Waypoint Master	44,350,960	55,254	44,295,706
Blackwater Master	42,197,675	21,853	42,175,822
PGR Master	34,071,825	53,504	34,018,321
JEM Master	41,329,325	48,445	41,280,880
Cirrus Master	22,993,926	33,816	22,960,110
Flintlock Master	25,926,544	4,513,518	21,413,026

Total	$357,165,491	$4,773,290	$352,392,201

	December 31, 2010
	Total Assets	Total Liabilities	Total Capital
Altis Master	$64,276,767	$591,256	$63,685,511
Sasco Master	81,882,294	198,664	81,683,630
Waypoint Master	41,306,976	59,330	41,247,646
Blackwater Master	25,966,821	28,810	25,938,011
PGR Master	20,415,391	28,810	20,386,581

Total	$233,848,249	$906,870	$232,941,379

     Summarized information reflecting the net investment income (loss) from trading, total trading results and net income (loss) for the Funds is shown in the following tables.

	For the three months ended September 30, 2011
	Net Investment	Total Trading	Net Income
	Income (Loss)	Results	(Loss)
Altis Master	$(70,204)	$(5,750,190)	$(5,820,394)
Waypoint Master	(42,646)	5,476,730	5,434,084
Blackwater Master	(22,526)	6,416,576	6,394,050
PGR Master	(26,811)	2,066,599	2,039,788
JEM Master	(223,936)	3,438,373	3,214,437
Cirrus Master	(29,739)	454,121	424,382
Flintlock Master	(55,100)	2,908,310	2,853,210

Total	$(470,962)	$15,010,519	$14,539,557

	For the nine months ended September 30, 2011
	Net Investment	Total Trading	Net Income
	Income (Loss)	Results	(Loss)
Altis Master	$(210,088)	$(25,206,754)	$(25,416,842)
Sasco Master	(707,823)	1,199,725	491,902
Waypoint Master	(156,111)	4,716,133	4,560,022
Blackwater Master	(70,260)	6,933,479	6,863,219
PGR Master	(80,503)	2,550,365	2,469,862
JEM Master	(530,047)	4,754,480	4,224,433
Cirrus Master	(72,231)	1,782,947	1,710,716
Flintlock Master	(100,898)	1,072,946	972,048

Total	$(1,927,961)	$(2,196,679)	$(4,124,640)

	For the three months ended September 30, 2010
	Net Investment	Total Trading	Net Income
	Income (Loss)	Results	(Loss)
Altis Master	$(50,392)	$8,547,098	$8,496,706
Sasco Master	(112,978)	5,074,990	4,962,012
Waypoint Master	(38,593)	(909,222)	(947,815)

Total	$(201,963)	$12,712,866	$12,510,903

	For the nine months ended September 30, 2010
	Net Investment	Total Trading	Net Income
	Income (Loss)	Results	(Loss)
Altis Master	$(169,655)	$4,445,084	$4,275,429
Avant Master	(45,163)	1,063,684	1,018,521
Sasco Master	(681,557)	7,215,622	6,534,065
Waypoint Master	(97,782)	5,008,311	4,910,529

Total	$(994,157)	$17,732,701	$16,738,544

Emerging CTA Portfolio L.P.
Notes to Financial Statements
September 30, 2011
(Unaudited)
     Summarized information reflecting the Partnership’s investments in, and the operations of, the Funds is shown in the following tables.

	September 30, 2011		For the three months ended September 30, 2011
	% of			Expenses
Funds	Partnership’s Net Assets	Fair Value	Income (Loss)	Brokerage Fees	Other	Net Income (Loss)	Investment Objective	Redemptions Permitted
Altis Master	2.19%	$4,567,624	$(202,525)	$1,948	$781	$(205,254)	Commodity Portfolio	Monthly
Waypoint Master	11.35%	23,677,204	2,921,052	15,930	6,841	2,898,281	Commodity Portfolio	Monthly
Blackwater Master	16.60%	34,638,625	5,254,931	15,698	3,765	5,235,468	Commodity Portfolio	Monthly
PGR Master	12.79%	26,688,813	1,604,423	8,732	13,097	1,582,594	Commodity Portfolio	Monthly
JEM Master	13.40%	27,960,278	2,329,951	139,025	13,640	2,177,286	Commodity Portfolio	Monthly
Cirrus Master	9.62%	20,090,049	399,591	11,522	15,254	372,815	Energy Markets	Monthly
Flintlock Master	8.51%	17,758,232	2,421,263	35,703	10,920	2,374,640	Commodity Portfolio	Monthly

Total		$155,380,825	$14,728,686	$228,558	$64,298	$14,435,830

	September 30, 2011		For the nine months ended September 30, 2011
	% of			Expenses
Funds	Partnership’s Net Assets	Fair Value	Income (Loss)	Brokerage Fees	Other	Net Income (Loss)	Investment Objective	Redemptions Permitted
Altis Master	2.19%	$4,567,624	$(2,663,105)	$19,627	$6,774	$(2,689,506)	Commodity Portfolio	Monthly
Sasco Master	—	—	443,762	104,912	18,860	319,990	Energy Markets	Monthly
Waypoint Master	11.35%	23,677,204	2,560,139	59,896	25,730	2,474,513	Commodity Portfolio	Monthly
Blackwater Master	16.60%	34,638,625	5,651,535	43,495	20,281	5,587,759	Commodity Portfolio	Monthly
PGR Master	12.79%	26,688,813	1,953,866	21,740	45,117	1,887,009	Commodity Portfolio	Monthly
JEM Master	13.40%	27,960,278	3,353,326	374,930	38,110	2,940,286	Commodity Portfolio	Monthly
Cirrus Master	9.62%	20,090,049	1,564,943	39,276	30,977	1,494,690	Energy Markets	Monthly
Flintlock Master	8.51%	17,758,232	862,583	67,453	18,694	776,436	Commodity Portfolio	Monthly

Total		$155,380,825	$13,727,049	$731,329	$204,543	$12,791,177

	December 31, 2010		For the three months ended September 30, 2010
	% of			Expenses
Funds	Partnership’s Net Assets	Fair Value	Income (Loss)	Brokerage Fees	Other	Net Income (Loss)	Investment Objective	Redemptions Permitted
Altis Master	9.57%	$17,568,791	$2,880,094	$17,076	$7,206	$2,855,812	Commodity Portfolio	Monthly
Sasco Master	10.17%	18,664,413	3,286,729	98,127	(16,873)	3,205,475	Energy Markets	Monthly
Waypoint Master	11.69%	21,455,619	(612,783)	23,209	12,950	(648,942)	Commodity Portfolio	Monthly
Blackwater Master (a)	10.92%	20,047,327	—	—	—	—	Commodity Portfolio	Monthly
PGR Master (a)	8.32%	15,273,707	—	—	—	—	Commodity Portfolio	Monthly

Total		$93,009,857	$5,554,040	$138,412	$3,283	$5,412,345

(a) Commenced trading on November 1, 2010.

Emerging CTA Portfolio L.P.
Notes to Financial Statements
September 30, 2011
(Unaudited)

	December 31, 2010		For the nine months ended September 30, 2010
	% of Partnership’s			Expenses		Net Income	Investment	Redemptions
Funds	Net Assets	Fair Value	Income (Loss)	Brokerage Fees	Other	(Loss)	Objective	Permitted
Altis Master	9.57%	$17,568,791	$1,578,802	$42,530	$32,000	$1,504,272	Commodity Portfolio	Monthly
Avant Master	—	—	1,066,892	20,335	28,036	1,018,521	Energy Markets	Monthly
Sasco Master	10.17%	18,664,413	4,688,464	277,647	183,919	4,226,898	Energy Markets	Monthly
Waypoint Master	11.69%	21,455,619	3,594,198	58,417	30,249	3,505,532	Commodity Portfolio	Monthly
Blackwater Master (a)	10.92%	20,047,327	—	—	—	—	Commodity Portfolio	Monthly
PGR Master (a)	8.32%	15,273,707	—	—	—	—	Commodity Portfolio	Monthly

Total		$93,009,857	$10,928,356	$398,929	$274,204	$10,255,223

(a) Commenced trading on November 1, 2010.
6. Financial Instrument Risks:
     In the normal course of business, the Partnership and the Funds are parties to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forwards, swaps and option contracts. OTC contracts are negotiated between contracting parties and include certain forwards, swaps and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.
     The risk to the Limited Partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.
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
     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds have credit risk and concentration risk as CGM or a CGM affiliate is the sole counterparty or broker with respect to the Partnership’s/Funds’ assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that through CGM, the Partnership’s/Funds’ counterparty is an exchange or clearing organization.
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
September 30, 2011
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
     The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended September 30, 2011 and December 31, 2010, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
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

Emerging CTA Portfolio L.P.
Notes to Financial Statements
September 30, 2011
(Unaudited)
     Forward Foreign Currency Contracts. Forward foreign currency contracts are those contracts where the Partnership and the Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Forward foreign currency contracts are valued daily, and the Partnership’s and Funds’ net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Net realized gains (losses) and changes in net unrealized gains (losses) on forward foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the Statements of Income and Expenses and Changes in Partners’ Capital.
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
     The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. Generally, the 2008 through 2010 tax years remain subject to examination by U.S. federal and most state tax authorities. Management does not believe that there are any uncertain tax positions that require recognition of a tax liability.
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
     In October 2011, FASB issued a proposed ASU intended to improve and converge financial reporting by setting forth consistent criteria for determining whether an entity is an investment company. Under longstanding U.S. GAAP, investment companies carry all of their investments at fair value, even if they hold a controlling interest in another company. The primary changes being proposed by the FASB relate to which entities would be considered investment companies as well as certain disclosure and presentation requirements. In addition to the changes to the criteria for determining whether an entity is an investment company, the FASB also proposes that an investment company consolidate another investment company if it holds a controlling financial interest in the entity. The Partnership is currently evaluating the impact that this proposed update would have on the financial statements.
     Net Income (Loss) per unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights”.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Liquidity and Capital Resources
     The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Funds, (ii) equity in its trading account, consisting of cash and cash equivalents, net unrealized appreciation on open futures contracts and net unrealized depreciation on open forward contracts and option contracts. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments and investment in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2011.
     The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by net realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions, redemptions of Redeemable Units and distributions of profits, if any.
     For the nine months ended September 30, 2011, Partnership capital increased 13.7% from $183,525,601 to $208,682,031. This increase was attributable to a net gain from operations of $7,719,580 coupled with the subscriptions of 27,618.6619 Redeemable Units totaling $40,333,869 and 136.3280 General Partner unit equivalents totaling $200,000, which was partially offset by the redemption of 15,706.7667 Redeemable Units resulting in an outflow of $23,097,019. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.
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
          The Partnership and the Funds record all investments at fair value in their financial statements, with changes in fair value reported as a component of net realized gains (losses) and change in net unrealized gains (losses) in the Statements of Income and Expenses and Changes in Partners’ Capital.
Results of Operations
          During the Partnership’s third quarter of 2011, the net asset value per unit increased 6.5% from $1, 440.22 to $1,533.46 as compared to an increase of 5.8% in the third quarter of 2010. The Partnership experienced a net trading gain before brokerage fees and related fees in the third quarter of 2011 of $18,797,157. Gains were primarily attributable to the Partnership/Funds’ trading of commodity futures in currencies, indices, U.S. and non-U.S. interest rates, livestock, metals and softs, and were partially offset by losses in energy and grains. The Partnership experienced a net trading gain before brokerage fees and related fees in the third quarter of 2010 of $13,142,102. Gains were primarily attributable to the Partnership/Funds’ trading of commodity futures in currencies, energy, grains, U.S. and non-U.S. interest rates, metals, and softs and were partially offset by losses in livestock and indices.
          The most significant gains were recorded within the global interest rate sector as prices of U.S. and European fixed-income futures rose on concern that the global economic recovery is faltering, thus stoking demand for the relative “safety” of government debt. Elsewhere, prices of U.S. fixed-income futures continued to move higher after French and German leaders dismissed calls for the issuance of euro bonds that would allow borrowing on behalf of all 17 euro states, boosting demand for a “refuge” in U.S. debt. Within the metals sector, profits were primarily recorded in long positions in gold as prices soared to an all time high above $1,900 an ounce in August as persistent worries about global economic growth burnished bullion’s safe-haven appeal. Within global stock indices, prices of U.S. equity index futures declined after Standard & Poor’s downgrade of the U.S. credit rating added to concern the fiscal health of the world’s biggest economy may be slipping. Elsewhere, prices of European and Pacific Rim equity index futures declined amid intensifying concern that the global economy is headed for a recession. Accordingly, CTAs with short positions in equity index futures generally experienced gains in August and September. Within the currency sector, small gains were primarily recorded in July in long positions in Japanese yen, Australian dollar, and Swiss franc versus the U.S. dollar as the value of these currencies rose against the U.S. dollar due to increased demand for “safe-haven” currencies amid investor concern about a weakening global economy. A portion of the Partnership’s gains during the quarter was offset by small losses in grains and energy markets. Within the agricultural commodities, losses were incurred due to long futures positions in the soybean complex as prices declined on speculation that Europe’s sovereign debt crisis may hinder the global economy, reducing demand for the grains. Within the energy markets, prices of gasoline and gas oil dropped sharply in the first half of August on data suggesting a slower than expected economic recovery, thus lowering expectations for the future demand for petroleum products. Accordingly, CTAs with long futures positions in the petroleum complex generally incurred losses.
          During the Partnership’s nine months ended September 30, 2011, the net asset value per unit increased 3.6% from $1,479.60 to $1,533.46 as compared to an increase of 3.2% in the nine months ended September 30, 2010. The Partnership experienced a net trading gain before brokerage fees and related fees in the nine months ended September 30, 2011 of $20,548,302. Gains were primarily attributable to the Partnership/Funds’ trading of commodity futures in currencies, energy, U.S. and non-U.S. interest rates, livestock and metals, and were partially offset by losses in grains, indices and softs. The Partnership experienced a net trading gain before brokerage fees and related fees in the nine months ended September 30, 2010 of $14,782,718. Gains were primarily attributable to the Partnership/Funds’ trading of commodity futures in currencies, energy, grains, U.S. and non-U.S. interest rates, metals, and softs and were partially offset by losses in livestock and indices.
          The most significant gains were recorded in the global interest rate sector, primarily during July and August, due to long positions in European and U.S. fixed income futures as prices rose on increased demand for the relative “safety” of government bonds due to concern about a faltering global economic recovery. Within the metals sector, gains were experienced primarily in precious metals, particularly in gold and silver, as prices rallied to an all-time high in August. Within the currency sector, gains were recorded primarily during April in short US dollar positions against commodity-linked currencies such as the Australian dollar and New Zealand dollar. Gains were also recorded in developed market currencies, such as Swiss Franc and Euro, as well as emerging market currencies, such as Brazilian Real, Colombian Peso, Hungarian Forint and Mexican Peso. Within the energy sector, small gains were recorded primarily from trading crude oil in February as prices trended higher. A portion of the Partnership’s gains for the first nine months of the year was offset by losses in the global stock indices and grains sectors. Within the global stock index sector, losses were incurred primarily during March and May due to long positions in Japanese and European equity index futures as prices reversed lower amid concern that heightened tensions in the Middle East, as well as the natural disaster and subsequent nuclear crisis in Japan, may threaten the global economic recovery. Within grains sector, losses were incurred primarily in the soybean complex as prices remained range bound on speculation that Europe’s sovereign debt crisis may hinder the global economy, reducing demand for the grains.

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
     Interest income is earned on 100% of the Partnership’s average daily equity maintained in cash in its (or the Partnership’s allocable portion of a Fund’s) account during each month at the 30-day U.S. Treasury bill rate determined weekly by CGM based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. Interest income for the three and nine months ended September 30, 2011 decreased by $49,907 and $72,150, respectively, as compared to the corresponding periods in 2010. The decrease in interest income is due to lower U.S. Treasury bill rates during the three and nine months ended September 30, 2011 as compared to the corresponding periods in 2010. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership and the Funds depends on the average daily equity in the Partnership’s/Funds’ account and upon interest rates over which neither the Partnership/Funds nor CGM has control.
     Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the three and nine months ended September 30, 2011 increased by $373,605 and $1,132,058, respectively, as compared to the corresponding periods in 2010. The increase in brokerage fees is due to higher average net assets during the three and nine months ended September 30, 2011 as compared to the corresponding periods in 2010.
     Management fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the three months ended September 30, 2011 decreased by $30,908 as compared to the corresponding period in 2010. The decrease in management fees is due to a change in fee percentage rates during the three months ended September 30, 2011 as compared to corresponding period in 2010. Management fees for the nine months ended September 30, 2011 increased by $11,691 as compared to the corresponding period in 2010. The increase in management fees is due to an increase in average net assets during the nine months ended September 30, 2011 as compared to the corresponding period in 2010.
     Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Administrative fees for the three and nine months ended September 30, 2011 increased by $45,672 and $124,692, respectively, as compared to the corresponding periods in 2010. The increase in administrative fees is due to higher average net assets during the three and nine months ended September 30, 2011 as compared to the corresponding periods in 2010.
     Incentive fees paid by the Partnership to the Advisors are based on the new trading profits generated by each Advisor at the end of the quarter, as defined in the management agreements among the Partnership, the General Partner and each Advisor. Trading performance for the three and nine months ended September 30, 2011 resulted in incentive fees of $1,996,865 and $2,273,172, respectively. Trading performance for the three and nine months ended September 30, 2010, resulted in incentive fees of $368,580 and $416,676, respectively.
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
     The risk to the Limited Partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.
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
     The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2011 and December 31, 2010. As of September 30, 2011, the Partnership’s total capitalization was $208,682,031.
September 30, 2011

		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$5,588,616	2.68%
Energy	1,391,575	0.67%
Grains	695,069	0.33%
Indices	2,316,469	1.11%
Interest Rates U.S.	896,610	0.43%
Interest Rates Non-U.S.	2,362,054	1.13%
Livestock	305,123	0.14%
Lumber	179,271	0.09%
Metals	1,204,749	0.58%
Softs	361,990	0.17%

Total	$15,301,526	7.33%

     As of December 31, 2010, the Partnership’s total capitalization was $183,525,601.
December 31, 2010

		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$3,742,488	2.05%
Energy	3,712,642	2.02%
Grains	610,757	0.33%
Indices	3,061,953	1.67%
Interest Rates U.S.	653,137	0.36%
Interest Rates Non-U.S.	1,216,750	0.66%
Livestock	268,789	0.15%
Lumber	1,435	0.00%*
Metals	1,427,354	0.78%
Softs	756,573	0.41%

Total	$15,451,878	8.43%

*	Due to rounding.
     The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and through its investments in the Funds by market category as of September 30, 2011 and December 31, 2010, the highest, lowest and average values during the three months ended September 30, 2011 and the twelve months ended December 31, 2010. All open contracts trading risk exposures have been included in calculating the figures set forth below.
     As of September 30, 2011, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:
September 30, 2011

			Three months ended September 30, 2011
	Value at	% of Total	High	Low	Average Value
Market Sector	Risk	Capital	Value at Risk	Value at Risk	at Risk*
Currencies	$1,571,311	0.75%	$2,712,733	$894,112	$1,553,650
Energy	351,794	0.17%	1,025,063	187,655	430,652
Grains	171,181	0.08%	373,956	104,975	208,254
Indices	661,794	0.32%	1,291,659	365,928	811,499
Interest Rates U.S.	306,100	0.15%	954,288	258,225	494,600
Interest Rates Non-U.S.	928,588	0.44%	1,203,350	597,927	863,612
Livestock	97,650	0.05%	172,325	23,700	57,398
Metals	317,288	0.15%	543,176	178,978	333,679
Softs	158,720	0.08%	381,912	143,661	192,377

Total	$4,564,426	2.19%

*	Average of month-end Values at Risk.
     As of December 31, 2010, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:
December 31, 2010

			Twelve months ended December 31, 2010
	Value at	% of Total	High	Low	Average Value
Market Sector	Risk	Capital	Value at Risk	Value at Risk	at Risk*
Currencies	$1,070,681	0.58%	$8,643,224	$1,620,748	$2,949,106
Energy	756,948	0.41%	1,430,685	440,556	761,191
Grains	318,900	0.17%	738,061	180,375	346,994
Indices	1,200,793	0.66%	2,979,873	798,017	1,950,676
Interest Rates U.S.	499,400	0.27%	1,930,750	288,485	942,116
Interest Rates Non-U.S.	571,973	0.31%	3,055,102	281,406	1,478,558
Livestock	145,900	0.08%	268,450	32,850	111,777
Metals	779,984	0.43%	1,077,058	286,188	619,746
Softs	476,838	0.26%	690,412	192,635	402,287

Total	$5,821,417	3.17%

*	Annual average of month-end Values at Risk.

     As of September 30, 2011, Altis Master’s total capital was $146,248,336. The Partnership owned approximately 3.1% of Altis Master. As of September 30, 2011, Altis Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Altis for trading) was as follows:
September 30, 2011

			Three months ended September 30, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capital	Value at Risk	Value at Risk	Value at Risk*
Currencies	$3,149,361	2.15%	$3,827,801	$2,017,508	$2,773,181
Energy	2,238,782	1.53%	2,238,782	1,000,202	1,716,285
Grains	797,339	0.55%	797,339	345,078	648,181
Indices	1,347,634	0.92%	2,387,916	526,641	1,406,173
Interest Rates U.S.	430,650	0.30%	601,500	408,375	487,000
Interest Rates Non -U.S.	1,575,907	1.08%	2,044,130	1,372,531	1,597,152
Livestock	64,100	0.04%	183,850	54,300	97,202
Lumber	25,500	0.02%	40,500	13,500	28,000
Metals	2,855,455	1.95%	2,855,455	865,944	2,374,601
Softs	529,528	0.36%	1,014,646	529,528	684,244

Total	$13,014,256	8.90%

*	Average of month-end Values at Risk.
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
     As of September 30, 2011, Waypoint Master’s total capitalization was $44,295,706. The Partnership owned approximately 53.5% of Waypoint Master. As of September 30, 2011, Waypoint Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Waypoint for trading) was as follows:
September 30, 2011

			Three months ended September 30, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$5,531,756	12.49%	$9,736,393	$2,979,290	$7,221,636
Energy	109,500	0.25%	115,500	22,000	73,875
Indices	253,600	0.57%	1,252,697	253,600	271,950
Interest Rates U.S.	164,000	0.37%	270,500	26,000	161,633
Interest Rates Non-U.S.	91,371	0.21%	841,827	55,028	213,582
Softs	121,500	0.27%	121,500	14,700	81,600

Total	$6,271,727	14.16%

*	Average of month-end Values at Risk.
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

     As of September 30, 2011, PGR Master’s total capitalization was $34,018,321. The Partnership owned approximately 78.5% of PGR Master. As of September 30, 2011, PGR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to PGR for trading) was as follows:
September 30, 2011

			Three months ended September 30, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$184,720	0.54%	$564,600	$130,952	$295,840
Energy	414,624	1.22%	541,391	206,823	353,437
Grains	76,275	0.22%	142,700	44,600	78,375
Indices	1,135,353	3.34%	1,244,652	236,424	778,565
Interest Rates U.S.	387,100	1.14%	398,000	242,750	308,750
Interest Rates Non -U.S.	1,415,627	4.16%	1,480,846	732,429	1,026,575
Livestock	15,600	0.05%	15,600	1,200	6,000
Metals	130,050	0.38%	360,250	130,050	189,850
Softs	155,226	0.46%	195,982	77,196	114,844

Total	$3,914,575	11.51%

*	Average of month-end Values at Risk.
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
     As of September 30, 2011, Blackwater Master’s total capitalization was $42,175,822. The Partnership owned approximately 82.1% of Blackwater Master. As of September 30, 2011, Blackwater Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Blackwater for trading) was as follows:
September 30, 2011

			Three months ended September 30, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$992,912	2.35%	$1,462,440	$671,006	$1,086,454
Energy	516,996	1.23%	1,023,868	169,500	297,913
Grains	336,750	0.80%	336,750	84,000	206,517
Indices	713,727	1.69%	1,081,575	254,769	603,645
Interest Rates U.S.	226,000	0.54%	594,800	203,400	319,233
Interest Rates Non -U.S.	273,402	0.65%	1,552,868	270,708	669,557
Metals	542,429	1.28%	744,362	204,578	597,792

Total	$3,602,216	8.54%

*	Average of month-end Values at Risk.

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
     As of September 30, 2011, JEM Master’s total capitalization was $41,280,880. The Partnership owned approximately 67.7% of JEM Master. As of September 30, 2011, JEM Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to JE Moody for trading) was as follows:
September 30, 2011

			Three months ended September 30, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Energy	$2,361,895	5.72%	$5,686,643	$1,174,900	$2,517,348
Grains	740,600	1.80%	740,600	21,125	400,767
Livestock	817,200	1.98%	1,228,600	478,200	797,833
Metals	45,450	0.11%	45,450	25,875	30,300
Softs	689,300	1.67%	1,601,400	34,800	835,133

Total	$4,654,445	11.28%

*	Average of month-end Values at Risk.
     As of September 30, 2011, Flintlock Master’s total capitalization was $21,413,026. The Partnership owned approximately 82.9% of Flintlock Master. As of September 30, 2011, Flintlock Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Flintlock for trading) was as follows:
September 30, 2011

			Three months ended September 30, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Energy	$195,250	0.91%	$1,424,277	$195,250	$550,054
Grains	196,409	0.92%	422,126	178,814	288,137
Livestock	233,100	1.09%	377,500	233,100	279,783
Metals	215,296	1.00%	3,549,761	215,296	902,479
Softs	303,400	1.42%	1,208,850	303,400	768,967

Total	$1,143,455	5.34%

*	Average of month-end Values at Risk.

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
     The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2011 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.
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
     There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as updated by the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011.
Subprime-Mortgage Related Actions
     On October 19, 2011, the SEC and Citigroup announced a settlement, subject to judicial approval, in connection with the SEC’s investigation into the structuring and sale of CDOs. Pursuant to the proposed settlement, CGM agreed to pay $160 million in disgorgement, $30 million in prejudgment interest, and a civil penalty of $95 million relating to CGM’s role in the structuring and sale of the Class V Funding III CDO transaction. Additional information relating to this matter is publicly available in court filings under the docket number 11 Civ. 7387 (S.D.N.Y.) (Rakoff, J.).

Item 1A. Risk Factors
     There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     For the three months ended September 30, 2011 there were subscriptions of 3,925.2583 Redeemable Units totaling $5,770,385. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder.
     Proceeds from the sale of Redeemable Units are used in the trading of commodity interests including futures contracts, options, forwards and swap contracts.
     The Redeemable Units were purchased by accredited investors as defined in Regulation D. The following chart sets forth the purchases of Redeemable Units by the Partnership.

				(d) Maximum Number
				(or Approximate
			(c) Total Number	Dollar Value) of
	(a) Total		of Redeemable Units	Redeemable Units that
	Number of	(b) Average	Purchased as Part	May Yet Be
	Redeemable	Price Paid per	of Publicly Announced	Purchased Under the
Period	Units Purchased*	Redeemable Unit**	Plans or Programs	Plans or Programs
July 1, 2011 - July 31, 2011	1,418.9753	$1,474.80	N/A	N/A
August 1, 2011 - August 31, 2011	3,117.3998	$1,511.34	N/A	N/A
September 1, 2011 - September 30, 2011	1,027.1728	$1,533.46	N/A	N/A
	5,563.5479	$1,506.10

*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the last day of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.
Item 3. Defaults Upon Senior Securities. None.
Item 4. [Removed and Reserved].
Item 5. Other Information. None.

Item 6. Exhibits

3.1(a)	Certificate of Limited Partnership dated June 30, 2003 (filed as Exhibit 3.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(b)	Certificate of Amendment of the Certificate of Limited Partnership dated September 21, 2005 (filed as Exhibit 3.1(a) to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(c)	Certificate of Amendment of the Certificate of Limited Partnership dated September 19, 2008 (filed as Exhibit 3.1(c) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(d)	Certificate of Amendment of the Certificate of Limited Partnership dated September 28, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(e)	Certificate of Amendment of the Certificate of Limited Partnership dated June 30, 2010 (filed as Exhibit 3.1(e) to the Current Report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

(f)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as Exhibit 3.1 to the Form 8-K filed on September 7, 2011 and incorporated herein by reference.)

3.2	Second Amended and Restated Limited Partnership Agreement (filed as Exhibit 3.2 to the Current Report on Form 8-K filed on November 1, 2010 and incorporated herein by reference).

10.1(a)	Management Agreement among the Partnership, the General Partner and Altis (filed as Exhibit 10.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(b)	Letter from the General Partner to Altis extending the Management Agreement from June 30, 2010 to June 30, 2011 (filed as Exhibit 10.1(b) on Form 10-K filed on March 31, 2011 and incorporated herein by reference).

10.2(a)	Management Agreement among the Partnership, the General Partner and Fall River Capital LLC (filed as Exhibit 10.2 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(b)	Letter from the General Partner to Fall River Capital LLC extending the Management Agreement from June 30, 2010 to June 30, 2011 (filed as Exhibit 10.2(b) on Form 10-K filed on March 31, 2011 and incorporated herein by reference).

10.3(a)	Management Agreement among the Partnership, the General Partner and Waypoint Capital Management LLC (filed as Exhibit 10.4 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(b)	Letter from the General Partner to Waypoint Capital Management LLC extending the Management Agreement from June 30, 2010 to June 30, 2011 (filed as Exhibit 10.3(b) on Form 10-K filed on March 31, 2011 and incorporated herein by reference).

10.4(a)	Management Agreement among the Partnership, the General Partner and Xplor Capital Management, LLC (filed as Exhibit 10.5 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(b)	Letter from the General Partner to Xplor Capital Management, LLC extending the Management Agreement from June 30, 2010 to June 30, 2011 (filed as Exhibit 10.4(b) on Form 10-K filed on March 31, 2011 and incorporated herein by reference).

10.5(a)	Management Agreement among the Partnership the General Partner and Avant (filed as Exhibit 10.6 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(b)	Letter from the General Partner to Avant extending the Management Agreement from June 30, 2009 to June 30, 2010 (filed as Exhibit 10.5(b) on Form 10-K filed on March 31, 2010 and incorporated herein by reference).

10.6(a)	Management Agreement among the Partnership, the General Partner and Cantab Capital Partners LLP (filed as Exhibit 10.7 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(b)	Letter from the General Partner to Cantab Capital Partners LLP extending the Management Agreement from June 30, 2010 to June 30, 2011 (filed as Exhibit 10.6(b) on Form 10-K filed on March 31, 2011 and incorporated herein by reference).

10.7	Customer Agreement between the Partnership, the General Partner and CGM (filed as Exhibit 10.9 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

10.8	Amended and Restated Agency Agreement between the Partnership, the General Partner, CGM and MSSB (filed as Exhibit 10.8 to the Current Report on Form 8-K filed on August 4, 2010 and incorporated herein by reference).

10.9	Form of Subscription Agreement (filed as Exhibit 10.11 to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.10 (a)	Management Agreement among the Partnership, the General Partner and Sasco (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 21, 2009 and incorporated herein by reference).

(b)	Letter from the General Partner to Sasco extending the Management Agreement from June 30, 2010 to June 30, 2011 (filed as Exhibit 10.10(b) on Form 10-K filed on March 31, 2011 and incorporated herein by reference).

10.11	Joinder Agreement among the Partnership, the General Partner, CGM and MSSB (filed as Exhibit 10 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 filed on August 14, 2009 and incorporated herein by reference).

10.12	Form of Amended and Restated Management Agreement among the Partnership, the General Partner and PGR Capital LLP (filed as Exhibit 10.12 to the Current Report on Form 8-K filed on November 4, 2010 and incorporated herein by reference).

10.13	Amended and Restated Management Agreement among the Partnership, the General Partner and Blackwater Capital Management LLC (filed as Exhibit 10.13 to the Current Report on Form 8-K filed on November 4, 2010 and incorporated herein by reference).

10.14	Amended and Restated Management Agreement among the Partnership, the General Partner and J E Moody & Company LLC (filed as Exhibit 10.14 to the Current Report on Form 10-K filed on January 3, 2011 and incorporated herein by reference).

10.15	Amended and Restated Management Agreement among the Partnership, the General Partner and Cirrus Capital Management LLC (filed as Exhibit 10.15 to the Current Report on Form 8-K filed on January 3, 2011 and incorporated herein by reference).

10.16	Management Agreement among the Partnership, the General Partner and Flintlock Capital Asset Management, LLC (filed as Exhibit 10.16 to the Current Report on Form 8-K filed on December 1, 2010 and incorporated herein by reference).

10.17	Management Agreement among the Partnership, the General Partner and Willowbridge Associates Inc. (filed as Exhibit 10.17 to the Current Report on Form 8-K filed on June 2, 2011 and incorporated herein by reference).

31.1 — Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director)
31.2— Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer)
32.1— Section 1350 Certification (Certification of President and Director)
32.2— Section 1350 Certification (Certification of Chief Financial Officer)
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
EMERGING CTA PORTFOLIO L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Walter Davis Walter Davis
President and Director

Date:	November 14, 2011

By:	/s/ Brian Centner Brian Centner
Chief Financial Officer
(Principal Accounting Officer)

Date:	November 14, 2011