Form 10-K
period 2011-12-31
EMERGING CTA PORTFOLIO LP
filed 2012-03-30
CIK 1269190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT of 1934

For the fiscal year ended December 31, 2011

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

Yes X                No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes X                 No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer X	Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                     No X

Limited Partnership Redeemable Units with an aggregate value of $196,280,842 were outstanding and held by non-affiliates as of the last business day of the registrants most recently completed second fiscal quarter.

As of February 29, 2012, 147,061.6608 Limited Partnership Class A Redeemable Units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

[None]

PART I

Item 1. Business.

(a) General Development of Business. Emerging CTA Portfolio L.P. (the “Partnership”) is a limited partnership that was organized on July 7, 2003 under the partnership laws of the State of New York. The objective of the Partnership is to achieve capital appreciation through the allocation of assets to early-stage commodity trading advisors which engage, directly and indirectly, in speculative trading of a diversified portfolio of commodity interests, including futures contracts, options and forward contracts. The Partnership may also enter into swap and other derivative transactions with the approval of the General Partner (defined below). The sectors traded include currencies, livestock, energy, grains, metals, indices, lumber, softs, and U.S. and non-U.S. interest rates. The Partnership directly and through its investments in the Funds, (as defined below) may trade futures, forwards and option contracts of any kind. The commodity interests that are traded by the Partnership and the Funds are volatile and involve a high degree of market risk.

Between December 1, 2003 (commencement of the offering period) and August 5, 2004, 20,872 redeemable units of limited partnership interest (“Redeemable Units”) were sold at $1,000 per Redeemable Unit. The proceeds of the initial offering were held in an escrow account until August 6, 2004, at which time they were remitted to the Partnership for trading. The Partnership is authorized to sell 300,000 units and continues to offer Redeemable Units to qualified investors. Subscriptions of additional Redeemable Units and additional general partner contributions and redemptions of Redeemable Units for the years ended December 31, 2011, 2010 and 2009 are reported in the Statements of Changes in Partners’ Capital on page 40 under “Item 8. Financial Statements and Supplementary Data.”

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Inc. (“Citigroup”) indirectly owns a minority equity interest in MSSB Holdings. Citigroup also indirectly owns Citigroup Global Markets Inc. (“CGM”) the commodity broker and a selling agent for the Partnership. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup.

As of September 1, 2011, the Partnership began offering three classes of limited partnership interests: Class A units, Class D units and Class Z units; each will be referred to as “Class” and collectively referred to as the “Classes”. All Redeemable Units issued prior to September 1, 2011 were deemed “Class A units.” The rights, liabilities, risks, and fees associated with investment in the Class A units were not changed. Class A units and Class D units are available to taxable U.S. individuals and institutions, as well as U.S. tax exempt individuals and institutions. Class Z units will be offered to certain employees of Morgan Stanley Smith Barney and its affiliates (and their family members). The Class of units that a Limited Partner receives upon subscription will generally depend upon the amount invested in the Partnership, although the General Partner may determine to offer units to investors at its discretion. As of December 31, 2011, there were no Redeemable Units outstanding in Class D or Class Z.

As of December 31, 2011, all trading decisions are made for the Partnership by its eight trading advisors (the “Advisors”) either directly, through individually managed accounts, or indirectly, through investments in other collective investment vehicles. Blackwater Capital Management, LLC (“Blackwater”), J E Moody & Company LLC (“J E Moody”), PGR Capital LLP (“PGR Capital”), Waypoint Capital Management LLC (“Waypoint”) and Willowbridge Associates Inc. (“Willowbridge”) have been selected by the General Partner as the major commodity trading advisors. In addition, the General Partner has allocated the Partnership’s assets to additional non-major trading advisors. The General Partner may allocate less than 10% of the Partnership’s assets to a new trading advisor or another trading program of a current Advisor. The Advisors are not affiliated with one another, are not affiliated with the General Partner or CGM and are not responsible for the organization or operation of the Partnership.

The Partnership will be liquidated upon the first to occur of the following: December 31, 2023; the net asset value per Redeemable Unit decreases to less than $400 per Redeemable Unit as of the close of any business day; a decline in net assets after trading commences to less than $1,000,000; or under certain other circumstances as defined in the Second Amended and Restated Limited Partnership Agreement of the Partnership (the “Limited Partnership Agreement”).

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

On May 1, 2011, the assets allocated to Flintlock Capital Asset Management, LLC (“Flintlock”) for trading were invested in FL Master Fund L.P. (“FL Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership invested in FL Master with cash equal to $23,564,973. FL Master was formed to permit accounts managed now or in the future by Flintlock using the 2x Flintlock Commodity Opportunities Partners, LP, a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner for FL Master. Individual and pooled accounts currently managed by Flintlock, including the Partnership, are permitted to be limited partners of FL Master. The General Partner and Flintlock believe that trading through this structure should promote efficiency and economy in the trading process.

The General Partner is not aware of any material changes to the trading programs discussed above during the fiscal period ended December 31, 2011.

Altis Master’s, Waypoint Master’s, PGR Master’s, Blackwater Masters’s, JEM Master’s, Cirrus Master’s and FL Master’s (collectively, the “Funds”) trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. The Funds engage in such trading through commodity brokerage accounts maintained with CGM.

A limited partner may withdraw all or part of their capital contribution and undistributed profits, if any, from the Funds as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the General Partner at least 3 days in advance of the Redemption Date. Such withdrawals are classified as a liability when the limited partners elect to redeem and informs the Funds.

Management, administrative and incentive fees are charged at the Partnership level. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (“NFA”) (collectively the “clearing fees”) are borne by the Partnership and through its investment in the Funds. All other fees including CGM’s direct brokerage fees are charged at the Partnership level.

For the period January 1, 2011 through December 31, 2011, the approximate average market sector allocation for the Partnership was as follows:

At December 31, 2011, the Partnership had approximately 3.0% of Altis Master, 55.8% of Waypoint Master, 39.5% of Blackwater Master, 63.9% of PGR Master, 69.9% of JEM Master, 87.5% of Cirrus Master and 85.7% of FL Master. At December 31, 2010, the Partnership had approximately 27.6% of Altis Master, 52.0% of Waypoint Master, 22.8% of Sasco Master, 74.9% of PGR Master and 77.3% of Blackwater Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same and the redemption rights are not affected.

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

Pursuant to the terms of the management agreements (each, a “Management Agreement” and collectively, the “Management Agreements”) with each Advisor, the Partnership is obligated to pay the Advisors a monthly management fee ranging from 1% to 2% per year of month-end Net Assets allocated to each Advisor. Month-end Net Assets, for the purpose of calculating management fees, are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fees, incentive fee accruals, the General Partner’s administrative fee and any redemptions or distributions as of the end of such month. The Management Agreement generally continue in effect until June 30 of each year and is renewable by the General Partner for additional one-year periods upon 30 days’ prior notice to the Advisor. Each Management Agreement may be terminated upon notice by either party.

In addition, the Partnership is obligated to pay each Advisor an incentive fee, payable quarterly, ranging from 17% to 20% of the New Trading Profits, as defined in each Management Agreement, earned by the Advisors for the Partnership during each calendar quarter.

The Partnership has entered into a customer agreement (the “Customer Agreement”) with CGM which provides that the Partnership will pay CGM a brokerage fee equal to 7/24 of 1% (3.5% per year) of month-end Net Assets, in lieu of brokerage fees on a per trade basis. Month-end Net Assets, for the purpose of calculating brokerage fees, are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s brokerage fee, incentive fee accruals, management fees, the General Partner’s administrative fee, other expenses and any redemptions or distributions as of the end of such month. CGM will pay a portion of its brokerage fees to other properly registered selling agents and to financial advisors who have sold Redeemable Units. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. This fee may be increased or decreased at any time at CGM’s discretion upon written notice to the Partnership. The Partnership will pay clearing fees directly and through its investment in the Funds. In addition, CGM has agreed to pay the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) account during each month. The interest is earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement between the Partnership/Funds and CGM gives the Partnership/Funds the legal right to net unrealized gains and losses on open futures and forward contracts. The Customer Agreement may be terminated upon notice by either party.

Administrative fees, management fees, incentive fees and all other expenses of the Partnership are allocated proportionally to each class based on the Net Asset Value of the class.

(b) Financial Information about Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2011, 2010, 2009, 2008 and 2007 is set forth under “Item 6. Selected Financial Data.” The Partnership’s Capital as of December 31, 2011 was $204,952,071.

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

Regulatory changes could adversely affect the Partnership by restricting its markets or activities, limiting its trading and/or increasing the taxes to which investors are subject. Pursuant to the mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010, the Commodity Futures Trading Commission (“CFTC”) and the Securities and Exchange Commission (the “SEC”) are in the process of promulgating rules to regulate swaps dealers, to require that swaps be traded on an exchange or swap execution facilities, to mandate additional reporting and disclosure requirements and to require that derivatives (such as those traded by the Partnership) be moved into central clearinghouses. These rules may negatively impact the manner in which swap contracts are traded and/or settled and limit trading by speculators (such as the Partnership) in futures and over-the-counter markets.

Speculative position and trading limits may reduce profitability.

The CFTC and U.S. exchanges have established speculative position limits on the maximum net long or net short positions which any person may hold or control in particular futures and options on futures. In addition, the CFTC has adopted new speculative position limits on economically equivalent futures, options and swaps. The trading instructions of an advisor may have to be modified, and positions held by the Partnership/Funds may have to be liquidated in order to avoid exceeding these limits. Such modification or liquidation could adversely affect the operations and profitability of the Partnership by increasing transaction costs to liquidate positions and foregoing potential profits.

Item 2. Properties.

The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by its affiliate, MSSB Holdings.

Item 3. Legal Proceedings.

This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which CGM or its subsidiaries is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.

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

In May 2007, CGM finalized settlements agreement with the NYSE and the New Jersey Bureau of Securities relating to alleged improper market-timing of mutual funds by certain of its brokers prior to September 2003. The allegations included failure to supervise trading of mutual fund shares and variable annuity mutual fund sub-accounts, failure to prevent market-timing by its brokers and failure to comply with applicable recordkeeping requirements. CGM neither admitted nor denied any wrongdoing or liability, and paid $50 million in disgorgement and penalties.

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

Beginning in March 2008, Citigroup and certain of its affiliates, including CGM, have been named as defendants in numerous actions and proceedings brought by Citigroup shareholders and customers concerning auction-rate securities (“ARS”), many of which have been resolved. These have included, among others: (i) numerous lawsuits and arbitrations filed by customers of Citigroup and its affiliates seeking damages in connection with investments in ARS; (ii) a consolidated putative class action asserting claims for federal securities violations, which has been dismissed and is now pending on appeal; (iii) two putative class actions asserting violations of Section 1 of the Sherman Act, which have been dismissed and are now pending on appeal; and (iv) a derivative action filed against certain Citigroup officers and directors, which has been dismissed. In addition, based on an investigation, report and recommendation from a committee of Citigroup’s Board of Directors, the Board refused a shareholder demand that was made after dismissal of the derivative action. Additional information relating to certain of these actions is publicly available in court filings under the docket numbers 08 Civ. 3095 (S.D.N.Y.) (Swain, J.), 10-722 (2d Cir.); 10-867 (2d Cir.); 11-1270 (2d Cir.).

Subprime Mortgage-Related Litigation and Other Matters

The SEC, among other regulators, is investigating Citigroup’s subprime and other mortgage-related conduct and business activities, as well as other business activities affected by the credit crisis, including an ongoing inquiry into Citigroup’s structuring and sale of CDOs. Citigroup is cooperating fully with the SEC’s inquiries.

On July 29, 2010, the SEC announced the settlement of an investigation into certain of Citigroup’s 2007 disclosures concerning its subprime-related business activities. The SEC alleged misleading statements about the extent of its holdings of assets backed by subprime mortgages. On October 19, 2010, the United States District Court for the District of Columbia entered a Final Judgment approving the settlement, pursuant to which Citigroup agreed to pay a $75 million civil penalty and to maintain certain disclosure policies, practices and procedures for a three-year period. Additional information relating to this action is publicly available in court filings under the docket number 10 Civ. 1277 (D.D.C.) (Huvelle, J.).

On October 19, 2011, the SEC and Citigroup announced a settlement, subject to judicial approval, in connection with the SEC’s investigation into the structuring and sale of CDOs. Pursuant to the proposed settlement, CGM agreed to pay $160 million in disgorgement, $30 million in prejudgment interest, and a civil penalty of $95 million relating to CGM’s role in the structuring and sale of the Class V Funding III CDO transaction. On November 28, 2011, the United States District Court for the Southern District of New York declined to approve the settlement on the grounds that the court was not presented with enough facts to approve the settlement. A trial date was set for July 16, 2012. On December 15 and 19, 2011, respectively, the SEC and s filed notices of appeal. On December 27, 2011, the United States Court of Appeals for the Second Circuit granted an emergency stay of further proceedings in the district court, pending the Second Circuit’s ruling on the SEC’s motion to stay the district court proceedings during the pendency of the appeals. Additional information relating to this matter is publicly available in court filings under the docket number 11 Civ. 7387 (S.D.N.Y.) (Rakoff, J.).

Citigroup and certain of its affiliates have also been named as defendants in actions brought by counterparties and investors that have suffered losses as a result of the credit crisis. Those actions include claims asserted by investors in CDO-related transactions, including Moneygram Payment Systems, Inc., which filed a lawsuit in Minnesota state court on October 26, 2011, alleging misstatements in connection with the sale of CDO securities. Additional information relating to this action is publicly available in court filings under docket number 102611H-10 (Minn. 4th Judicial District, Hennepin Cnty.). Additional actions asserting claims related to investments or participation in CDO-related transactions may be filed in the future.

On February 9, 2012, Citigroup announced that CitiMortgage, along with other mortgage servicers, had reached an agreement in principle with the United States and with the Attorneys General for 49 states (Oklahoma did not participate) and the District of Columbia to settle a number of related investigations into residential loan servicing and origination practices. In conjunction with this settlement, Citigroup and certain of its affiliates, including CGM, also entered into a settlement with the United States Attorney’s Office for the Southern District of New York of a “qui tam” action. This action alleged that, as a participant in the Direct Endorsement Lender program, CitiMortgage had certified to the United States Department of Housing and Urban Development and the Federal Housing Administration (“FHA”) that certain loans were eligible for FHA insurance when in fact they were not. The settlement releases Citigroup from claims arising out of its acts or omissions relating to the origination, underwriting, or endorsement of all FHA-insured loans prior to the effective date of the settlement. Under the settlement, Citigroup will pay the United States $158.3 million, for which Citigroup had fully provided as of December 31, 2011. CitiMortgage will continue to participate in the Direct Endorsement Lender program. Additional information relating to this action is publicly available in court filings under the docket number 11 Civ. 5423 (S.D.N.Y.) (Marrero, J.).

    The Federal Reserve Bank, the OCC and the FDIC, among other federal and state authorities, are investigating issues related to the conduct of certain mortgage servicing companies, including Citigroup affiliates, in connection with mortgage foreclosures. Citigroup is cooperating fully with these inquiries.

Credit Crisis Related Matters

Beginning in the fourth quarter of 2007, certain of Citigroup’s, and CGM’s regulators and other state and federal government agencies commenced formal and informal investigations and inquiries, and issued subpoenas and requested information, concerning Citigroup’s subprime mortgage-related conduct and business activities. Citigroup and certain of its affiliates, including CGM, are involved in discussions with certain of its regulators to resolve certain of these matters.

Certain of these regulatory matters assert claims for substantial or indeterminate damages. Some of these matters already have been resolved, either through settlements or court proceedings, including the complete dismissal of certain complaints or the rejection of certain claims following hearings.

In the course of its business, CGM, as a major futures commission merchant and broker-dealer, is a party to various civil actions, claims and routine regulatory investigations and proceedings that the General Partner believes do not have a material effect on the business of CGM. GCM may establish reserves from time to time in connections with such actions.

Item 4. Mine Safety Disclosures. Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information. The Partnership has issued no stock. There is no public market for the Redeemable Units.

(b)	Holders. The number of holders of Redeemable Units as of December 31, 2011, was 1,748.

(c)	Dividends. The Partnership did not declare any distributions in 2011 or 2010. The Partnership does not intend to declare distributions in the foreseeable future.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans. None

(e)	Performance Graph. Not applicable.

(f)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. For the twelve months ended December 31, 2011, there were subscriptions of 36,244.7785 Class A Redeemable Units totaling $52,906,261 and General Partner contribution representing 136.3280 Class A unit equivalents totaling $200,000. For the twelve months ended December 31, 2010, there were subscriptions of 26,464.2572 Class A Redeemable Units totaling $37,194,829. For the twelve months ended December 31, 2009, there were subscriptions of 32,652.7934 Class A Redeemable Units totaling $47,627,000 and General Partner contribution representing 1,173.6036 Class A unit equivalents totaling $1,700,000.

The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as described in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the subscriptions of Redeemable Units are used in the trading of commodity interests including futures contracts, swaps, options and forward contracts.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers. The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2011 – October 31, 2011	1,238.3803	$ 1,459.19	N/A	N/A
November 1, 2011 – November 30, 2011	935.4970	$ 1,435.62	N/A	N/A
December 1, 2011 – December 31, 2011	1,175.9940	$ 1,449.84	N/A	N/A
	3,349.8713	$ 1,449.33

*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day.

Item 6. Selected Financial Data.

Net realized and unrealized trading gains (losses), interest income, net income, increase (decrease) in net asset value per unit and net asset value per unit for the years ended December 31, 2011, 2010, 2009, 2008 and 2007 and total assets at December 31, 2011, 2010, 2009, 2008 and 2007 were as follows:

	2011	2010	2009	2008	2007
Net realized and unrealized trading gains (losses) and investment in Funds net of brokerage fees (including clearing fees) of $8,438,594, $7,138,973, $6,945,800, $6,174,578, and $4,577,746, respectively	$3,654,017	$14,772,228	$(6,137,060)	$39,424,671	$6,386,632
Interest income	64,743	189,515	147,376	2,038,055	5,105,509

	$3,718,760	$14,961,743	$(5,989,684)	$41,462,726	$11,492,141

Net income (loss)	$(3,727,719)	$9,108,040	$(11,927,806)	$29,408,855	$6,304,054

Increase (decrease) in net asset value per unit	$(29.76)	$73.22	$(102.13)	$244.45	$62.64

Net asset value per unit	$1,449.84	$1,479.60	$1,406.38	$1,506.43	$1,261.98

Total assets	$207,893,019	$187,096,653	$171,248,643	$180,118,590	$141,636,874

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Partnership, directly and through its investments in the Funds aims to achieve substantial capital appreciation and permit investors to diversify a traditionally structured stock and bond portfolio. The Partnership attempts to accomplish its objectives through speculative trading in U.S. and international markets for currencies, interest rates, stock indices, agricultural and energy products and precious and base metals directly, or through investments in the Funds. The Partnership/Funds may employ futures, swaps, options on futures, and forward contracts in those markets. The Partnership/Funds may also enter into swap and other derivative transactions with the approval of the General Partner.

The General Partner manages all business of the Partnership/Funds. The General Partner has delegated its responsibility for the investment of the Partnership’s assets to the Advisors. The General Partner employs a team of approximately 47 professionals whose primary emphasis is on attempting to maintain quality control among the Advisors to the partnerships operated or managed by the General Partner. A full-time staff of due diligence professionals use proprietary technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provides processing of subscriptions and redemptions and reporting to limited partners and regulatory authorities. The General Partner also includes staff involved in marketing and sales support. In selecting the Advisors for the Partnership, the General Partner conducts proprietary research and considers the background of the advisors’ principals, as well as the advisors’ trading styles, strategies and markets traded, expected volatility, trading results (to the extent available) and fee requirements.

Responsibilities of the General Partner include:

•	due diligence examinations of the Advisors;

•	selection, appointment and termination of the Advisors;

•	negotiation of the management agreements; and

•	monitoring the activity of the Advisors.

In addition, the General Partner prepares the books and records and provides the administrative and compliance services that are required by law or regulation, from time to time, in connection with the operation of the Partnership. These services include the preparation of required books and records and reports to limited partners, government agencies and regulators; computation of net asset value; calculation of fees; assistance in connection with subscriptions, redemptions and limited partner communications; and preparation of offering documents and sales literature.

The General Partner seeks the best prices and services available in its commodity futures brokerage transactions.

The programs traded by each Advisor on behalf of the Partnership are: Altis — Global Futures Portfolio Program, Waypoint — Diversified Program, PGR — Mayfair Program, Blackwater — Global Program, JE Moody — Commodity Relative Value Program, Cirrus — Energy Program, Willowbridge — wPraxis Futures Trading Approach and MStrategy Trading Approach and Flintlock — 2x Flintlock Commodity Opportunities Partners, LP Program. The General Partner may modify or terminate the allocation of assets among the Advisors at any time and may allocate assets to additional Advisors at any time. As of December 31, 2011 and September 30, 2011, the Partnership’s assets were allocated among these Advisors in the following approximate percentages:

Advisor	December 31, 2011	September 30, 2011
Altis Partners (Jersey) Limited	2%	2%
Waypoint Capital Management LLC	11%	11%
PGR Capital LLP	14%	13%
Blackwater Capital Management LLC	16%	16%
J E Moody & Company LLC	15%	13%
Cirrus Capital Management LLC	10%	10%
Flintlock Capital Asset Management LLC	10%	8%
Willowbridge Associates Inc.	19%	12%

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

PGR Capital LLP

PGR’s Mayfair Program, a proprietary, systematic trading program, seeks to profit over the medium term by exploiting inefficiencies in futures and forward markets across a broad range of asset classes and geographic regions. Proprietary models developed by the founding partners are implemented in an inhouse trading system which systematically processes real-time data and executes trades automatically on electronic future exchanges and foreign exchange trading platforms.

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

J E Moody & Company LLC

The JEM CRV Program is a systematic program that uses quantitative models to detect and exploit price shifts and mispricings between related instruments in the energy, metal and agricultural markets, while employing hedging methods to maintain approximate market or sector neutrality. The strategies do not make un-hedged directional bets. Most trades are implemented using offsetting long and short positions in futures and futures options, thus reducing exposure to sudden changes in market direction. As examples, such offsetting positions may be in different delivery months of the same commodity market (e.g., calendar or butterfly spreads), in different but related markets (e.g., crude oil and unleaded gasoline) or between contracts traded on different exchanges (e.g., New York and London copper).

Market coverage for the CRV portfolio includes crude oil and petroleum distillates, natural gas, industrial metals, precious metals, grains, livestock, foodstuffs, fibers, and potentially other commodities. The Advisor utilizes primarily exchange-traded futures and futures options to implement its relative value trades, although trades may also be made using other instruments, such as commodity swaps or over-the-counter derivatives contracts.

The trading opportunities captured by the CRV models are believed to arise due to various factors, including: changes in relative supply and demand of different commodity contracts, the idiosyncratic actions of market participants, external events that may disrupt production (e.g., droughts, hurricanes, labor unrest or geopolitics), and risk premia associated with general uncertainties in future supply or demand. By virtue of their relative value nature, CRV trades may be interpreted as providing market liquidity to directional traders who need it, and earning a risk premium by doing so.

Relative value strategies are frequently employed by hedge funds in the equity, fixed income, convertible bond and option markets, but are relatively uncommon in the commodity or managed futures arenas. Over extended time periods, relative value strategies have been observed to produce more consistent returns and higher Sharpe ratios than un-hedged, directional trading strategies. With the high leverage often used, however, some relative value managers have experienced significant losses, particularly when extreme market events have occurred.

The Advisor attempts to manage the risk of large losses by limiting the overall portfolio leverage and the degree of exposure to any single commodity market or sector. The CRV portfolio typically includes about 18 to 24 active relative value trades, with the number of open positions depending on the arbitrage opportunities available. The CRV trades have low mutual correlation, cover multiple markets and sectors and thus enable meaningful diversification within the CRV portfolio.

When few favorable relative value trading opportunities arise in the commodity markets, or as the Advisor may determine, the Advisor may choose to make relative value trades in the financial futures, options, swap or derivatives markets. At times when many or few trading opportunities are available, the Advisor may increase or reduce overall CRV portfolio exposure.

To hedge offsetting long and short positions, the Advisor may use techniques such as static hedging, dynamic hedging and option overlays. Moreover, hedging may seek to achieve market or sector neutrality via various benchmarks, such as by being “contract neutral”, “dollar neutral” or “delta neutral”. No hedging strategy is perfect, but each has its costs, risks, advantages and limitations. Even with well-hedged positions, there is usually some residual exposure to directional market movements. The Advisor seeks to balance the advantages of the hedging strategy used in a particular relative value trade versus the costs and risks of implementing the trade.

Cirrus Capital Management LLC

The Advisor’s investment objective is to maximize risk adjusted return primarily through speculative trading in energy commodities and their respective derivative instruments utilizing its systematic trading program.

The structure of investments will vary as the Advisor acts as a discretionary financial trader in the energy markets executing trades via cleared exchanges.

The foundation for the Advisor’s trading strategies will begin with strong fundamental research and analysis of the various underlying energy markets and infrastructure. With a fundamental view of the market, opportunities will be identified and then analyzed to produce an investment structure which will not only portray the desired view, but to do so in a way which maximizes the asymmetric risk/return profile for the portfolio.

The Advisor will employ technical analysis to further identify opportunities, as well as optimize entry and exit of its positions. The identified positions will be taken in a combination of fixed price and/or option structures, and then actively traded around to not only enhance the returns of the given position, but to also reduce potential loss from adverse price movements.

While the portfolio will have positions that extend out along the curve, it is anticipated that 75% of the investments will be focused in the first 24 months. The remaining 25% will not extend beyond the first 48 months, which shall allow the portfolio to remain relatively liquid at all times.

Flintlock Capital Asset Management, LLC

The objective of the Advisor is to generate attractive risk-adjusted returns while preserving capital, regardless of market conditions, by investing primarily in commodities futures involved in macro-fundamental or catalyst-driven situations utilizing its systematic trading program. Derivatives, such as options, futures and forwards approved by the investor, may be used whenever the Advisor, in its sole discretion, deems it appropriate to do so. Such instruments will primarily be used for hedging purposes; however, the Advisor may also use such instruments to express a certain view. FL Master is expected to have two times leverage pari passu to Flintlock Commodity Opportunities Partners, LP in addition to the inherent leverage of futures contracts and other derivative instruments.

The Advisor will seek to generate attractive risk-adjusted returns, while preserving capital and minimizing the correlation of the account’s returns to the U.S. commodity and equity markets. The Advisor believes that this fundamental-focused strategy will be effective in most business and economic climates. In general, the market for thematic, pattern and event-driven parameters are used to form a fundamental view of global commodities. Rigorous research and disciplined analysis are used to test and formulate a fundamental view of a certain commodity. This fundamental view is then combined with technical indicators, market sentiment and flow analysis to gain a complete picture of a likely commodity price behavior.

Additionally, it is widely understood that there are serious imbedded imperfections in the structure of commodity indices. Because of their simplicity, however, many investors are attracted to the security of these indices. The managed account will seek to generate additional attractive risk-adjusted returns exploiting these imbedded imperfections.

Willowbridge Associates Inc.

The MStrategy Trading Approach is a discretionary trading approach using extensive technical analysis and quantitative methodologies as the foundation for trading decisions. MStrategy trades a diversified portfolio of exchange-traded futures contracts and options on futures including commodities, currencies, fixed income and equity indices. There is a special focus on short-term movements, especially with regard to equity indices trading. The approach combines traditional technical analysis, analogues and divergences with fundamental analysis and anecdotal information to form a unique discretionary trading style.

The wPraxis Futures Trading Approach’s primary investment objective is to achieve capital appreciation from trading. The Advisor will utilize a fully discretionary trading strategy to build a portfolio consisting of futures on currency, fixed income, stock indices and commodities pursuant to its wPraxis approach. The approach may trade commodities, futures, forwards, options, spot contracts in the commodities, currencies, and fixed income markets, and, in the future, it may trade swaps.

No assurance can be given that the Advisors’ strategies will be successful or that they will generate profits for the Partnership.

Specific Fund level performance information is included in Note 5 to the Partnership’s financial statements included in “Item 8 Financial Statements and Supplementary Data.”

For the period January 1, 2011 through December 31, 2011 the average allocation by commodity market sector for each of the Funds was as follows:

CMF Altis Partners Master Fund L.P.

Currencies	27.2%
Energy	13.5%
Grains	6.6%
Indices	13.2%
Interest Rates Non-U.S.	9.2%
Interest Rates U.S.	4.6%
Livestock	1.2%
Metals	15.8%
Softs	8.7%

Waypoint Master Fund L.P

Currencies	65.7%
Energy	1.3%
Grains	1.5%
Indices	11.5%
Interest Rates Non-U.S.	11.5%
Interest Rates U.S.	5.2%
Metals	1.4%
Softs	1.9%

PGR Master Fund L.P

Currencies	10.7%
Energy	11.9%
Grains	4.2%
Indices	26.7%
Interest Rates Non-U.S.	22.0%
Interest Rates U.S.	10.9%
Livestock	0.4%
Metals	8.6%
Softs	4.6%

Blackwater Master Fund L.P

Currencies	33.1%
Energy	7.7%
Grains	6.9%
Indices	17.9%
Interest Rates Non-U.S.	13.1%
Interest Rates U.S.	8.2%
Livestock	1.0%
Metals	11.5%
Softs	0.6%

JEM Master Fund L.P.

Energy	62.8%
Grains	9.2%
Livestock	14.9%
Metals	0.8%
Softs	12.3%

CMF Cirrus Master Fund L.P.

Energy	100.0%

FL Master Fund L.P.

Energy	33.5%
Grains	12.8%
Livestock	8.8%
Metals	28.5%
Softs	16.4%

(a) Liquidity.

The Partnership does not engage in sales of goods or services. Its assets are its (i) investments in Funds, (ii) equity in its trading account, consisting of cash and cash equivalents, net unrealized appreciation on open futures and forward contracts, net unrealized depreciation on open futures, and (iii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2011.

To minimize the risk relating to low margin deposits, the Partnership/Funds follow certain trading policies, including:

(i)	The Partnership/Funds invest their assets only in commodity interests that the Advisors believe are traded in sufficient volume to permit ease of taking and liquidating positions. Sufficient volume, in this context, refers to a level of liquidity that the Advisors believe will permit them to enter and exit trades without noticeably moving the market.

(ii)	An Advisor will not initiate additional positions in any commodity if these positions would result in aggregate positions requiring a margin of more than 66 2/3% of the Partnership’s net assets allocated to that Advisor.

(iii)	The Partnership/Funds may occasionally accept delivery of a commodity. Unless such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearinghouse, the physical commodity position is fully hedged.

(iv)	The Partnership/Funds do not employ the trading technique commonly known as “pyramiding,” in which the speculator uses unrealized profits on existing positions as margin for the purchase or sale of additional positions in the same or related commodities.

(v)	The Partnership/Funds do not utilize borrowings other than short-term borrowings if the Partnership/Funds take delivery of any cash commodities.

(vi)	The Advisors may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Partnership/Funds. “Spreads” and “Straddles” describe commodity futures trading strategy involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets.

(vii)	The Partnership/Funds will not permit the churning of their commodity trading accounts. The term “churning” refers to the practice of entering and exiting trades with a frequency unwarranted by legitimate efforts to profit from the trades, indicating the desire to generate commission income.

From January 1, 2011 through December 31, 2011, the Partnerships’ average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 15.8%. The foregoing margin to equity ratio takes into account cash held in the Partnership’s name, as well as the allocable value of the positions and cash held on behalf of the Partnership in the name of the Funds.

In the normal course of business, the Partnership and the Funds are parties to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments include forwards, futures and options whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specified terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include certain forwards and option contracts. Specific market movements of commodities or future contracts underlying an option cannot be accurately predicted. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 0.5% to 22.7% of the Partnership/Funds’ contracts are traded OTC.

The risk to the limited partners that have purchased Redeemable Units is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. The limited liability is a result of the organization of the Partnership as a limited partnership under New York law.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds have credit risk and concentration risk, as CGM or a CGM affiliate is the sole counterparty or broker with respect to the Partnership’s/Funds’ assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through CGM, the Partnership’s/Funds’ counterparty is an exchange or clearing organization.

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

(ii) The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on trading and by expenses, interest income, subscriptions, redemptions of Redeemable Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market movements in commodities are dependent upon fundamental and technical factors which the Advisors may or may not be able to identify, such as changing supply and demand relationships, weather, government, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. Partnership expenses consist of, among other things, brokerage fees, administrative fees and advisory fees. The level of these expenses is dependent upon trading performance and the level of Net Assets maintained. In addition, the amount of interest income payable by CGM is dependent upon interest rates over which the Partnership has no control.

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem its Redeemable Units at their net asset value as of the end of each month, on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions generally are funded out of the Partnership’s cash holdings. For the year ended December 31, 2011, 19,056.630 Class A Redeemable Units were redeemed totaling $27,952,072. For the year ended December 31, 2010, 20,961.9097 Class A Redeemable Units were redeemed totaling $29,482,940. For the year ended December 31, 2009, 26,312.7107 Class A Redeemable Units were redeemed totaling $38,177,873.

The Partnership continues to offer Redeemable Units at the net asset value per unit as of the end of each month. For the year ended December 31, 2011, there were subscriptions of 36,244.7785 Class A Redeemable Units totaling $52,906,261 and General Partner’s contribution representing 136.3280 Class A unit equivalents totaling $200,000. For the year ended December 31, 2010, there were subscriptions of 26,464.2572 Class A Redeemable Units totaling $37,194,829. For the year ended December 31, 2009, there were subscriptions of 32,652.7934 Class A Redeemable Units totaling $47,627,000 and General Partner’s contribution representing 1,173.6036 Class A unit equivalents totaling $1,700,000.

(c) Results of Operations.

For the year ended December 31, 2011, the net asset value per Class A unit decreased 2.0% from $1,479.60 to $1,449.84. For the year ended December 31, 2010, the net asset value per Class A unit increased 5.2% from $1,406.38 to $1,479.60. For the year ended December 31, 2009, the net asset value per Class A unit decreased 6.6% from $1,506.43 to $1,406.38.

The Partnership experienced a net trading gain of $12,092,611 before brokerage fees and expenses in 2011. Gains were primarily attributed to the Partnership’s/Funds’ trading in energy, U.S. and non-U.S. interest rates, livestock and metals and were partially offset by losses in currencies, grains, indices and softs. The net trading gain or loss for the Partnership/Funds are discussed on page 39 under “Item 8. Financial Statements and Supplementary Data.”

The most significant trading gains during the year ended December 31, 2011 were experienced within the global interest rate sector throughout the majority of the third quarter from long positions in European, U.S., and Canadian fixed income futures as prices advanced higher due to concern about the European sovereign debt crisis and a faltering global economy. Further gains were achieved within this sector during December from long positions in European and U.S. fixed income futures as prices rose on increased “safe-haven” demand while European leaders struggled to find funding for the euro-zone rescue plan. Within the metals complex, gains were recorded primarily during July and August from long positions in gold futures after prices reached a record high as escalating concern that the global economy is slowing boosted demand for the precious metal. Further gains were achieved within this sector during April from long positions in silver and gold futures as rising inflation spurred by commodity shortages, economic recovery, and turmoil in the Middle East bolstered demand for the precious metals as an alternative investment. Further gains were experienced within the energy sector from short positions in natural gas futures as prices declined in early February on forecasts of warmer-than-normal weather in U.S. consuming regions that reduced demand for the heating fuel. Further gains were recorded within this sector during November and December from short positions in natural gas futures as prices moved lower on speculation of abundant supplies and low demand amid mild weather across the U.S. A portion of the Partnership’s trading gains for the year was offset by trading losses experienced in the global stock index markets, primarily during March, May, June, and July. During March, long positions in European, U.S., and Pacific Rim equity index futures resulted in losses as prices moved sharply lower after the tsunami and subsequent nuclear plant disaster in Japan spurred concern about global economic growth. Additional losses were experienced within this sector during May from long positions in U.S., European, and Pacific Rim equity index futures as prices declined on worse-than-expected economic reports and mounting worries over the European debt crisis. During June and July, long positions in European and U.S. equity index futures resulted in losses as prices dropped amid concern about the European sovereign debt crisis and Standard & Poor’s downgrade of the United States’ sovereign credit rating. Within the currency sector, losses were recorded during May from long positions in the British pound versus the U.S. dollar as the value of the British pound moved lower against the U.S. dollar after Standard & Poor’s downgraded Greece’s credit rating, prompting concern that the European sovereign debt crisis may escalate. Additional losses in the currency sector were recorded during October from long positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen fell after the Bank of Japan intervened to weaken Japan’s currency for the third time during the year. Within the agricultural complex, losses were incurred primarily during May from long futures positions in corn and soybeans as prices declined as investors sold commodities on speculation higher prices and weaker economic growth will curb demand for raw materials, including those used to make food products. Elsewhere, corn futures continued to decline after the U.S. government said U.S. inventories will be larger than analysts expected, easing supply concern for food and fuel. Additional losses were experienced within this sector during June from long futures positions in cotton as prices declined as the U.S. dollar’s rally reduced the appeal of fiber exports from the U.S., the world’s biggest exporter of cotton.

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

Interest income is earned on 100% of the Partnership’s average daily equity maintained in cash (or the Partnership’s allocable portion of a Fund’s) account during each month at the 30-day U.S. Treasury bill rate determined weekly by CGM based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. Interest income for the three and twelve months ended December 31, 2011 decreased by $52,622 and $124,772, respectively, as compared to the corresponding periods in 2010. The decrease interest income is due to lower U.S. Treasury bill during the three and twelve months ended December 31, 2011, rates as compared to the corresponding periods in 2010. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s and the Funds’ accounts and upon interest rates over which neither the Partnership/Funds nor CGM has control.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees and clearing fees for the three and twelve months ended December 31, 2011 increased by $167,563 and $1,299,621, respectively, as compared to the corresponding periods in 2010. The increase in brokerage fees is primarily due to higher average net assets during the three and twelve months ended December 31, 2011, as compared to the corresponding periods in 2010.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the three and twelve months ended December 31, 2011 decreased by $68,615 and $56,924, respectively, as compared to the corresponding periods in 2010. The decreased in management fees is due to a change in fee percentage rates during the three and twelve months ended December 31, 2011, as compared to the corresponding periods in 2010.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Administrative fees for the three and twelve months ended December 31, 2011 increased by $26,060 and $150,752, respectively, as compared to the corresponding periods in 2010. The increase in administrative fees is primarily due to higher average adjusted net assets during the three and twelve months ended December 31, 2011, as compared to the corresponding periods in 2010.

Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter, as defined in the respective management agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and twelve months ended December 31, 2011 resulted in incentive fees accrual of $163,246 and $2,436,418, respectively. Trading performance for the three and twelve months ended December 31, 2010, resulted in incentive fees accrual of $500,938 and $917,614, respectively.

The Partnership pays professional fees, which generally include legal and accounting expenses. Professional fees for the years ended December 31, 2011 and 2010 were $566,639 and $584,021, respectively.

The Partnership pays other expenses, which generally include filing, reporting and data processing fees. Other expenses for the years ended December 31, 2011 and 2010 were $72,124 and $74,598, respectively.

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

In allocating the assets of the Partnership among the Advisors, the General Partner considers past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time. Each Advisor’s percentage allocation and trading program is described in the “Overview” section of this Item 7.

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

Such risks include:

Operational/Settlement Risk — the risk of financial and opportunity loss and legal liability attributable to operational problems, such as inaccurate pricing of transactions, untimely trade execution, clearance and/or settlement, or the inability to process large volumes of transactions. The Partnership/Funds are subject to increased risks with respect to their trading activities in emerging market securities, where clearance, settlement, and custodial risks are often greater than in more established markets. Additionally, the General Partner’s computer systems may be vulnerable to unauthorized access, mishandling or misuse, computer viruses or malware, cyber attacks and other events that could have a security impact on such systems. If one or more of such events occur, this potentially could jeopardize a limited partner’s personal, confidential, proprietary or other information processed and stored in, and transmitted through, the General Partner’s computer systems, and adversely affect the Partnership’s business, financial condition or results of operations.

Technological Risk — the risk of loss attributable to technological limitations or hardware failure that constrain the Partnership’s/Funds’ ability to gather, process, and communicate information efficiently and securely, without interruption, to customers, and in the markets where the Partnership/Funds participate.

Legal/Documentation Risk — the risk of loss attributable to deficiencies in the documentation of transactions (such as trade confirmations) and customer relationships (such as master netting agreements) or errors that result in non-compliance with applicable legal and regulatory requirements.

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

Accounting principles generally accepted in the United States of America (“GAAP”) also require the use of judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. Management has concluded that based on available information in the marketplace, there has not been a significant decrease in the volume and level of activity in the Partnership’s and the Funds’ Level 2 assets and liabilities.

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

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available, are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investment in Funds reflects its proportional interest in the Funds. As of and for the years ended December 31, 2011 and 2010, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). The gross presentation of the fair value of the Partnership’s derivatives by instrument type is shown in Note 4, “Trading Activities” on the financial statements.

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

Forward Foreign Currency Contracts. Forward foreign currency contracts are contracts where the Partnership and the Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Forward foreign currency contracts are valued daily, and Partnership’s and the Funds’ net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Net realized gains (losses) and changes in net unrealized gains (losses) on forward foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively and are included in the Statements of Income and Expenses.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Introduction

The Partnership/Funds are speculative commodity pools. The market sensitive instruments held by the Partnership and the Funds are acquired for speculative trading purposes, and all or substantially all of the Partnership’s/Funds’ assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership’s/Funds’ main line of business.

The risk to the limited partners that have purchased Redeemable Units is limited to the amount of their capital contributions to the Partnership and their share of Partnership assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.

Market movements result in frequent changes in the fair market value of the Partnership’s/Funds’ open positions and, consequently, in their earnings and cash balances. The Partnership’s/Funds’ market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Partnership’s/Funds’ open positions and the liquidity of the markets in which they trade.

The Partnership/Funds rapidly acquire and liquidate both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership’s/Funds’ past performance is not necessarily indicative of its future results.

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

The Partnership’s/Funds’ risk exposure in the various market sectors traded by the Advisors is quantified below in terms of Value at Risk. Due to the Partnership’s/Funds’ mark-to-market accounting, any loss in the fair value of the Partnership’s/Funds’ open positions including investments in other partnerships, is directly reflected in the Partnership’s earnings (realized and unrealized) and cash balances. Exchange maintenance margin requirements have been used by the Partnership as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day intervals. The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component which is not relevant to Value at Risk.

In the case of market sensitive instruments which are not exchange-traded (almost exclusively currencies in the case of the Partnership/Funds), the margin requirements for the equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, dealers’ margins have been used.

The fair value of the Partnership’s/Funds’ futures and forward contracts does not have any optionality component. However, the Advisors may trade commodity options. The Value at Risk associated with options is reflected in the following tables as the margin requirement attributable to the instrument underlying each option. Where this instrument is a futures contract, the futures margin has been used, and where this instrument is a physical commodity, the futures-equivalent maintenance margin has been used. This calculation is conservative in that it assumes that the fair value of an option will decline by the same amount as the fair value of the underlying instrument, whereas, in fact, the fair values of the options traded by the Partnership/Funds in almost all cases fluctuate to a lesser extent than those of the underlying instruments.

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

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2011 and 2010. As of December 31, 2011, the Partnership’s total capitalization was $204,952,071.

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$2,045,101	1.00%
Energy	1,049,884	0.51%
Grains	554,666	0.27%
Indices	969,832	0.47%
Interest Rates U.S.	456,702	0.22%
Interest Rates Non-U.S.	2,195,954	1.07%
Livestock	17,245	0.01%
Lumber	1,710	0.00%*
Metals	804,434	0.40%
Softs	220,609	0.11%

Total	$8,316,137	4.06%

*	Due to rounding.

As of December 31, 2010, the Partnership’s total capitalization was $183,525,601.

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$3,742,488	2.05%
Energy	3,712,642	2.02%
Grains	610,757	0.33%
Indices	3,061,953	1.67%
Interest Rates U.S.	653,137	0.36%
Interest Rates Non-U.S.	1,216,750	0.66%
Livestock	268,789	0.15%
Lumber	1,435	0.00%*
Metals	1,427,354	0.78%
Softs	756,573	0.41%

Total	$15,451,878	8.43%

*	Due to rounding.

The following tables indicate the trading Value at Risk associated with the Partnership’s investments and investments in other Partnerships by market category as of December 31, 2011 and December 31, 2010, the highest and lowest value at any point and the average value during the years. All open position trading risk exposures have been included in calculating the figures set forth below. As of December 31, 2011, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

December 31, 2011

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$15,524	0.01%	$3,016,047	$15,524	$1,667,723
Energy	78,000	0.04%	1,025,063	51,958	486,312
Grains	68,250	0.03%	651,925	22,574	230,826
Indices	28,000	0.01%	2,523,159	28,000	896,548
Metals	59,500	0.03%	2,138,330	51,000	623,747
Softs	18,000	0.01%	867,645	6,750	295,195

Total	$267,274	0.13%

*	Annual average of month-end Value at Risk

As of December 31, 2010, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

December 31, 2010

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,070,681	0.58%	$8,643,224	$1,620,748	$2,949,106
Energy	756,948	0.41%	1,430,685	440,556	761,191
Grains	318,900	0.17%	738,061	180,375	346,994
Indices	1,200,793	0.66%	2,979,873	798,017	1,950,676
Interest Rates U.S.	499,400	0.27%	1,930,750	288,485	942,116
Interest Rates Non-U.S.	571,973	0.31%	3,055,102	281,406	1,478,558
Livestock	145,900	0.08%	268,450	32,850	111,777
Metals	779,984	0.43%	1,077,058	286,188	619,746
Softs	476,838	0.26%	690,412	192,635	402,287

Total	$5,821,417	3.17%

*	Annual average of month-end Value at Risk

As of December 31, 2011, Altis Master’s total capitalization was $144,935,126. The Partnership owned approximately 3.0% of Altis Master. As of December 31, 2011, the Altis Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Altis for trading) was as follows:

December 31, 2011

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$4,706,034	3.25%	$4,735,198	$646,682	$2,692,436
Energy	1,077,077	0.74%	2,954,905	374,821	1,387,930
Grains	1,147,409	0.79%	1,342,558	294,622	660,686
Indices	1,694,372	1.17%	4,865,066	470,802	1,611,202
Interest Rates U.S.	659,750	0.46%	1,007,400	101,249	442,163
Interest Rates Non-U.S.	2,332,739	1.61%	2,332,739	211,275	1,252,268
Livestock	242,550	0.17%	244,350	21,625	109,725
Lumber	57,000	0.04%	70,500	800	22,233
Metals	2,499,389	1.72%	3,663,593	644,520	1,887,972
Softs	1,438,518	0.99%	1,748,653	374,414	801,205

Total	$15,854,838	10.94%

*	Annual average of month-end Value at Risk

As of December 31, 2010, Altis Master’s total capitalization was $63,685,511. The Partnership owned approximately 27.6% of Altis Master. As of December 31, 2010, the Altis Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Altis for trading) was as follows:

December 31, 2010

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Currencies	$3,113,522	4.89%	$3,481,070	$143,363	$2,231,735
Energy	1,077,195	1.69%	2,479,469	236,868	1,086,124
Grains	483,876	0.76%	915,463	136,257	435,755
Indices	1,251,469	1.97%	7,740,340	220,942	2,503,689
Interest Rates U.S.	191,408	0.30%	1,193,750	110,116	570,835
Interest Rates Non-U.S.	733,663	1.15%	1,849,973	183,212	1,000,258
Livestock	107,232	0.17%	170,400	22,320	82,718
Lumber	5,200	0.01%	27,500	1,100	9,287
Metals	1,079,175	1.69%	2,589,641	241,177	1,152,447
Softs	747,574	1.17%	937,879	199,670	499,464

Total	$8,790,314	13.80%

*	Annual average of month-end Value at Risk

As of December 31, 2011, Waypoint Master’s total capitalization was $39,192,330. The Partnership owned approximately 55.8% of Waypoint Master. As of December 31, 2011, the Waypoint Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Waypoint for trading) was as follows:

December 31, 2011

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,465,318	3.74%	$10,317,436	$325,222	$5,419,330
Energy	47,250	0.12%	195,000	12,250	73,156
Grains	181,500	0.46%	221,500	15,000	94,143
Indices	84,070	0.21%	1,861,926	19,012	596,211
Interest Rates U.S.	339,700	0.87%	591,250	26,000	244,963
Interest Rates Non-U.S.	1,096,807	2.80%	1,537,795	55,028	713,282
Metals	137,000	0.35%	245,750	17,000	151,548
Softs	108,000	0.28%	353,250	14,700	75,763

Total	$3,459,645	8.83%

*	Annual average of month-end Value at Risk

As of December 31, 2010, Waypoint Master’s total capitalization was $41,247,646. The Partnership owned approximately 52.0% of Waypoint Master. As of December 31, 2010, the Waypoint Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Waypoint for trading) was as follows:

December 31, 2010

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Currencies	$1,878,430	4.55%	$11,817,974	$633,809	$5,198,266
Indices	901,236	2.18%	1,613,660	100,993	790,428
Metals	80,750	0.20%	216,436	31,500	66,207

Total	$2,860,416	6.93%

*	For the period March 1, 2010 (commencement of trading operations) to December 31, 2010 average of month-end Value at Risk

As of December 31, 2011, PGR Master’s total capitalization was $45,036,946. The Partnership owned approximately 63.9% of PGR Master. As of December 31, 2011, the PGR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to PGR for trading) was as follows:

December 31, 2011

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$694,855	1.54%	$694,855	$100,205	$258,300
Energy	348,040	0.77%	541,391	154,095	291,918
Grains	244,450	0.54%	252,500	37,750	98,122
Indices	1,529,751	3.40%	1,529,751	236,424	793,620
Interest Rates U.S.	375,000	0.83%	398,000	94,750	259,088
Interest Rates Non -U.S.	1,821,829	4.05%	1,821,829	107,676	771,169
Livestock	22,800	0.05%	25,200	1,200	9,917
Metals	344,450	0.77%	414,700	77,258	193,290
Softs	201,285	0.45%	201,285	61,317	113,562

Total	$5,582,460	12.40%

*	Annual average of month-end Value at Risk

As of December 31, 2010, PGR Master’s total capitalization was $20,386,581. The Partnership owned approximately 74.9% of PGR Master. As of December 31, 2010, the PGR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to PGR for trading) was as follows:

December 31, 2010

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Currencies	$183,120	0.90%	$183,120	$103,066	$154,058
Energy	252,600	1.24%	252,600	107,024	195,337
Grains	111,250	0.54%	111,250	43,750	83,625
Indices	617,024	3.03%	621,232	385,104	524,198
Interest Rates U.S.	80,800	0.40%	141,150	66,450	81,150
Interest Rates Non-U.S.	180,603	0.89%	265,434	135,161	161,976
Livestock	10,000	0.05%	11,000	6,000	9,500
Metals	162,000	0.79%	162,000	69,500	125,875
Softs	98,003	0.48%	109,657	57,757	89,793

Total	$1,695,400	8.32%

*	For the period November 1, 2010 (commencement of trading operations) to December 31, 2010 average of month-end Value at Risk

As of December 31, 2011, Blackwater Master’s total capitalization was $82,889,779. The Partnership owned approximately 39.5% of Blackwater Master. As of December 31, 2011, the Blackwater Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Blackwater for trading) was as follows:

December 31, 2011

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$2,411,930	2.91%	$2,568,118	$336,921	$1,115,740
Energy	402,750	0.49%	1,023,868	16,250	232,145
Grains	764,500	0.92%	870,250	30,000	240,345
Indices	300,251	0.36%	1,607,842	247,572	684,419
Interest Rates Non -U.S.	1,542,704	1.86%	1,552,868	102,339	581,511
Metals	1,292,162	1.56%	1,292,162	86,599	500,735

Total	$6,714,297	8.10%

*	Annual average of month-end Value at Risk

As of December 31, 2010, Blackwater Master’s total capitalization was $25,938,011. The Partnership owned approximately 77.3% of Blackwater Master. As of December 31, 2010, the Blackwater Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Blackwater for trading) was as follows:

December 31, 2010

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Currencies	$903,667	3.48%	$903,667	$577,300	$765,383
Energy	357,370	1.38%	508,250	184,174	350,610
Grains	97,000	0.37%	97,000	30,000	48,500
Indices	756,741	2.92%	1,256,105	756,741	941,241
Interest Rates U.S.	52,250	0.20%	171,550	14,700	33,475
Interest Rates Non-U.S.	397,172	1.53%	445,693	86,447	358,644
Livestock	111,000	0.43%	111,000	40,000	97,000
Metals	240,867	0.93%	346,947	240,866	283,148

Total	$2,916,067	11.24%

*	For the period November 1, 2010 (commencement of trading operations) to December 31, 2010 average of month-end Value at Risk

As of December 31, 2011, JEM Master’s total capitalization was $45,664,676. The Partnership owned approximately 69.9% of JEM Master. As of December 31, 2011, the JEM Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to JE Moody for trading) was as follows:

December 31, 2011

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Energy	$1,859,447	4.07%	$5,686,643	$181,650	$1,801,740
Grains	520,100	1.14%	740,600	8,250	252,410
Livestock	694,200	1.52%	1,276,200	48,750	531,258
Metals	55,575	0.12%	213,525	4,350	22,019
Softs	850,000	1.86%	1,601,400	13,750	469,008

Total	$3,979,322	8.71%

*	Annual average of month-end Value at Risk

As of December 31, 2011, FL Master’s total capitalization was $22,660,590. The Partnership owned approximately 85.7% of FL Master. As of December 31, 2011, the FL Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Flintlock for trading) was as follows:

December 31, 2011

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$570,800	2.52%	$1,601,607	$195,250	$681,872

Total	$570,800	2.52%

*	For the period May 1, 2011 (commencement of trading operations) to December 31, 2011 average of month-end Value at Risk

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Partnership/Funds is typically many times the applicable maintenance margin requirement (margin requirements generally range between 2% and 15% of contract face value) as well as many times the capitalization of the Partnership/Funds. The magnitude of the Partnership’s/Funds’ open positions creates a “risk of ruin” not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Partnership/Funds to incur severe losses over a short period of time. The foregoing Value at Risk tables — as well as the past performance of the Partnership/Funds — give no indication of this “risk of ruin.”

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

The following were the primary trading risk exposures of the Partnership as of December 31, 2011 by market sector.

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

Stock Indices. The Partnership’s/Funds’ primary equity exposure is to equity price risk in the G-8 countries. The stock index futures traded by the Partnership/Funds are limited to futures on broadly based indices. As of December 31, 2011 the Partnership’s/Funds’ primary exposures were in the Hong Kong Futures Exchange (HKFE) and Sydney Futures Exchange (SFE) stock indices. The General Partner anticipates little, if any, trading in non-G-8 stock indices. The Partnership/Funds are primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Partnership/Funds to avoid being “whipsawed” into numerous small losses.)

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership/Funds as of December 31, 2011.

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

As part of the General Partner’s risk management, the General Partner periodically meets with the Advisors to discuss their risk management and to look for any material changes to the Advisors’ portfolio balance and trading techniques. Each Advisor is required to notify the General Partner of any material changes to their programs.

Item 8. Financial Statements and Supplementary Data.

EMERGING CTA PORTFOLIO L.P.

The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm, for the years ended December 31, 2011, 2010, and 2009; Statements of Financial Condition at December 31, 2011 and 2010; Condensed Schedules of Investments at December 31, 2011 and 2010; Statements of Income and Expenses for the years ended December 31, 2011, 2010, and 2009; Statements of Changes in Partners’ Capital for the years ended December 31, 2011, 2010, and 2009; and Notes to Financial Statements. Additional financial information has been filed as Exhibits to this Form 10-K.

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
14th Floor
New York, NY 10036
212-296-1999

Management’s Report on Internal Control Over Financial Reporting

The management of Emerging CTA Portfolio L.P. (the “Partnership”), Ceres Managed Futures LLC is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 and for our assessment of internal control over financial reporting. The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Partnership’s internal control over financial reporting includes those policies and procedures that:

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

The management of Emerging CTA Portfolio L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2011 based on the criteria referred to above.

Walter Davis	Brian Centner
President and Director	Chief Financial Officer
Ceres Managed Futures LLC	Ceres Managed Futures LLC
General Partner,	General Partner,
Emerging CTA Portfolio L.P.	Emerging CTA Portfolio L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Emerging CTA Portfolio L.P.:

We have audited the accompanying statements of financial condition of Emerging CTA Portfolio L.P. (the “Partnership”), including the condensed schedules of investments, as of December 31, 2011 and 2010, and the related statements of income and expenses, and changes in partners’ capital for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Emerging CTA Portfolio L.P. as of December 31, 2011 and 2010, and the results of its operations and its changes in partners’ capital for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 23, 2012

Emerging CTA Portfolio L.P.

Statements of Financial Condition

December 31, 2011 and 2010

	2011	2010
Assets:
Investment in Funds, at fair value (Note 5)	$159,310,000	$93,009,857
Equity in trading account:
Cash (Note 3c)	48,192,792	85,698,856
Cash margin (Note 3c)	364,015	5,943,791
Net unrealized appreciation on open futures contracts	—	1,516,219
Net unrealized appreciation on open forward contracts	26,212	19,265
Options purchased, at fair value (cost $0 and $854,880 at December 31, 2011 and 2010, respectively)	—	901,226

Total trading equity	207,893,019	187,089,214
Interest receivable (Note 3c)	—	7,439

Total assets	$207,893,019	$187,096,653

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$1,817	$—
Accrued expenses:
Brokerage fees (Note 3c)	606,200	545,698
Management fees (Note 3b)	259,281	279,142
Administrative fees (Note 3a)	86,298	77,685
Incentive fees (Note 3b)	163,245	500,939
Professional fees	87,214	71,978
Other	31,890	35,945
Redemptions payable (Note 6)	1,705,003	2,059,665

Total liabilities	2,940,948	3,571,052

Partners’ Capital: (Notes 1 and 6)
General Partner, Class A, 1,438.9316 and 1,302.6036 unit equivalents outstanding at December 31, 2011 and 2010, respectively	2,086,221	1,927,332
Limited Partners, Class A, 139,922.8594 and 122,734.7189 Redeemable Units outstanding at December 31, 2011 and 2010, respectively	202,865,850	181,598,269

Total partners’ capital	204,952,071	183,525,601

Total liabilities and partners’ capital	$207,893,019	$187,096,653

Net asset value per units, Class A	$1,449.84	$1,479.60

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.

Condensed Schedule of Investments

December 31, 2011

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	13	$(6,729)	(0.00	)%*
Grains	35	13,919	0.00	*
Indices	7	(28)	(0.00	)*
Metals	7	(8,800)	(0.00	)*
Softs	8	(179)	(0.00	)*

Total futures contracts purchased		(1,817)	0.00	*

Unrealized Appreciation on Forward Contracts
Currencies	$18,983	42	0.00	*
Metals	43	149,404	0.07

Total unrealized appreciation on forward contracts		149,446	0.07

Unrealized Depreciation on Forward Contracts
Currencies	$258,087	(761)	(0.00	)*
Metals	53	(122,473)	(0.06)

Total unrealized depreciation on forward contracts		(123,234)	(0.06)

Investment in Funds
CMF Altis Partners Master Fund L.P.		4,403,517	2.15
Waypoint Master Fund L.P.		21,857,243	10.67
Blackwater Master Fund L.P.		32,714,125	15.96
PGR Master Fund L.P.		28,765,002	14.03
JEM Master Fund L.P.		31,902,038	15.57
CMF Cirrus Master Fund L.P.		20,248,797	9.88
FL Master Fund L.P.		19,419,278	9.47

Total investment in Funds		159,310,000	77.73

Net fair value		$159,334,395	77.74%

* Due to rounding.

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.

Condensed Schedule of Investments

December 31, 2010

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	200	$313,957	0.17%
Energy	62	233,896	0.13
Grains	250	538,738	0.29
Indices	163	16,869	0.01
Interest Rates U.S.	592	135,855	0.07
Interest Rates Non-U.S.	640	125,143	0.07
Livestock	214	259,202	0.14
Metals	75	315,525	0.17
Softs	66	18,323	0.01

Total futures contracts purchased		1,957,508	1.06

Futures Contracts Sold
Currencies	114	(56,972)	(0.03)
Energy	159	(55,211)	(0.03)
Grains	75	(191,587)	(0.10)
Indices	97	156,446	0.09
Interest Rates U.S.	6	25	0.00 *
Interest Rates Non-U.S.	22	7,402	0.00 *
Livestock	170	(207,591)	(0.11)
Softs	115	(93,801)	(0.05)

Total futures contracts sold		(441,289)	(0.23)

Unrealized Appreciation on Forward Contracts
Currencies	$76,652,847	1,610,313	0.88
Metals	92	805,081	0.44

Total unrealized appreciation on forward contracts		2,415,394	1.32

Unrealized Depreciation on Forward Contracts
Currencies	$69,670,836	(1,639,341)	(0.89)
Metals	88	(756,788)	(0.41)

Total unrealized depreciation on forward contracts		(2,396,129)	(1.30)

Options Purchased
Calls
Energy	106	295,740	0.16
Metals	109	574,070	0.31
Softs	11	31,416	0.02

Total options purchased		901,226	0.49

Investment in Funds
CMF Altis Partners Master Fund L.P.		17,568,791	9.57
CMF Sasco Master Fund L.P.		18,664,413	10.17
Waypoint Master Fund L.P.		21,455,619	11.69
Blackwater Master Fund LP		20,047,327	10.92
PGR Master Fund LP		15,273,707	8.32

Total investment in Funds		93,009,857	50.67

Net fair value		$95,446,567	52.01%

*	Due to rounding.

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.

Statements of Income and Expenses

for the years ended December 31, 2011, 2010 and 2009

	2011	2010	2009
Investment Income:
Interest income (Note 3c)	$19,229	$100,062	$96,229
Interest income from investment in Funds	45,514	89,453	51,147

Total investment income	64,743	189,515	147,376

Expenses:
Brokerage fees (Note 3c)	8,438,594	7,138,973	6,945,800
Management fees (Note 3b)	3,354,074	3,410,998	3,365,881
Administrative fees (Note 3a)	1,017,224	866,472	841,470
Incentive fees (Notes 3a and 3b)	2,436,418	917,614	1,307,243
Professional fees	566,639	584,021	370,746
Other	72,124	74,598	52,782

Total expenses	15,885,073	12,992,676	12,883,922

Net investment income (loss)	(15,820,330)	(12,803,161)	(12,736,546)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in Funds:
Net realized gains (losses) on closed contracts	7,733,451	4,932,111	3,589,030
Net realized gains (losses) investment in Funds	9,771,811	6,862,477	3,304,237
Change in net unrealized gains (losses) on open contracts	(1,557,435)	1,863,619	(5,150,348)
Change in net unrealized gains (losses) on investment in Funds	(3,855,216)	8,252,994	(934,179)

Total trading results	12,092,611	21,911,201	808,740

Net income (loss)	$(3,727,719)	$9,108,040	$(11,927,806)

Net income (loss) per unit (Note 7)*	$(29.76)	$73.22	$(102.13)

Weighted average units outstanding	137,885.2498	122,411.2378	115,611.6683

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.

Statements of Changes in Partners’ Capital

for the years ended December 31, 2011, 2010 and 2009

	Limited Partners	General Partner	Total
Partners’ Capital at December 31, 2008	$167,051,460	$194,329	$167,245,789
Net income (loss)	(11,865,433)	(62,373)	(11,927,806)
Subscriptions of 32,652.7934 Redeemable Units and 1,173.6036 General Partner Unit Equivalents	47,627,000	1,700,000	49,327,000
Proceeds from Limited Partners redemption fees	238,562	—	238,562
Redemptions of 26,312.7107 Redeemable Units	(38,177,873)	—	(38,177,873)

Partners’ Capital at December 31, 2009	164,873,716	1,831,956	166,705,672
Net income (loss)	9,012,664	95,376	9,108,040
Subscriptions of 26,464.2572 Redeemable Units	37,194,829	—	37,194,829
Redemptions of 20,961.9097 Redeemable Units	(29,482,940)	—	(29,482,940)

Partners’ Capital at December 31, 2010	181,598,269	1,927,332	183,525,601
Net income (loss)	(3,686,608)	(41,111)	(3,727,719)
Subscriptions of 36,244.7785 Redeemable Units and 136.3280 General Partner Unit Equivalents	52,906,261	200,000	53,106,261
Redemptions of 19,056.6380 Redeemable Units	(27,952,072)	—	(27,952,072)

Partners’ Capital at December 31, 2011	$202,865,850	$2,086,221	$204,952,071

Net asset value per unit, Class A:

2009:	$1,406.38

2010:	$1,479.60

2011:	$1,449.84

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

December 31, 2011

1.	Partnership Organization:

Emerging CTA Portfolio L.P. (the “Partnership”) is a limited partnership that was organized on July 7, 2003 under the partnership laws of the State of New York. The objective of the Partnership is to achieve capital appreciation through the allocation of assets to early-stage commodity trading advisors which engage, directly and indirectly, in speculative trading of a diversified portfolio of commodity interests, including futures contracts, options and forward contracts. The Partnership may also enter into swap and other derivative transactions with the approval of the General Partner (defined below). The sectors traded include currencies, livestock, energy, grains, metals, indices, lumber, softs, and U.S. and non-U.S. interest rates. The Partnership directly and through its investment in the Funds (as defined in Note 5 “Investment in Funds”) may trade futures, forwards and option contracts of any kind. The commodity interests that are traded by the Partnership and the Funds are volatile and involve a high degree of market risk.

Between December 1, 2003 (commencement of the offering period) and August 5, 2004, 20,872 redeemable units of limited partnership interest (“Redeemable Units”) were sold at $1,000 per Redeemable Unit. The proceeds of the initial offering were held in an escrow account until August 6, 2004, at which time they were remitted to the Partnership for trading. The Partnership privately and continuously offers Redeemable Units to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Inc. (“Citigroup”) indirectly owns a minority equity interest in MSSB Holdings. Citigroup also indirectly owns Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup. As of December 31, 2011, all trading decisions for the Partnership are made by the Advisors (as defined in note 3(b)).

As of September 1, 2011, the Partnership began offering three classes of limited partnership interests: Class A units, Class D units and Class Z units; each will be referred to as “Class” and collectively referred to as the “Classes”. All Redeemable Units issued prior to September 1, 2011 were deemed “Class A units.” The rights, liabilities, risks, and fees associated with investment in the Class A units were not changed. Class A units and Class D units are available to taxable U.S. individuals and institutions, as well as U.S. tax exempt individuals and institutions. Class Z units will be offered to certain employees of Morgan Stanley Smith Barney and its affiliates (and their family members). The Class of units that a Limited Partner receives upon subscription will generally depend upon the amount invested in the Partnership, although the General Partner may determine to offer units to investors at its discretion. As of December 31, 2011, there are no Redeemable Units outstanding in Class D or Class Z.

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

Emerging CTA Portfolio L.P.

Notes to Financial Statements

December 31, 2011

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

GAAP also requires the use of judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. Management has concluded that based on available information in the marketplace, there has not been a significant decrease in the volume and level of activity in the Partnership’s and the Fund’s Level 2 assets and liabilities.

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

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations

Emerging CTA Portfolio L.P.

Notes to Financial Statements

December 31, 2011

inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the years ended December 31, 2011 and 2010, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Funds	$159,310,000	$—	$159,310,000	$—
Futures	16,541	16,541	—	—
Forwards	149,446	149,404	42	—

Total assets	$159,475,987	$165,945	$159,310,042	$—

Liabilities
Futures	$18,358	$18,358	$—	$—
Forwards	123,234	122,473	761	—

Total liabilities	141,592	140,831	761	—

Net fair value	$159,334,395	$25,114	$159,309,281	$—

	December 31, 2010*	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Funds	$93,009,857	$—	$93,009,857	$—
Futures	2,422,050	2,422,050	—	—
Forwards	2,415,394	805,081	1,610,313	—
Options purchased	901,226	901,226	—	—

Total assets	$98,748,527	$4,128,357	$94,620,170	$—

Liabilities
Futures	$905,831	$905,831	$—	$—
Forwards	2,396,129	756,788	1,639,341	—

Total liabilities	3,301,960	1,662,619	1,639,341	—

Net fair value	$95,446,567	$2,465,738	$92,980,829	$—

*	The amounts have been reclassified from the December 31, 2010 prior year financial statements to conform to current year presentation.

d.

Futures Contracts.    The Partnership and the Funds trade futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery can not occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value

Emerging CTA Portfolio L.P.

Notes to Financial Statements

December 31, 2011

of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and Funds. When the contract is closed, the Partnership and Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and changes in net unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.

e.	Forward Foreign Currency Contracts. Forward foreign currency contracts are contracts where the Partnership and the Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Forward foreign currency contracts are valued daily, and the Partnership’s and Funds’ net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Net realized gains (losses) and changes in net unrealized gains (losses) on forward foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Statements of Income and Expenses.

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

g.

Options.    The Partnership and the Funds may purchase and write (sell) both exchange-listed and over-the-counter (“OTC”) options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Partnership and the Funds write an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Partnership and the Funds purchase an option, the premium paid is recorded as an asset in the Statements of

Emerging CTA Portfolio L.P.

Notes to Financial Statements

December 31, 2011

Financial Condition and marked to market daily. Net realized gains (losses) and changes in net unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses.

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

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2008 through 2011 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

i.	Subsequent Events. The General Partner of the Partnership evaluates events that occur after the balance sheet date but before financial statements are filed. The General Partner has assessed the subsequent events through the date of filing and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

j.	Recent Accounting Pronouncements. In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and International Financial Reporting Standards” (“IFRS”). The amendments within this ASU change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between GAAP and IFRS. However, some of the amendments clarify FASB’s intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. ASU 2011-04 is effective for annual and interim periods beginning after December 15, 2011 for public entities. This new guidance is not expected to have a material impact on the Partnership’s financial statements.

In October 2011, FASB issued a proposed ASU intended to improve and converge financial reporting by setting forth consistent criteria for determining whether an entity is an investment company. Under longstanding GAAP, investment companies carry all of their investments at fair value, even if they hold a controlling interest in another company. The primary changes being proposed by FASB relate to which entities would be considered investment companies as well as certain disclosure and presentation requirements. In addition to the changes to the criteria for determining whether an entity is an investment company, FASB also proposes that an investment company consolidate another investment company if it holds a controlling financial interest in the entity. The Partnership will evaluate the impact that this proposed update would have on the financial statements once the pronouncement is issued.

In December 2011, FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities,” which creates a new disclosure requirement about the nature of an entity’s rights of setoff and the related arrangements associated with its financial instruments and derivative

Emerging CTA Portfolio L.P.

Notes to Financial Statements

December 31, 2011

instruments. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of this disclosure is to facilitate comparisons between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of IFRS. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Partnership should also provide the disclosures retrospectively for all comparative periods presented. The Partnership is currently evaluating the impact that the pronouncement would have on the financial statements.

k.	Net Income (Loss) per unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 7, “Financial Highlights”.

3.	Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Partnership including selecting one or more advisors to make trading decisions for the Partnership. The Partnership pays the General Partner a monthly administration fee equal to 1/24 of 1% (0.5% per year) of month-end Net Assets. Month-end Net Assets, for the purpose of calculating administrative fees, are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fees, incentive fee accruals, the General Partner’s administrative fee and any redemptions or distributions as of the end of such month. The Partnership will also pay the General Partner an incentive fee payable annually equal to 5% of the Partnership’s overall New Trading Profits, as defined in the Limited Partnership Agreement, earned in each calendar year. For the years ended December 31, 2011, 2010 and 2009, there were no incentive fees earned by the General Partner.

b.	Management Agreement:

The General Partner, on behalf of the Partnership, has entered into management agreements (the “Management Agreements”) with Altis Partners Jersey Limited (“Altis”), Blackwater Capital Management, LLC (“Blackwater”), Cirrus Capital Management LLC (”Cirrus”), J E Moody & Company LLC (“JE Moody”), PGR Capital LLP (“PGR”), Waypoint Capital Management LLC (“Waypoint”), Flintlock Capital Asset Management LLC (“FL”) and Willowbridge Associates Inc. (“Willowbridge”), (each an “Advisor and collectively, the “Advisors”), each of which is a registered commodity advisor, and have been selected by the General Partner as major trading Advisors. Willowbridge directly trades a management account in the Partnership’s name. The Advisors are not affiliated with one another, are not affiliated with the General Partner or CGM and are not responsible for the organization or operation of the Partnership. The Partnership pays the Advisors a monthly management fee ranging from 1% to 2% per year of month-end Net Assets allocated to each Advisor. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fees, incentive fee accruals, the General Partner’s administrative fee and any redemptions or distributions as of the end of such month. Each Management Agreement may be terminated by either party.

In addition, the Partnership is obligated to pay each Advisor an incentive fee, payable quarterly, ranging from 17% to 20% of the New Trading Profits, as defined in the Management Agreements, earned by the Advisors for the Partnership during each calendar quarter.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

December 31, 2011

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

The Partnership has entered into a customer agreement (the “Customer Agreement”) which provides that the Partnership will pay CGM a monthly brokerage fee equal to 7/24 of 1% (3.5% per year) of month-end Net Assets, as defined, in lieu of brokerage fees on a per trade basis. Month-end Net Assets, for the purpose of calculating brokerage fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s brokerage fee, incentive fee accruals, management fees, the General Partner’s administrative fee, other expenses and any redemptions or distributions as of the end of such month. CGM will pay a portion of its brokerage fees to other properly registered selling agents and to financial advisors who have sold Redeemable Units. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. This fee may be increased or decreased at any time at CGM’s discretion upon written notice to the Partnership. The Partnership will pay for National Futures Association fees, as well as exchange, clearing, user, give-up and floor brokerage fees (collectively the “clearing fees”) directly and through its investment in the Funds. All of the Partnership’s assets, not held in the Funds’ accounts at CGM, are deposited in the Partnership’s account at CGM. The Partnership’s assets are deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2011 and 2010, the amounts of cash held for margin requirements was $364,015 and $5,943,791, respectively. CGM will pay the Partnership interest on 100% of the average daily equity maintained in cash in its (or the Partnership’s allocable portion of a Fund’s) account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. The Customer Agreement may be terminated upon notice by either party.

4.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses.

The Customer Agreements between the Partnership and CGM and the Funds and CGM give the Partnership and the Funds, the legal right to net unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition. The Partnership and the Funds net, for financial reporting purposes, the unrealized gains and losses on open futures and open forward contracts on the Statements of Financial Condition as the criteria under ASC 210-20, Balance Sheet, have been met.

All of the commodity interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded during the years ended December 31, 2011 and 2010, were 3,152 and 5,922, respectively. The monthly average number of metals forward contracts traded during the years ended December 31, 2011 and 2010, were 544 and 414, respectively. The monthly average number of option contracts traded during the years ended December 31, 2011 and 2010, were 169 and

Emerging CTA Portfolio L.P.

Notes to Financial Statements

December 31, 2011

21, respectively. The monthly average notional values of currency forward contracts held directly by the Partnership during the years ended December 31, 2011 and 2010, were $302,259,678 and $319,994,839, respectively.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions.

The following tables indicate the gross fair values of derivative instruments of futures, forwards and option contracts as separate assets and liabilities as of December 31, 2011 and 2010.

2011
Assets
Futures Contracts
Energy	$1,680
Grains	14,643
Indices	128
Softs	90

Total unrealized appreciation on open futures contracts	$16,541

Liabilities
Futures Contracts
Energy	$(8,409)
Grains	(725)
Indices	(155)
Metals	(8,800)
Softs	(269)

Total unrealized depreciation on open futures contracts	$(18,358)

Net unrealized depreciation on open futures contracts	$(1,817)*

*	This amount is in “Net unrealized depreciation on open futures contracts” on the Statements of Financial Condition.

2011
Assets
Forward Contracts
Currencies	$42
Metals	149,404

Total unrealized appreciation on open forward contracts	$149,446

Liabilities
Forward Contracts
Currencies	$(761)
Metals	(122,473)

Total unrealized depreciation on open forward contracts	$(123,234)

Net unrealized appreciation on open forward contracts	$26,212 **

**	This amount is in “Net unrealized appreciation on open forward contracts” on the Statements of Financial Condition.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

December 31, 2011

2010
Assets
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

December 31, 2011

	2010
Assets
Options Purchased
Energy	$295,740
Metals	574,070
Softs	31,416

Total options purchased	$901,226	***

***	This amount is in “Options purchased, at fair value” on the Statements of Financial Condition.

The following tables indicate the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the years ended December 31, 2011, 2010 and 2009.

Sector	2011		2010		2009
Currencies	$(1,802,232)		$12,820		$2,459,707
Energy	(443,514)		(1,917,475)		(1,657,789)
Grains	153,122		1,679,962		1,822,876
Indices	(1,183,065)		(2,016,474)		(2,244,361)
Interest Rates U.S.	3,518,566		3,138,674		45,747
Interest Rates Non-U.S.	2,198,642		2,745,405		(1,918,698)
Livestock	53,933		(208,703)		(161,189)
Softs	149,818		1,880,152		(204,378)
Metals	3,530,746		1,481,369		296,767

Total	$6,176,016	****	$6,795,730	****	$(1,561,318	)****

****	This amount is in “Total trading results” on the Statements of Income and Expenses.

5.	Investment in Funds:

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

December 31, 2011

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

On January 1, 2011, the assets allocated to J E Moody & Company LLC (“J E Moody”) for trading were invested in JEM Master Fund L.P. (“JEM Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased 19,624.4798 units of JEM Master with cash equal to $19,624,480. JEM Master was formed to permit accounts managed now or in the future by J E Moody using the Commodity Relative Value Program, a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner for JEM Master. Individual and pooled accounts currently managed by J E Moody, including the Partnership, are permitted to be limited partners of JEM Master. The General Partner and J E Moody believe that trading through this structure should promote efficiency and economy in the trading process.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

December 31, 2011

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

On May 1, 2011, the assets allocated to Flintlock Capital Asset Management, LLC (“Flintlock”) for trading were invested in FL Master Fund L.P. (“FL Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership invested in FL Master with cash equal to $23,564,973. FL Master was formed to permit accounts managed now or in the future by Flintlock using the 2x Flintlock Commodity Opportunities Partners, LP, a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner for FL Master. Individual and pooled accounts currently managed by Flintlock, including the Partnership, are permitted to be limited partners of FL Master. The General Partner and Flintlock believe that trading through this structure should promote efficiency and economy in the trading process.

The General Partner is not aware of any material changes to any of the trading programs discussed above during the year ended December 31, 2011.

Altis Master’s, Waypoint Master’s, PGR Master’s, Blackwater Master’s, JEM Master’s, Cirrus Master’s and FL Master’s (the “Funds”) trading of futures, forwards, swaps and options contracts, if applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. The Funds engage in such trading through commodity brokerage accounts maintained with CGM.

A limited partner may withdraw all or part of their capital contribution and undistributed profits, if any, from the Funds as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the General Partner at least 3 days in advance of the Redemption Date. Such withdrawals are classified as a liability when the limited partner elects to redeem and informs the Funds.

Management, administrative and incentive fees are charged at the Partnership level. All clearing fees are borne by the Partnership directly or and through its investment in the Funds. All other fees including CGM’s direct brokerage fees are charged at the Partnership level.

At December 31, 2011, the Partnership had approximately 3.0% of Altis Master, 55.8% of Waypoint Master, 39.5% of Blackwater Master, 63.9% of PGR Master, 69.9% of JEM Master, 87.5% of Cirrus Master and 85.7% of FL Master. At December 31, 2010, the Partnership had approximately 27.6% of Altis Master, 52.0% of Waypoint Master, 22.8% of Sasco Master, 74.9% of PGR Master and 77.3% of Blackwater Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same and the redemption rights are not affected.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

December 31, 2011

Summarized information reflecting the total assets, liabilities and capital of the Funds is shown in the following tables:

	December 31, 2011
	Total Assets	Total Liabilities	Total Capital
Altis Master	$145,096,295	$161,169	$144,935,126
Waypoint Master	39,260,567	68,237	39,192,330
Blackwater Master	83,066,066	176,287	82,889,779
PGR Master	45,105,430	68,484	45,036,946
JEM Master	45,732,649	67,973	45,664,676
Cirrus Master	23,186,209	55,047	23,131,162
FL Master	28,928,129	6,267,539	22,660,590

Total	$410,375,345	$6,864,736	$403,510,609

	December 31, 2010
	Total Assets	Total Liabilities	Total Capital
Altis Master	$64,276,767	$591,256	$63,685,511
Sasco Master	81,882,294	198,664	81,683,630
Waypoint Master	41,306,976	59,330	41,247,646
Blackwater Master	25,966,821	28,810	25,938,011
PGR Master	20,415,391	28,810	20,386,581

Total	$233,848,249	$906,870	$232,941,379

Summarized information reflecting the net investment income (loss) from trading, total trading results and net income (loss) of the Funds is shown in the following tables.

	For the Period Ended December 31, 2011
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Altis Master	$(288,293)	$(27,709,216)	$(27,997,509)
Waypoint Master	(198,220)	(1,536,984)	(1,735,204)
Blackwater Master	(102,547)	2,948,325	2,845,778
PGR Master	(110,281)	2,276,086	2,165,805
JEM Master	(710,961)	6,105,543	5,394,582
Cirrus Master	(106,290)	2,396,102	2,289,812
FL Master	(166,427)	(840,792)	(1,007,219)

Total	$(1,683,019)	$(16,360,936)	$(18,043,955)

Emerging CTA Portfolio L.P.

Notes to Financial Statements

December 31, 2011

	For the Period Ended December 31, 2010
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Altis Master	$(217,601)	$8,818,344	$8,600,743
Sasco Master	(869,785)	5,217,225	4,347,440
Waypoint Master	(133,282)	7,879,774	7,746,492
Blackwater Master	(36,799)	1,965,203	1,928,404
PGR Master	(30,697)	592,832	562,135

Total	$(1,288,164)	$24,473,378	$23,185,214

Summarized information reflecting the Partnership’s investments in, and the operations of, the Funds is shown in the following tables:

	% of Partnership’s Net Assets		Income	Expenses		Net Income (Loss)	Investment Objective	Redemption Permitted
Funds		Fair Value	(Loss)	Brokerage Fees	Other
For the period ended December 31, 2011
Altis Master	2.15%	$4,403,517	$(2,743,691)	$20,971	$7,861	$(2,772,523)	Commodity Portfolio	Monthly
Sasco Master	—	—	443,762	104,912	18,860	319,990	Energy Portfolio	Monthly
Waypoint Master	10.67%	21,857,243	(779,412)	75,008	33,666	(888,086)	Commodity Portfolio	Monthly
Blackwater Master	15.96%	32,714,125	1,792,359	58,688	32,050	1,701,621	Commodity Portfolio	Monthly
PGR Master	14.03%	28,765,002	1,572,485	32,490	58,131	1,481,864	Commodity Portfolio	Monthly
JEM Master	15.57%	31,902,038	4,304,255	486,299	52,039	3,765,917	Commodity Portfolio	Monthly
Cirrus Master	9.88%	20,248,797	2,101,707	50,402	49,777	2,001,528	Energy Markets	Monthly
FL Master	9.47%	19,419,278	(729,356)	88,893	52,350	(870,599)	Commodity Portfolio	Monthly

Total		$159,310,000	$5,962,109	$917,663	$304,734	$4,739,712

Funds	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Brokerage Fees	Other
For the period ended December 31, 2010
Altis Master	9.57%	$17,568,791	$2,853,731	$58,825	$35,490	$2,759,416	Commodity Portfolio	Monthly
Avant Master	—	—	1,066,892	20,335	28,036	1,018,521	Commodity Portfolio	Monthly
Sasco Master	10.17%	18,664,413	4,228,129	345,024	175,986	3,707,119	Energy Portfolio	Monthly
Waypoint Master	11.69%	21,455,619	5,069,609	71,872	43,126	4,954,611	Commodity Portfolio	Monthly
Blackwater Master	10.92%	20,047,327	1,539,470	9,056	22,199	1,508,215	Commodity Portfolio	Monthly
PGR Master	8.32%	15,273,707	447,093	3,941	21,722	421,430	Commodity Portfolio	Monthly

Total		$93,009,857	$15,204,924	$509,053	$326,559	$14,369,312

Emerging CTA Portfolio L.P.

Notes to Financial Statements

December 31, 2011

6.	Subscriptions, Distributions and Redemptions:

Subscriptions are accepted monthly from investors and they become limited partners on the first day of the month after their subscription is processed. Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. A limited partner may require the Partnership to redeem their Redeemable Units at their net asset value as of the end of each month on three business days’ notice to the General Partner. Redemption fees shall be for the benefit of the Partnership.

7.	Financial Highlights:

Changes in the net asset value per unit for Class A for the years ended December 31, 2011, 2010 and 2009 were as follows:

	2011	2010	2009
Net realized and unrealized gains (losses)*	$23.77	$119.38	$(51.90)
Interest income	0.48	1.55	1.30
Expenses**	(54.01)	(47.71)	(51.53)

Increase (decrease) for the year	(29.76)	73.22	(102.13)
Proceeds from Limited Partner redemption fees	—	—	2.08
Net asset value per unit, beginning of year	1,479.60	1,406.38	1,506.43

Net asset value per unit, end of year	$1,449.84	$1,479.60	$1,406.38

*	Includes brokerage fees and clearing fees.

**	Excludes brokerage fees and clearing fees.

	2011	2010***	2009***
Ratios to average net assets:
Net investment income (loss)	(7.9)%	(7.5)%	(7.7)%
Incentive fees	1.2%	0.5%	0.8%

Net investment income (loss) before incentive fees****	(6.7)%	(7.0)%	(6.9)%

Operating expense	6.8%	7.1%	7.0%
Incentive fees	1.2%	0.5%	0.8%

Total expenses	8.0%	7.6%	7.8%

Total return:
Total return before incentive fees	(0.8)%	5.7%	(5.9)%
Incentive fees	(1.2)%	(0.5)%	(0.7)%

Total return after incentive fees	(2.0)%	5.2%	(6.6)%

***	The ratios are shown net and gross of incentive fees to conform to current year presentation.
****	Interest income less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

December 31, 2011

8.	Financial Instrument Risks:

In the normal course of business, the Partnership and the Funds are parties to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or OTC. Exchange-traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include certain forwards, swaps, and option contracts. Specific market movements of commodities or future contracts underlying an option cannot be accurately predicted. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

The risk to the Limited Partners that have purchased Redeemable Units is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds have credit risk and concentration risk, as CGM or a CGM affiliate is the sole counterparty or broker with respect to the Partnership’s/Funds’ assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through CGM, the Partnership’s/Funds’ counterparty is an exchange or clearing organization.

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

Emerging CTA Portfolio L.P.

Notes to Financial Statements

December 31, 2011

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

Selected unaudited quarterly financial data for the Partnership of the years ended December 31, 2011 and 2010 are summarized below:

	For the period from October 1, 2011 to December 31, 2011	For the period from July 1, 2011 to September 30, 2011	For the period from April 1, 2011 to June 30, 2011	For the period from January 1, 2011 to March 31, 2011
Net realized and unrealized trading gains (losses) net of brokerage fees and clearing fees including interest income	$(10,485,198)	$16,636,638	$1,522,798	$(3,955,478)
Net income (loss)	$(11,447,299)	$12,937,710	$ 88,081	$(5,306,211)
Increase (decrease) in net asset value per unit	$ (83.62)	$ 93.24	$ 0.99	$ (40.37)

	For the period from October 1, 2010 to December 31, 2010	For the period from July 1, 2010 to September 30, 2010	For the period from April 1, 2010 to June 30, 2010	For the period from January 1, 2010 to March 31, 2010
Net realized and unrealized trading gains (losses) net of brokerage fees and clearing fees including interest income	$5,319,161	$11,405,095	$(3,454,489)	$1,691,976
Net income (loss)	$3,601,393	$ 9,816,731	$(4,674,606)	$ 364,522
Increase (decrease) in net asset value per unit	$ 28.89	$ 79.59	$ (38.29)	$ 3.03

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership on the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods expected in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Partnership in the reports it files is accumulated and communicated to management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

The General Partner is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2011 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B. Other Information. None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Partnership has no officers, directors or employees and its affairs are managed by its General Partner. Investment decisions are made by the Advisors.

The officers and directors of the General Partner are Walter Davis (President and Chairman of the Board of Directors), Brian Centner (Chief Financial Officer), Colbert Narcisse (Director), Douglas J. Ketterer (Director), Ian Bernstein (Director), Harry Handler (Director), Patrick T. Egan (Director) and Alper Daglioglu (Director). Each director of the General Partner holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) Morgan Stanley Smith Barney Holdings LLC, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.

Walter Davis, age 47, has been President and Chairman of the Board of Directors of the General Partner since June 2010, where his responsibilities include oversight of the General Partner’s funds and accounts. Since June 2010, Mr. Davis has been a principal and registered as an associated person of the General Partner, and is an associate member of the NFA. Since June 2009, Mr. Davis has been employed by Morgan Stanley Smith Barney LLC (“Morgan Stanley Smith Barney”), a financial services firm, where his responsibilities include serving as Managing Director and the Director of the Managed Futures Department. Since June 2009, Mr. Davis has been registered as an associated person of Morgan Stanley Smith Barney. From May 2006 through June 2010, Mr. Davis served as President and Chairman of the Board of Directors of Demeter Management LLC (“Demeter”), a registered commodity pool operator, where his responsibilities included oversight of Demeter’s funds and accounts. From May 2006 through December 2010, Mr. Davis was listed as a principal of Demeter, and from July 2006 through December 2010, Mr. Davis was registered as an associated person of Demeter. From April 2007 through June 2009, Mr. Davis was employed by Morgan Stanley & Co. LLC (“MS & Co.”), a financial services firm, where his responsibilities included serving as the Managing Director and the Director of the Managed Futures Department. From April 2007 through June 2009, Mr. Davis was registered as an associated person of MS & Co. From August 2006 through April 2007, Mr. Davis was employed by Morgan Stanley DW Inc., a financial services firm, where his responsibilities included serving as Managing Director and the Director of the Managed Futures Department. From August 2006 through April 2007, Mr. Davis was registered as an associated person of Morgan Stanley DW Inc. From September 1999 through August 2006, Mr. Davis was employed by MS & Co., a financial services firm, where his responsibilities included oversight of the sales and marketing of MS & Co.’s managed futures funds to high net worth and institutional investors on a global basis. From January 1992 through September 1999, Mr. Davis was employed by Chase Manhattan Bank’s Alternative Investment Group, an alternative investment group, where his responsibilities included marketing managed futures funds to high net worth investors, as well as developing and structuring managed futures funds. Mr. Davis earned his Bachelor of Arts degree in Economics in May 1987 from the University of the South and his Master of Business Administration in Finance and International Business in May 1992 from Columbia University Graduate School of Business.

Brian Centner, age 34, has been the Chief Financial Officer and a principal of the General Partner since September 2011. Since July 2009, Mr. Centner has been employed by Morgan Stanley Smith Barney, a financial services firm, where his responsibilities include oversight of accounting and financial and regulatory reporting of the General Partner’s managed futures funds. From February 2003 through July 2009, Mr. Centner was employed by Citi Alternative Investments (“CAI”), a division of Citigroup, a financial services firm, which administered Citigroup’s hedge fund and fund of funds business, where he served as Senior Vice President responsible for the accounting and financial and regulatory reporting of CAI’s managed futures funds. From June 2002 through February 2003, Mr. Centner was employed by KPMG LLP, a U.S. audit, tax and advisory services firm, as a Senior Associate within the Investment Management division, where his responsibilities included performing audits and attestation services for financial services firms. From September 2000 through June 2002, Mr. Centner was employed by Arthur Andersen LLP, a U.S. audit, tax and advisory services firm, where he served in the Financial Services division and his responsibilities included performing audits and attestation services for financial services firms. Mr. Centner earned his Bachelor of Science degree in Accounting in May 2000 from Binghamton University and his Master of Business Administration degree in May 2011 from New York University’s Leonard N. Stern School of Business. Mr. Centner is a Certified Public Accountant.

Colbert Narcisse, age 45, has been a Director and a principal of the General Partner since December 2011. Since February 2011, Mr. Narcisse has been a Managing Director at Morgan Stanley Smith Barney, a financial services firm, where his responsibilities have included serving as Head of the Alternative Investment Group, Head of the Corporate Equity Solutions Group, and Chief Operating Officer of the Investment Strategy and Client Solutions Division. From July 2009 until February 2011, Mr. Narcisse served as Chief Executive Officer of Gold Bullion International, a business services company that enables retail investors to acquire, manage and store physical precious metals through their financial advisor. From March 2009 until July 2009, Mr. Narcisse took personal leave. From August 1990 until March 2009, Mr. Narcisse was employed by Merrill Lynch & Co., Inc., a financial services firm, where his responsibilities included serving as Chief Operating Officer of Americas Investment Banking, Chief Operating Officer of the Global Wealth Management Division, and as an investment banker in both the Financial Institutions and Public Finance Groups. From July 1987 until August 1990, Mr. Narcisse was employed by the Federal Reserve Bank of New York, where his responsibilities included serving as a Bank Examiner. Additionally, Mr. Narcisse serves on the Board of Harlem RBI, as the Vice Chair of Finance for the Montclair Cooperative School Board of Trustees, as an Audit Committee Member of the New York City Housing Authority, and as a Member of the Executive Leadership Council. Mr. Narcisse received his Bachelor of Science degree in Finance in June 1987 from New York University. He received his Master of Business Administration degree in July 1992 from Harvard Business School.

Douglas J. Ketterer, age 46, has been a Director and a principal of the General Partner since December 2010. From October 2003 through December 2010, Mr. Ketterer was listed as a principal of Demeter, a commodity pool operator, until Demeter’s combination with the General Partner. From July 2010 through the present, Mr. Ketterer has been employed by Morgan Stanley Smith Barney, a financial services firm, as Managing Director and Head of the U.S. Private Wealth Management Group, where his responsibilities include overseeing the U.S. Private Wealth Management Group. From March 1990 through July 2010, Mr. Ketterer was employed by MS & Co., a financial services firm, where his responsibilities included serving as Chief Operating Officer of the Wealth Management Group and Head of the Products Group. During Mr. Ketterer’s employment at MS & Co. his responsibilities included oversight over a number of departments including the Alternative Investments Group, the Consulting Services Group, the Annuities & Insurance Department, and the Retirement & Equity Solutions Group, which offered products and services through MS & Co.’s Global Wealth Management Group. Mr. Ketterer received his Master of Business Administration degree from New York University’s Leonard N. Stern School of Business in January 1994 and his Bachelor of Science degree in Finance from the University at Albany’s School of Business in May 1987.

Ian Bernstein, age 49, has been a Director of the General Partner and listed as a principal of the General Partner since December 2010. From June 2009 through the present, Mr. Bernstein has been employed by Morgan Stanley Smith Barney, a financial services firm, as Managing Director of Capital Markets, with oversight of risk and infrastructure, joint venture negotiations and integration. From April 2007 through the present, Mr. Bernstein has been employed by MS & Co., a financial services firm, where his responsibilities include serving as Managing Director of the Capital Markets group, the head of the Global Wealth Management group, and serving as market risk manager. From October 1984 through April 2007, Mr. Bernstein was employed by Morgan Stanley DW Inc., a financial services firm, where his responsibilities included serving as a Repo trader, manager of the Repo trading desk, and Chief Operating Officer for fixed income. Mr. Bernstein also served as Managing Director of Morgan Stanley DW Inc. from March 2004 through April 2007. Mr. Bernstein earned his Bachelor of Arts in May 1980 from the University of Buckingham and his Master of Business Administration in May 1988 from New York University’s Leonard N. Stern School of Business.

Harry Handler, age 52, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Handler has been registered as an associated person and listed as a principal of the General Partner, and is an associate member of the NFA. Mr. Handler was listed as a principal of Demeter from May 2005, and was registered as an associated person of Demeter from April 2006, until Demeter’s combination with the General Partner in December 2010. Mr. Handler was registered as an associated person of Morgan Stanley DW Inc., a financial services firm, from February 1984 until on or about April 2007, when, because of the merger of Morgan Stanley DW Inc. into MS & Co., he became registered as an associated person of MS & Co. due to the transfer of his original registration as an associated person of Morgan Stanley DW Inc. Mr. Handler withdrew as an associated person of MS & Co. in June 2009. Mr. Handler has been registered as an associated person of Morgan Stanley Smith Barney since June 2009. Mr. Handler serves as an Executive Director at Morgan Stanley Smith Barney in the Global Wealth Management Group. Mr. Handler works in the Capital Markets Division and is responsible for Electronic Equity and Securities Lending. Additionally, Mr. Handler serves as Chairman of the Global Wealth Management Group’s Best Execution Committee. In his prior position, Mr. Handler was a Systems Director in Information Technology, in charge of Equity and Fixed Income Trading Systems along with the Special Products, such as Unit Trusts, Managed Futures, and Annuities. Prior to his transfer to the Information Technology Area, Mr. Handler managed the Foreign Currency and Precious Metals Trading Desk of Dean Witter, a financial services firm and predecessor company to Morgan Stanley, from July 1982 until January 1984. He also held various positions in the Futures Division where he helped to build the Precious Metals Trading Operation at Dean Witter. Before joining Dean Witter, Mr. Handler worked at Mocatta Metals, a precious metals trading firm and futures broker that was sold to Standard Charted Bank in the 1980’s, as an Assistant to the Chairman from March 1980 until June 1982. His roles at Mocatta Metals included positions on the Futures Order Entry Desk and the Commodities Exchange Trading Floor. Additional work included building a computerized Futures Trading System and writing a history of the company. Mr. Handler graduated on the Dean’s List from the University of Wisconsin-Madison with a Bachelor of Arts degree in History and Political Science.

Patrick T. Egan, age 42, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of the NFA. Since June 2011, Mr. Egan has been employed by Morgan Stanley Smith Barney, a financial services firm, where his responsibilities include serving as Executive Director and as Chief Risk Officer for Morgan Stanley Smith Barney Managed Futures. From June 2009 through June 2011, Mr. Egan was employed by Morgan Stanley Smith Barney, where his responsibilities included serving as Co-Chief Investment Officer for Morgan Stanley Smith Barney Managed Futures. Since November 2010, Mr. Egan has been registered as an associated person of Morgan Stanley Smith Barney. From April 2007 through June 2009, Mr. Egan was employed by MS & Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through November 2010, Mr. Egan was registered as an associated person of MS & Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

Alper Daglioglu, age 34, has been a Director and listed as a principal of the General Partner since December 2010. Since December 2010, Mr. Daglioglu has been employed by Morgan Stanley Smith Barney, a financial services firm, where his responsibilities include serving as Executive Director and Chief Investment Officer for Morgan Stanley Smith Barney Managed Futures and serving on the Alternative Investments Product Review Committee of Morgan Stanley Smith Barney’s Alternative Investments Group. From June 2009 through December 2010, Mr. Daglioglu was employed by Morgan Stanley Smith Barney, a financial services firm, where his responsibilities included serving as a Senior Analyst in the Product Origination Group. From December 2003 through June 2009, Mr. Daglioglu was employed by Morgan Stanley, a financial services firm, where his responsibilities included serving as a Senior Analyst in the Product Origination Group, and serving as the lead investment analyst for Global Macro and Managed Futures strategies within Morgan Stanley Graystone Research Group from February 2007 through June 2009. Mr. Daglioglu earned his Bachelor of Science degree in Industrial Engineering in June 2000 from Galatasaray University and his Master of Business Administration degree in Finance in May 2003 from the University of Massachusetts-Amherst’s Isenberg School of Management. Mr. Daglioglu was awarded a full merit scholarship and research assistantship at the Center for International Securities and Derivatives Markets during his graduate studies. In this capacity, he worked with various major financial institutions in performance monitoring, asset allocation and statistical analysis projects and specialized on alternative approaches to risk assessment for hedge funds and managed futures. Mr. Daglioglu wrote and published numerous research papers on alternative investments. Mr. Daglioglu is a Chartered Alternative Investment Analyst charterholder.

The Partnership has not adopted a code of ethics that applies to officers because it has no officers. In addition, the Partnership has not adopted any procedures by which investors may recommend nominees to the Partnership’s board of directors, and has not established an audit committee because it has no board of directors.

Item 11. Executive Compensation.

The Partnership has no directors or officers. Its affairs are managed by its General Partner. CGM, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage fees for such services, as described under “Item 1. Business.” Brokerage fees and clearing fees of $8,438,594 were earned by CGM for the year ended December 31, 2011. Management fees and incentive fees of $3,354,074 and $2,436,418, respectively, were earned by the Advisors for the year ended December 31, 2011. Administrative fees of $1,017,224 were earned by the General Partner for the year ended December 31, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners. As of February 29, 2012, the Partnership knows of no person who beneficially owns more than 5% of the Redeemable Units outstanding.

(b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner.

The following table indicates securities owned by management as of December 31, 2011:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
General Partner unit equivalents	General Partner	1,438.9316	1.0%

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

Item 14. Principal Accountant Fees and Services.

(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Deloitte & Touche LLP (“Deloitte”) for the years ended December 31, 2011 and 2010 for the audits of the Partnership’s annual financial statements, reviews of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2011	$168,100
2010	$156,200

(2) Audit-Related Fees. None

(3) Tax Fees. In the last two fiscal years, Deloitte did not provide any professional service for tax compliance, tax advice or tax planning. The aggregate fees billed for each of the last two fiscal years for professional services rendered by PricewaterhouseCoopers LLP for tax compliance and tax advice given in the preparation of the Partnership’s Schedules K-1, the preparation of the Partnership’s Form 1065 and preparation of all State Tax Returns were:

2011	$30,850
2010	$26,250

(4) All Other Fees. None.

(5) Not Applicable.

(6) Not Applicable.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1)	Financial Statements:

Statements of Financial Condition at December 31, 2011 and 2010.

Condensed Schedules of Investments at December 31, 2011 and 2010

Statements of Income and Expenses for the years ended December 31, 2011, 2010 and 2009.

Statements of Changes in Partners’ Capital for the years ended December 31, 2011, 2010 and 2009.

Notes to Financial Statements.

(2)	Exhibits:

3.1(a)	Certificate of Limited Partnership dated June 30, 2003 (filed as Exhibit 3.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(b)	Certificate of Amendment of the Certificate of Limited Partnership dated September 21, 2005 (filed as Exhibit 3.1(a) to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(c)	Certificate of Amendment of the Certificate of Limited Partnership dated September 19, 2008 (filed as Exhibit 3.1(c) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(d)	Certificate of Amendment of the Certificate of Limited Partnership dated September 28, 2009 (filed as Exhibit 99.1 to the Current Report of Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(e)	Certificate of Amendment of the Certificate of Limited Partnership dated June 30, 2010 (filed as Exhibit 3.1(e) to the Current Report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

(f)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as Exhibit 3.1 to the Form 8-K filed on September 7, 2011 and incorporated herein by reference).

3.2	Second Amended and Restated Limited Partnership Agreement (filed as Exhibit 3.2 to the Current Report on Form 8-K filed on November 1, 2010 and incorporated herein by reference).

10.1(a)	Management Agreement among the Partnership, the General Partner and Altis (filed as Exhibit 10.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(b)	Letter from the General Partner to Altis extending the Management Agreement from June 30, 2011 to June 30, 2012 (filed herein).

10.2(a)	Management Agreement among the Partnership, the General Partner and Waypoint Capital Management LLC (filed as Exhibit 10.4 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(b)	Letter from the General Partner to Waypoint Capital Management LLC extending the Management Agreement from June 30, 2011 to June 30, 2012 (filed herein).

10.3	Customer Agreement between the Partnership, the General Partner and CGM (filed as Exhibit 10.9 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

10.4	Amended and Restated Agency Agreement between the Partnership, the General Partner, CGM and MSSB (filed as Exhibit 10.8 to the Current Report on Form 8-K filed on August 4, 2010 and incorporated herein by reference).

10.5	Form of Subscription Agreement (filed as Exhibit 10.11 to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.6	Joinder Agreement among the Partnership, the General Partner, CGM and MSSB (filed as Exhibit 10 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 filed on August 14, 2009 and incorporated herein by reference).

10.7(a)	Management Agreement among the Partnership, the General Partner and PGR Capital LLP (filed as Exhibit 10.12 to the Current Report on Form 8-K filed on November 4, 2010 and incorporated herein by reference).

(b)	Letter from the General Partner to PGR Capital LLP extending the Management Agreement from June 30, 2011 to June 30, 2012 (filed herein).

10.8(a)	Management Agreement among the Partnership, the General Partner and Blackwater Capital Management LLC (filed as Exhibit 10.13 to the Current Report on Form 8-K filed on November 4, 2010 and incorporated herein by reference).

(b)	Letter from the General Partner to Blackwater Capital Management LLC extending the Management Agreement from June 30, 2011 to June 30, 2012 (filed herein).

10.9(a)	Management Agreement among the Partnership, the General Partner and J E Moody & Company LLC (filed as Exhibit 10.14 on Form 8-K filed on January 3, 2011 and incorporated herein by reference)

(b)	Letter from the General Partner to J E Moody & Company LLC extending the Management Agreement from June 30, 2011 to June 30, 2012 (filed herein).

10.10(a)	Management Agreement among the Partnership, the General Partner and Cirrus Capital Management LLC (filed as Exhibit 10.1 on Form 8-K filed on January 3, 2011 and incorporated herein by reference).

(b)	Letter from the General Partner to Cirrus Capital Management LLC extending the Management Agreement from June 30, 2011 to June 30, 2012 (filed herein).

10.11(a)	Management Agreement among the Partnership, the General Partner and Flintlock Capital Asset Management, LLC (filed as Exhibit 10.16 on Form 8-K filed on December 1, 2010 and incorporated herein by reference).

(b)	Letter from the General Partner to Flintlock Capital Asset Management LLC extending the Management Agreement from June 30, 2011 to June 30, 2012 (filed herein).

10.12	Management Agreement among the Partnership, the General Partner and Willowbridge Associates Inc. (filed as Exhibit 10.17 to the Current Report on Form 8-K filed on June 2, 2011 and incorporated herein by reference).

99.1 — Financial Statements of CMF Altis Partners Master Fund L.P.

99.2 — Financial Statements of Waypoint Master Fund L.P.

99.3 — Financial Statements of Blackwater Master Fund L.P.

99.4 — Financial Statements of PGR Master Fund L.P.

99.5 — Financial Statements of JEM Master Fund L.P.

99.6 — Financial Statements of CMF Cirrus Master Fund L.P.

99.7 — Financial Statements of FL Master Fund L.P.

The exhibits required to be filed by Item 601 of regulation S-K are incorporated herein by reference

(a)	31.1 — Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director)

31.2 — Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer)

32.1 — Section 1350 Certification (Certification of President and Director)

32.2 — Section 1350 Certification (Certification of Chief Financial Officer)

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
Date: March 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Walter Davis	/s/ Colbert Narcisse	/s/ Patrick T. Egan
Walter Davis	Colbert Narcisse	Patrick T. Egan
President and Director	Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 30, 2012	Date: March 30, 2012	Date: March 30, 2012

/s/ Brian Centner	/s/ Douglas J. Ketterer	/s/ Alper Daglioglu
Brian Centner	Douglas J. Ketterer	Alper Daglioglu
Chief Financial Officer (Principal Accounting Officer)	Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 30, 2012	Date: March 30, 2012	Date: March 30, 2012

/s/ Ian Bernstein	/s/ Harry Handler
Ian Bernstein	Harry Handler
Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 30, 2012	Date: March 30, 2012

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

Annual Report to Limited Partners

No proxy material has been sent to Limited Partners.