Form 10-Q
period 2012-03-31
EMERGING CTA PORTFOLIO LP
filed 2012-05-15
CIK 1269190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes X  No -

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes X  No -

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer -	Accelerated filer -	Non-accelerated filer X	Smaller reporting company -

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes -  No X

As of April 30, 2012, 150,502.6584 Limited Partnership Class A Redeemable Units were outstanding.

EMERGING CTA PORTFOLIO L.P.

FORM 10-Q

INDEX

		Page Number
PART I-Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at March 31, 2012 (unaudited) and December 31, 2011	3

	Condensed Schedules of Investments at March 31, 2012 (unaudited) and December 31, 2011	4–5

	Statements of Income and Expenses and Changes in Partners’ Capital for the three months ended March 31, 2012 and 2011 (unaudited)	6

	Notes to Financial Statements (unaudited)	7–20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21–22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23–29

Item 4.	Controls and Procedures	30

PART II-Other Information		31–34

Exhibits
Exhibit 31.1 Certification
Exhibit 31.2 Certification
Exhibit 32.1 Certification
Exhibit 32.2 Certification
101.INS XBRL Instance Document.
101.SCH XBRL Taxonomy Extension Schema Document.
101.CAL XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB XBRL Taxonomy Extension Label Linkbase Document.
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document.

PART I

Item 1. Financial Statements

Emerging CTA Portfolio L.P.

Statements of Financial Condition

	(Unaudited) March 31, 2012	December 31, 2011
Assets:
Investment in Funds, at fair value	$168,808,525	$159,310,000
Equity in trading account:
Cash	44,371,795	48,192,792
Cash margin	2,268,580	364,015
Net unrealized appreciation on open futures contracts	103,458	0
Net unrealized appreciation on open forward contracts	0	26,212

Total trading equity	215,552,358	207,893,019
Interest receivable	2,211	0

Total assets	$215,554,569	$207,893,019

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$0	$1,817
Net unrealized depreciation on open forward contracts	127,305	0
Accrued expenses:
Brokerage fees	628,329	606,200
Management fees	259,866	259,281
Administrative fees	89,436	86,298
Incentive fees	50,061	163,245
Other	152,552	119,104
Redemptions payable	2,877,902	1,705,003

Total liabilities	4,185,451	2,940,948

Partners’ Capital:
General Partner, Class A, 1,508.6394 and 1,438.9316 unit equivalents outstanding at March 31, 2012 and December 31, 2011	2,119,985	2,086,221
Limited Partners, Class A, 148,906.9205 and 139,922.8594 Redeemable Units outstanding at March 31, 2012 and December 31, 2011, respectively	209,249,133	202,865,850

Total partners’ capital	211,369,118	204,952,071

Total liabilities and partners’ capital	$215,554,569	$207,893,019

Net asset value per unit, Class A	$1,405.23	$1,449.84

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.

Condensed Schedule of Investments

March 31, 2012

(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	5	$(5,100)	(0.00)%*
Energy	30	(28,460)	(0.01)
Grains	60	78,208	0.03
Indices	5	(375)	(0.00)*
Interest Rates Non-U.S.	560	(89,224)	(0.04)
Metals	35	16,270	0.01
Softs	10	1,456	0.00 *

Total futures contracts purchased		(27,225)	(0.01)

Futures Contracts Sold
Currencies	30	29,787	0.01
Interest Rates U.S.	90	17,031	0.01
Interest Rates Non-U.S.	655	83,865	0.04

Total futures contracts sold		130,683	0.06

Unrealized Depreciation on Forward Contracts
Currencies	$29,365,866	(127,305)	(0.06)

Total unrealized depreciation on forward contracts		(127,305)	(0.06)

Investment in Funds
CMF Altis Partners Master Fund L.P.		4,281,587	2.03
Waypoint Master Fund L.P.		20,848,772	9.86
Blackwater Master Fund L.P.		36,299,541	17.17
PGR Master Fund L.P.		34,609,788	16.37
JEM Master Fund L.P.		33,497,777	15.85
CMF Cirrus Master Fund L.P.		19,943,894	9.44
FL Master Fund L.P.		19,327,166	9.14

Total investment in Funds		168,808,525	79.86

Net fair value		$168,784,678	79.85%

*Due to rounding.

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

Emerging CTA Portfolio L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Investment Income:
Interest income	$4,595	$14,284
Interest income from investment in Funds	17,371	32,198

Total investment income	21,966	46,482

Expenses:
Brokerage fees including clearing fees	2,186,429	2,042,893
Management fees	784,315	853,416
Administrative fees	268,176	240,335
Incentive fees	50,061	119,461
Other	149,014	137,521

Total expenses	3,437,995	3,393,626

Net investment income (loss)	(3,416,029)	(3,347,144)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in Funds:
Net realized gains (losses) on closed contracts	(615,493)	(615,614)
Net realized gains (losses) investment in Funds	(5,158,873)	1,905,764
Change in net unrealized gains (losses) on open contracts	(48,242)	63,465
Change in net unrealized gains (losses) on investment in Funds	2,496,905	(3,312,682)

Total trading results	(3,325,703)	(1,959,067)

Net income (loss)	(6,741,732)	(5,306,211)
Subscriptions — Limited Partners	20,672,951	20,606,111
Subscriptions — General Partner	100,000	0
Redemptions — Limited Partners	(7,614,172)	(5,448,429)

Net increase (decrease) in Partners’ Capital	6,417,047	9,851,471
Partners’ Capital, beginning of period	204,952,071	183,525,601

Partners’ Capital, end of period	$211,369,118	$193,377,072

Net asset value per unit (150,415.5599 and 134,361.6924 units outstanding at March 31, 2012 and 2011, respectively)	$1,405.23	$1,439.23

Net income (loss) per unit*	$(44.61)	$(40.37)

Weighted average units outstanding	150,170.1005	132,363.8128

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

1. General:

Emerging CTA Portfolio L.P. (the “Partnership”) is a limited partnership that was organized on July 7, 2003 under the partnership laws of the State of New York. The objective of the Partnership is to achieve capital appreciation through the allocation of assets to early-stage commodity trading advisors which engage, directly and indirectly, in speculative trading of a diversified portfolio of commodity interests, including futures contracts, forward contracts and options. The Partnership may also enter into swap and other derivative transactions with the approval of the General Partner (defined below). The sectors traded include currencies, livestock, energy, grains, metals, indices, softs and U.S. and non-U.S. interest rates. The Partnership directly and through its investment in the Funds, (as defined in Note 5, “Investment in Funds”) may trade futures, forward and option contracts of any kind. The commodity interests that are traded by the Partnership and the Funds are volatile and involve a high degree of market risk.

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

As of September 1, 2011, the Partnership began offering three classes of limited partnership interests: Class A units, Class D units and Class Z units; each will be referred to as a “Class” and collectively referred to as the “Classes”. All Redeemable Units issued prior to September 1, 2011 were deemed “Class A Units.” The rights, liabilities, risks, and fees associated with investment in the Class A Units were not changed. Class A Units and Class D Units are available to taxable U.S. individuals and institutions, as well as U.S. tax exempt individuals and institutions. Class Z Units will be offered to certain employees of Morgan Stanley Smith Barney and its affiliates (and their family members). The Class of units that a Limited Partner receives upon subscription will generally depend upon the amount invested in the Partnership or the status of the investor, although the General Partner may determine to offer units to investors at its discretion. As of March 31, 2012, there were no Redeemable Units outstanding in Class D or Class Z.

As of March 31, 2012, all trading decisions are made for the Partnership by its eight trading advisors (the “Advisors”) either directly, through individually managed accounts, or indirectly, through investments in other collective investment vehicles. Blackwater Capital Management, LLC (“Blackwater”), J E Moody & Company LLC (“J E Moody”), PGR Capital LLP (“PGR Capital”), Waypoint Capital Management LLC (“Waypoint”) and Willowbridge Associates Inc. (“Willowbridge”) have been selected by the General Partner as the major commodity trading advisors. In addition, the General Partner has allocated the Partnership’s assets to additional non-major trading advisors. The General Partner may allocate less than 10% of the Partnership’s assets to a new trading advisor or another trading program of a current Advisor. The Advisors are not affiliated with one another, are not affiliated with the General Partner or CGM and are not responsible for the organization or operation of the Partnership.

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at March 31, 2012 and December 31, 2011, and the results of its operations and changes in partners’ capital for the three months ended March 31, 2012 and 2011. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2011.

The General Partner and each limited partner of the Partnership (each a “Limited Partner”) share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no Limited Partner is liable for obligations of the Partnership in excess of its capital contribution and profits or losses, if any, net of distributions.

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

Emerging CTA Portfolio L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

2. Financial Highlights:

Changes in the net asset value per unit for Class A for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,
	2012	2011
Net realized and unrealized gains (losses) *	$(36.41)	$(30.46)
Interest income	0.14	0.35
Expenses **	(8.34)	(10.26)

Increase (decrease) for the period	(44.61)	(40.37)
Net asset value per unit, beginning of period	1,449.84	1,479.60

Net asset value per unit, end of period	$1,405.23	$1,439.23

*	Includes brokerage fees and clearing fees.
**	Excludes brokerage fees and clearing fees.

	Three Months Ended March 31,
	2012	2011***
Ratios to average net assets:****
Net investment income (loss)	(6.4)%	(7.1)%
Incentive fees	—%	0.1%

Net investment income (loss) before incentive fees*****	(6.4)%	(7.0)%

Operating expense	6.5%	7.1%
Incentive fees	—%	0.1%

Total expenses	6.5%	7.2%

Total return:
Total return before incentive fees	(3.1)%	(2.7)%
Incentive fees	—%	—%

Total return after incentive fees	(3.1)%	(2.7)%

***	The ratios are shown net and gross of incentive fees to conform to current year presentation.
****	Annualized (other than incentive fees).
***** Interest	income less total expenses.

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

The customer agreements between the Partnership and CGM and the Funds and CGM give the Partnership and the Funds, the legal right to net unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition. The Partnership and the Funds net, for financial reporting purposes, the unrealized gains and losses on open futures and on open forward contracts on the Statements of Financial Condition as the criteria under Accounting Standards Codification (“ASC”) 210-20, “Balance Sheet”, have been met.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

All of the commodity interests owned by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended March 31, 2012 and 2011 were 1,354 and 4,476, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the three months ended March 31, 2012 and 2011 were 11 and 553, respectively. The monthly average number of option contracts held directly by the Partnership during the three months ended March 31, 2012 and 2011 were 21 and 244, respectively. The monthly average notional value of currency forward contracts held directly by the Partnership during the three months ended March 31, 2012 and 2011 were $29,123,661 and $317,620,979, respectively.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions.

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of March 31, 2012 and December 31, 2011.

March 31, 2012
Assets
Futures Contracts
Currencies	$29,787
Grains	80,270
Interest Rates Non-U.S.	85,229
Interest Rates U.S.	24,688
Metals	19,270
Softs	2,072

Total unrealized appreciation on open futures contracts	$241,316

Liabilities
Futures Contracts
Currencies	$(5,100)
Energy	(28,460)
Grains	(2,063)
Indices	(375)
Interest Rates Non-U.S.	(90,588)
Interest Rates U.S.	(7,656)
Metals	(3,000)
Softs	(616)

Total unrealized depreciation on open futures contracts	$(137,858)

Net unrealized appreciation on open futures contracts	$103,458 *

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

March 31, 2012
Liabilities
Forward Contracts
Currencies	$(127,305)

Total unrealized depreciation on open forward contracts	$(127,305)

Net unrealized depreciation on open forward contracts	$(127,305)**

**	This amount is in “Net unrealized depreciation on open forward contracts” on the Statements of Financial Condition.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

December 31, 2011
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

December 31, 2011
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

Emerging CTA Portfolio L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

The following tables indicate the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
Sector	2012		2011
Currencies	$708,765		$(500,408)
Energy	(43,456)		376,329
Grains	32,663		491,121
Indices	15,988		(1,044,871)
Interest Rates U.S.	(324,687)		(47,415)
Interest Rates Non-U.S.	(645,414)		(458,286)
Livestock	—		(305,846)
Metals	(377,202)		387,102
Softs	(30,392)		550,125

Total	$(663,735	)***	$(552,149	)***

***	This amount is in “Total trading results” on the Statement of Income and Expenses and Changes in Partners’ Capital.

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

Effective January 1, 2012, the Partnership adopted Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and International Financial Reporting Standards” (“IFRS”). The amendments within this ASU change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between GAAP and IFRS. However, some of the amendments clarify FASB’s intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This new guidance did not have a significant impact on the Partnership’s financial statements.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended March 31, 2012 and December 31, 2011, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). During the period January 1, 2012 to March 31, 2012, there were no Level 3 assets and liabilities, and there were no transfers of assets or liabilities between Level 1 and Level 2.

	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Funds	$168,808,525	$—	$168,808,525	$—
Futures	241,316	241,316	—	—

Total assets	$169,049,841	$241,316	$168,808,525	$—

Liabilities
Futures	$137,858	$137,858	$—	$—
Forwards	127,305	—	127,305

Total liabilities	265,163	137,858	127,305	—

Net fair value	$168,784,678	$103,458	$168,681,220	$—

	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Funds	$159,310,000	$—	$159,310,000	$—
Futures	16,541	16,541	—	—
Forwards	149,446	149,404	42	—

Total assets	$159,475,987	$165,945	$159,310,042	$—

Liabilities
Futures	$18,358	$18,358	$—	$—
Forwards	123,234	122,473	761	—

Total liabilities	141,592	140,831	761	—

Net fair value	$159,334,395	$25,114	$159,309,281	$—

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

March 31, 2012

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

On November 1, 2010, the assets allocated to PGR Capital LLP (“PGR”) for trading were invested in PGR Master Fund L.P. (“PGR Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased 14,913.0290 units of PGR Master with cash equal to $14,913,029. PGR Master was formed to permit accounts managed now or in the future by PGR using the Mayfair Program at 150% Leverage, a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner for PGR Master. Individual and pooled accounts currently managed by PGR, including the Partnership, are permitted to be limited partners of PGR Master. The General Partner and PGR believe that trading through this structure should promote efficiency and economy in the trading process.

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

March 31, 2012

(Unaudited)

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

The General Partner is not aware of any material changes to any of the trading programs discussed above during the fiscal quarter ended March 31, 2012.

Altis Master’s, Waypoint Master’s, Blackwater Master’s, PGR Master’s, JEM Master’s, Cirrus Master’s and FL Master’s (collectively, the “Funds”) trading of futures, forwards, swaps and options contracts, as applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. The Funds engage in such trading through commodity brokerage accounts maintained with CGM.

A limited partner of the Funds may withdraw all or part of their capital contribution and undistributed profits, if any, from the Funds as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the General Partner at least three days in advance of the Redemption Date. Such withdrawals are classified as a liability when the limited partner elects to redeem and informs the Funds.

Management, administrative and incentive fees are charged at the Partnership level. All exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively the “clearing fees”) are borne by the Partnership directly or through its investment in the Funds. All other fees, including CGM’s direct brokerage fees, are charged at the Partnership level.

At March 31, 2012, the Partnership owned approximately 3.0% of Altis Master, 56.6% of Waypoint Master, 69.4% of PGR Master, 43.9% of Blackwater Master, 70.6% of JEM Master, 87.5% of Cirrus Master and 63.2% of FL Master. At December 31, 2011, the Partnership owned approximately 3.0% of Altis Master, 55.8% of Waypoint Master, 63.9% of PGR Master, 39.5% of Blackwater Master, 69.9% of JEM Master, 87.5% of Cirrus Master and 85.7% of FL Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same and the redemption rights are not affected.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

Summarized information reflecting the total assets, liabilities and capital of the Funds is shown in the following tables.

	March 31, 2012
	Total Assets	Total Liabilities	Total Capital
Altis Master	$141,013,201	$271,270	$140,741,931
Waypoint Master	37,664,716	863,123	36,801,593
Blackwater Master	83,982,901	1,285,397	82,697,504
PGR Master	51,066,944	1,221,065	49,845,879
JEM Master	47,509,677	64,041	47,445,636
Cirrus Master	23,122,872	335,343	22,787,529
FL Master	32,006,201	1,415,456	30,590,745

Total	$416,366,512	$5,455,695	$410,910,817

	December 31, 2011
	Total Assets	Total Liabilities	Total Capital
Altis Master	$145,096,295	$161,169	$144,935,126
Waypoint Master	39,260,567	68,237	39,192,330
Blackwater Master	83,066,066	176,287	82,889,779
PGR Master	45,105,430	68,484	45,036,946
JEM Master	45,732,649	67,973	45,664,676
Cirrus Master	23,186,209	55,047	23,131,162
FL Master	28,928,129	6,267,539	22,660,590

Total	$410,375,345	$6,864,736	$403,510,609

Summarized information reflecting the net investment income (loss) from trading, total trading results and net income (loss) of the Funds is shown in the following tables.

	For the three months ended March 31, 2012
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Altis Master	$(79,621)	$(1,671,720)	$(1,751,341)
Waypoint Master	(45,014)	(163,723)	(208,737)
Blackwater Master	(26,911)	(4,324,898)	(4,351,809)
PGR Master	(26,356)	(2,266,066)	(2,292,422)
JEM Master	(237,599)	1,325,575	1,087,976
Cirrus Master	(27,287)	71,386	44,099
FL Master	(58,252)	(181,171)	(239,423)

Total	$(501,040)	$(7,210,617)	$(7,711,657)

	For the three months ended March 31, 2011
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Altis Master	$(53,257)	$(8,102,603)	$(8,155,860)
Sasco Master	(369,953)	(2,250,744)	(2,620,697)
Waypoint Master	(64,415)	(1,606,979)	(1,671,394)
Blackwater Master	(27,505)	1,020,708	993,203
PGR Master	(27,411)	591,465	564,054
JEM Master	(105,156)	(187,170)	(292,326)
Cirrus Master	(19,809)	661,782	641,973

Total	$(667,506)	$(9,873,541)	$(10,541,047)

Emerging CTA Portfolio L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

Summarized information reflecting the Partnership’s investments in, and the operations of, the Funds is shown in the following tables.

	March 31, 2012		For the three months ended March 31, 2012
	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
Funds				Brokerage Fees	Other
Altis Master	2.03%	$4,281,587	$(50,391)	$1,968	$818	$(53,177)	Commodity Portfolio	Monthly
Waypoint Master	9.86%	20,848,772	(108,197)	17,864	9,403	(135,464)	Commodity Portfolio	Monthly
Blackwater Master	17.17%	36,299,541	(1,848,033)	22,088	8,802	(1,878,923)	Commodity Portfolio	Monthly
PGR Master	16.37%	34,609,788	(1,541,634)	15,286	10,722	(1,567,642)	Commodity Portfolio	Monthly
JEM Master	15.85%	33,497,777	953,071	159,648	12,906	780,517	Commodity Portfolio	Monthly
Cirrus Master	9.44%	19,943,894	64,332	13,374	12,472	38,486	Energy Markets	Monthly
FL Master	9.14%	19,327,166	(113,745)	37,522	15,617	(166,884)	Commodity Portfolio	Monthly

Total		$168,808,525	$(2,644,597)	$267,750	$70,740	$(2,983,087)

	December 31, 2011		For the three months ended March 31, 2011
	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
Funds				Brokerage Fees	Other
Altis Master	2.15%	$4,403,517	$(1,878,531)	$11,568	$4,027	$(1,894,126)	Commodity Portfolio	Monthly
Sasco Master	—	—	(308,193)	60,195	8,736	(377,124)	Energy Markets	Monthly
Waypoint Master	10.67%	21,857,243	(807,200)	25,907	11,060	(844,167)	Commodity Portfolio	Monthly
Blackwater Master	15.96%	32,714,125	784,016	13,121	13,282	757,613	Commodity Portfolio	Monthly
PGR Master	14.03%	28,765,002	451,151	5,842	17,762	427,547	Commodity Portfolio	Monthly
JEM Master	15.57%	31,902,038	(182,227)	101,099	9,000	(292,326)	Commodity Portfolio	Monthly
Cirrus Master	9.88%	20,248,797	566,264	14,597	7,626	544,041	Energy Markets	Monthly
FL Master	9.47%	19,419,278	—	—	—	—	Commodity Portfolio	Monthly

Total		$159,310,000	$(1,374,720)	$232,329	$71,493	$(1,678,542)

Emerging CTA Portfolio L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

6. Financial Instrument Risks:

In the normal course of business, the Partnership and the Funds are parties to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include forwards, swaps and certain option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 3.3% to 13.5% of the Partnership’s contracts are traded OTC.

The risk to the Limited Partners that have purchased Redeemable Units is limited to the amount of their share of the Partnership’s net assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under New York law.

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

The majority of these financial instruments mature within one year of the inception date. However, due to the nature of the Partnership’s/Funds’ business, these instruments may not be held to maturity.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

7. Critical Accounting Policies

Use of Estimates. The preparation of financial statements and accompanying notes in conformity with GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

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

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available, are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended March 31, 2012 and December 31, 2011, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

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

March 31, 2012

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

Options. The Partnership/Funds may purchase and write (sell) both exchange — listed and OTC options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Partnership/Funds write an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked-to-market daily. When the Partnership/Funds purchase an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked-to-market daily. Net realized gains (losses) and changes in net unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.

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

Emerging CTA Portfolio L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

Recent Accounting Pronouncements. In October 2011, FASB issued a proposed ASU intended to improve and converge financial reporting by setting forth consistent criteria for determining whether an entity is an investment company. Under longstanding GAAP, investment companies carry all of their investments at fair value, even if they hold a controlling interest in another company. The primary changes being proposed by FASB relate to which entities would be considered investment companies as well as certain disclosure and presentation requirements. In addition to the changes to the criteria for determining whether an entity is an investment company, FASB also proposes that an investment company consolidate another investment company if it holds a controlling financial interest in the entity. The Partnership will evaluate the impact that this proposed update would have on the financial statements once the pronouncement is issued.

In December 2011, FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities,” which creates a new disclosure requirement about the nature of an entity’s rights of setoff and the related arrangements associated with its financial instruments and derivative instruments. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of this disclosure is to facilitate comparisons between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of IFRS. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Partnership should also provide the disclosures retrospectively for all comparative periods presented. The Partnership is currently evaluating the impact that the pronouncement would have on the financial statements.

Net Income (Loss) per unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights.”

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its assets are its (i) investments in the Funds, (ii) equity in its trading account, consisting of cash and cash equivalents and net unrealized appreciation on open futures contracts. and (iii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments and investment in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2012.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by net realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2012, Partnership capital increased 3.1% from $204,952,071 to $211,369,118. This increase was attributable to the subscriptions of 14,328.4315 Class A Redeemable Units totaling $20,672,951 and 69.7078 Class A General Partner unit equivalents totaling $100,000, which was partially offset by a net loss from operations of $6,741,732 coupled with the redemption of 5,344.3704 Class A Redeemable Units resulting in an outflow of $7,614,172. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. The General Partner believes that the estimates utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s significant accounting policies are described in detail in Note 7 of the Financial Statements.

The Partnership and the Funds record all investments at fair value in their financial statements, with changes in fair value reported as a component of net realized gains (losses) and change in net unrealized gains (losses) in the Statements of Income and Expenses and Changes in Partners’ Capital.

Results of Operations

During the Partnership’s first quarter of 2012, the net asset value per unit decreased 3.1% from $1,449.84 to $1,405.23 as compared to a decrease of 2.7% in the first quarter of 2011. The Partnership experienced a net trading loss before brokerage fees and related fees in the first quarter of 2012 of $3,325,703. Losses were primarily attributable to the Partnership/Funds’ trading of commodity futures in currencies, grains, U.S. and non-U.S. interest rates, metals and softs, and were partially offset by gains in energy, livestock and indices. The Partnership experienced a net trading loss before brokerage fees and related fees in the first quarter of 2011 of $1,959,067. Losses were primarily attributable to the Partnership/Funds’ trading of commodity futures in currencies, U.S. and non-U.S. interest rates, livestock, and indices and were partially offset by gains in energy, grains, metals, and softs.

The most significant losses were recorded within the global interest rate sector in February and March from long positions in U.S., European, Australian, and Canadian fixed-income futures. During February, prices fell amid optimism that Greece would receive a second bailout, thereby diminishing demand for the relative “safety” of government bonds. Meanwhile, prices fell further during March after the U.S. Federal Reserve upwardly revised their U.S. economic outlook. Within the agricultural complex, losses were incurred primarily during January and February from short positions in wheat futures as prices advanced on speculation cold weather in Europe will hurt winter crops that lack protective snow cover. Meanwhile, losses were incurred from short positions in sugar futures throughout the majority of the quarter as prices advanced on concern that supplies will be tighter than forecast because of harvest delays in Brazil, the world’s largest producer of sugar. Within the metals sector, losses were incurred throughout the majority of the quarter from long positions in gold and silver futures as prices declined on speculation that the U.S. Federal Reserve will refrain from offering additional stimulus as the economy recovers, eroding demand for the precious metals. Gold futures prices continued to decline after India, the world’s biggest bullion buyer, increased the tax on imports of precious metals for the second time this year. Within the currency markets, losses were incurred primarily during March from short positions in the Swiss franc, euro, and British pound versus the U.S. dollar as the value of these currencies reversed higher against the U.S. dollar amid optimism regarding the Greek debt bailout. Meanwhile, long positions in the Canadian dollar versus the U.S. dollar resulted in losses as the value of the commodity-linked currency fell after concern over earnings in China reduced demand for higher-yielding currency assets.

A portion of the Partnership’s losses for the quarter was offset by gains experienced within the energy sector from short positions in natural gas futures as prices dropped throughout the majority of the quarter amid ample inventories and mild weather across the U.S. Additional gains were experienced in this market sector during February from long futures positions in RBOB (unleaded) gasoline and Brent crude oil as prices increased on concerns over inventory levels and rising tensions in the Middle East. Within the global stock index sector, gains were achieved primarily during February and March from long positions in U.S. and Pacific Rim equity index futures as prices were buoyed higher by better-than-expected economic reports in these regions. Prices also rose after China cut banks’ reserve requirements to fuel lending and the U.S. Federal Reserve Board raised its assessment of the U.S. economy.

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

Interest income is earned on 100% of the Partnership’s average daily equity maintained in cash in its (or the Partnership’s allocable portion of a Fund’s) account during each month at the 30-day U.S. Treasury bill rate determined weekly by CGM based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. Interest income for the three months ended March 31, 2012 decreased by $24,516, as compared to the corresponding period in 2011. The decrease in interest income is due to lower U.S. Treasury bill rates during the three months ended March 31, 2012 as compared to the corresponding period in 2011. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership and the Funds depends on the average daily equity in the Partnership’s/Funds’ account and upon interest rates over which neither the Partnership/Funds nor CGM has control.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the three months ended March 31, 2012 increased by $143,536, as compared to the corresponding period in 2011. The increase in brokerage fees is due to higher average net assets during the three months ended March 31, 2012, as compared to the corresponding period in 2011.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the three months ended March 31, 2012 decreased by $69,101, as compared to the corresponding period in 2011. The decrease in management fees is due to a change in fee percentage rates as a result of a change in the mix of Advisors allocated assets of the Partnership during the three months ended March 31, 2012, as compared to corresponding period in 2011.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Administrative fees for the three months ended March 31, 2012 increased by $27,841, as compared to the corresponding period in 2011. The increase in administrative fees is due to higher average net assets during the three months ended March 31, 2012, as compared to the corresponding period in 2011.

Incentive fees paid by the Partnership to the Advisors are based on the new trading profits generated by each Advisor at the end of the quarter, as defined in the management agreements among the Partnership, the General Partner and each Advisor. Trading performance for the three months ended March 31, 2012 resulted in incentive fees of $50,061. Trading performance for the three months ended March 31, 2011 resulted in incentive fees of $119,461.

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

As of March 31, 2012 and December 31, 2011 the Partnership’s assets were allocated among these Advisors in the following approximate percentages:

Advisor	March 31, 2012	December 31, 2011
Altis Partners (Jersey) Limited	2%	2%
Waypoint Capital Management LLC	9%	11%
PGR Capital LLP	16%	14%
Blackwater Capital Management LLC	17%	16%
J E Moody & Company LLC	16%	15%
Cirrus Capital Management LLC	9%	10%
Flintlock Capital Asset Management LLC	9%	10%
Willowbridge Associates Inc.	22%	19%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

The limited partners will not be liable for losses exceeding the current net asset value of their investment.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. Some of the Partnership’s Advisors currently trade the Partnership’s assets indirectly in master fund managed accounts over which they have been granted limited authority to make trading decisions. Other Advisors directly trade managed accounts in the Partnership’s name. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly and through its investments in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e., in the managed accounts in the Partnership’s name) and indirectly by each Fund separately. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2012 and December 31, 2011. As of March 31, 2012, the Partnership’s total capitalization was $211,369,118.

March 31, 2012

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$3,342,537	1.58%
Energy	3,461,557	1.64%
Grains	810,352	0.38%
Indices	2,325,994	1.10%
Interest Rates U.S.	1,193,492	0.56%
Interest Rates Non-U.S.	2,189,703	1.04%
Livestock	1,224,727	0.58%
Lumber	225	0.00%*
Metals	1,554,795	0.74%
Softs	939,436	0.44%

Total	$17,042,818	8.06%

*	Due to rounding.

As of December 31, 2011, the Partnership’s total capitalization was $204,952,071.

December 31, 2011

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$2,045,101	1.00%
Energy	1,049,884	0.51%
Grains	554,666	0.27%
Indices	969,832	0.47%
Interest Rates U.S.	456,702	0.22%
Interest Rates Non-U.S.	2,195,954	1.07%
Livestock	17,245	0.01%
Lumber	1,710	0.00%*
Metals	804,434	0.40%
Softs	220,609	0.11%

Total	$8,316,137	4.06%

*	Due to rounding.

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and through its investments in the Funds by market category as of March 31, 2012 and December 31, 2011, the highest, lowest and average values during the three months ended March 31, 2012 and the twelve months ended December 31, 2011. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of March 31, 2012, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

March 31, 2012

			Three months ended March 31, 2012
Market Sector	Value at Risk	% of Total Capital	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$984,138	0.47%	$2,655,434	$32,000	$568,274
Energy	159,500	0.07%	804,337	14,000	184,269
Grains	105,000	0.05%	651,925	7,000	51,000
Indices	17,500	0.01%	2,523,159	16,000	25,833
Interest Rates U.S.	226,500	0.11%	1,130,127	1,800	114,400
Interest Rates Non-U.S.	95,061	0.04%	1,071,886	23,027	481,762
Metals	237,500	0.11%	1,641,692	62,500	264,167
Softs	14,500	0.01%	694,183	1,450	12,567

Total	$1,839,699	0.87%

*	Average of month-end Values at Risk.

As of December 31, 2011, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

December 31, 2011

			Twelve months ended December 31, 2011
Market Sector	Value at Risk	% of Total Capital	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$15,524	0.01%	$3,016,047	$15,524	$1,667,723
Energy	78,000	0.04%	1,025,063	51,958	486,312
Grains	68,250	0.03%	651,925	22,574	230,826
Indices	28,000	0.01%	2,523,159	28,000	896,548
Metals	59,500	0.03%	2,138,330	51,000	623,747
Softs	18,000	0.01%	867,645	6,750	295,195

Total	$267,274	0.13%

*	Annual average of month-end Values at Risk.

As of March 31, 2012, Altis Master’s total capital was $140,741,931. The Partnership owned approximately 3.0% of Altis Master. As of March 31, 2012 , Altis Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Altis for trading) was as follows:

March 31, 2012

			Three months ended March 31, 2012
Market Sector	Value at Risk	% of Total Capital	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,599,792	1.14%	$5,066,857	$646,682	$2,411,132
Energy	1,264,686	0.90%	1,728,561	454,647	1,179,690
Grains	1,968,031	1.40%	2,055,495	294,622	1,441,611
Indices	1,288,829	0.91%	2,105,800	470,802	1,499,500
Interest Rates U.S.	376,246	0.27%	798,750	101,249	539,149
Interest Rates Non -U.S.	3,431,043	2.44%	4,106,498	211,275	2,958,492
Livestock	182,900	0.13%	427,200	21,625	274,317
Lumber	7,500	0.00%**	70,500	800	38,500
Metals	2,112,578	1.50%	2,431,563	729,575	1,442,484
Softs	1,364,865	0.97%	1,612,875	374,414	1,224,081

Total	$13,596,470	9.66%

*	Average of month-end Values at Risk.
**	Due to rounding.

As of December 31, 2011, Altis Master’s total capital was $144,935,126. The Partnership owned approximately 3.0% of Altis Master. As of December 31, 2011, Altis Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Altis for trading) was as follows:

December 31, 2011

			Twelve months ended December 31, 2011
Market Sector	Value at Risk	% of Total Capital	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$4,706,034	3.25%	$4,735,198	$646,682	$2,692,436
Energy	1,077,077	0.74%	2,954,905	374,821	1,387,930
Grains	1,147,409	0.79%	1,342,558	294,622	660,686
Indices	1,694,372	1.17%	4,865,066	470,802	1,611,202
Interest Rates U.S.	659,750	0.46%	1,007,400	101,249	442,163
Interest Rates Non -U.S.	2,332,739	1.61%	2,332,739	211,275	1,252,268
Livestock	242,550	0.17%	244,350	21,625	109,725
Lumber	57,000	0.04%	70,500	800	22,233
Metals	2,499,389	1.72%	3,663,593	644,520	1,887,972
Softs	1,438,518	0.99%	1,748,653	374,414	801,205

Total	$15,854,838	10.94%

*	Annual average of month-end Values at Risk.

As of March 31, 2012, Waypoint Master’s total capitalization was $36,801,593. The Partnership owned approximately 56.6% of Waypoint Master. As of March 31, 2012, Waypoint Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Waypoint for trading) was as follows:

March 31, 2012

			Three months ended March 31, 2012
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,642,979	4.47%	$10,064,603	$1,411,441	$4,591,861
Energy	44,600	0.12%	212,200	13,300	96,800
Grains	413,250	1.12%	413,250	21,000	208,250
Indices	758,486	2.06%	1,861,926	19,012	1,275,551
Interest Rates U.S.	571,725	1.55%	910,900	375	382,515
Interest Rates Non-U.S.	1,691,814	4.60%	1,960,746	207,618	893,184
Softs	111,900	0.30%	287,600	54,000	180,133

Total	$5,234,754	14.22%

*	Average of month-end Values at Risk.

As of December 31, 2011, Waypoint Master’s total capitalization was $39,192,330. The Partnership owned approximately 55.8% of Waypoint Master. As of December 31, 2011, Waypoint Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Waypoint for trading) was as follows:

December 31, 2011

			Twelve months ended December 31, 2011
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,465,318	3.74%	$10,317,436	$325,222	$5,419,330
Energy	47,250	0.12%	195,000	12,250	73,156
Grains	181,500	0.46%	221,500	15,000	94,143
Indices	84,070	0.21%	1,861,926	19,012	596,211
Interest Rates U.S.	339,700	0.87%	591,250	26,000	244,963
Interest Rates Non-U.S.	1,096,807	2.80%	1,537,795	55,028	713,282
Metals	137,000	0.35%	245,750	17,000	151,548
Softs	108,000	0.28%	353,250	14,700	75,763

Total	$3,459,645	8.83%

*	Annual average of month-end Value at Risk.

As of March 31, 2012, PGR Master’s total capitalization was $49,845,879. The Partnership owned approximately 69.4% of PGR Master. As of March 31, 2012, PGR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to PGR for trading) was as follows:

March 31, 2012

			Three months ended March 31, 2012
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$709,442	1.42%	$837,796	$125,948	$740,134
Energy	1,416,976	2.84%	1,416,976	173,242	1,167,653
Grains	112,818	0.23%	262,750	52,500	193,389
Indices	2,245,414	4.50%	2,320,637	372,931	1,952,087
Interest Rates U.S.	668,125	1.34%	741,975	94,750	631,767
Interest Rates Non -U.S.	2,000,580	4.01%	2,155,398	107,676	2,018,396
Livestock	24,000	0.05%	40,800	6,000	34,800
Metals	242,400	0.49%	518,700	134,516	377,367
Softs	383,239	0.77%	396,602	70,400	308,082

Total	$7,802,994	15.65%

*	Average of month-end Values at Risk.

As of December 31, 2011, PGR Master’s total capitalization was $45,036,946. The Partnership owned approximately 63.9% of PGR Master. As of December 31, 2011, PGR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to PGR for trading) was as follows:

December 31, 2011

			Twelve months ended December 31, 2011
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$694,855	1.54%	$694,855	$100,205	$258,300
Energy	348,040	0.77%	541,391	154,095	291,918
Grains	244,450	0.54%	252,500	37,750	98,122
Indices	1,529,751	3.40%	1,529,751	236,424	793,620
Interest Rates U.S.	375,000	0.83%	398,000	94,750	259,088
Interest Rates Non-U.S.	1,821,829	4.05%	1,821,829	107,676	771,169
Livestock	22,800	0.05%	25,200	1,200	9,917
Metals	344,450	0.77%	414,700	77,258	193,290
Softs	201,285	0.45%	201,285	61,317	113,562

Total	$5,582,460	12.40%

*	Annual average of month-end Value at Risk.

As of March 31, 2012, Blackwater Master’s total capitalization was $82,697,504. The Partnership owned approximately 43.9% of Blackwater Master. As of March 31, 2012, Blackwater Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Blackwater for trading) was as follows:

March 31, 2012

			Three months ended March 31, 2012
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,766,118	2.14%	$2,806,298	$511,332	$1,981,782
Energy	1,885,950	2.28%	2,331,250	16,250	1,725,083
Grains	440,567	0.53%	1,111,250	30,000	554,195
Indices	4,037,833	4.88%	4,874,671	254,386	3,611,884
Interest Rates U.S.	551,400	0.67%	1,097,951	52,250	412,567
Interest Rates Non -U.S.	2,027,731	2.45%	2,960,110	274,865	2,282,452
Metals	1,082,410	1.31%	1,768,574	86,599	1,216,620

Total	$11,792,009	14.26%

*	Average of month-end Values at Risk.

As of December 31, 2011, Blackwater Master’s total capitalization was $82,889,779. The Partnership owned approximately 39.5% of Blackwater Master. As of December 31, 2011, Blackwater Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Blackwater for trading) was as follows:

December 31, 2011

			Twelve months ended December 31, 2011
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$2,411,930	2.91%	$2,568,118	$336,921	$1,115,740
Energy	402,750	0.49%	1,023,868	16,250	232,145
Grains	764,500	0.92%	870,250	30,000	240,345
Indices	300,251	0.36%	1,607,842	247,572	684,419
Interest Rates Non-U.S.	1,542,704	1.86%	1,552,868	102,339	581,511
Metals	1,292,162	1.56%	1,292,162	86,599	500,735

Total	$6,714,297	8.10%

*	Annual average of month-end Value at Risk.

As of March 31, 2012, JEM Master’s total capitalization was $47,445,636. The Partnership owned approximately 70.6% of JEM Master. As of March 31, 2012, JEM Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to JE Moody for trading) was as follows:

March 31, 2012

	Value at Risk	% of Total Capitalization	Three months ended March 31, 2012
Market Sector			High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$2,327,350	4.90%	$3,179,009	$181,650	$1,849,907
Grains	240,900	0.51%	596,900	25,125	299,833
Livestock	876,200	1.84%	1,375,800	105,350	861,800
Metals	36,900	0.08%	63,000	4,350	36,900
Softs	245,200	0.52%	965,100	13,750	399,650

Total	$3,726,550	7.85%

*	Average of month-end Values at Risk.

As of December 31, 2011, JEM Master’s total capitalization was $45,664,676. The Partnership owned approximately 69.9% of JEM Master. As of December 31, 2011, the JEM Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to JE Moody for trading) was as follows:

December 31, 2011

	Value at Risk	% of Total Capitalization	Twelve months ended December 31, 2011
Market Sector			High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$1,859,447	4.07%	$5,686,643	$181,650	$1,801,740
Grains	520,100	1.14%	740,600	8,250	252,410
Livestock	694,200	1.52%	1,276,200	48,750	531,258
Metals	55,575	0.12%	213,525	4,350	22,019
Softs	850,000	1.86%	1,601,400	13,750	469,008

Total	$3,979,322	8.71%

*	Annual average of month-end Value at Risk.

As of March 31, 2012, Cirrus Master’s total capitalization was $22,787,529. The Partnership owned approximately 87.5% of Cirrus Master. As of March 31, 2012, Cirrus Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Cirrus for trading) was as follows:

March 31, 2012

	Value at Risk	% of Total Capitalization	Three Months Ended March 31, 2012
Market Sector			High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$576,793	2.53%	$1,120,500	$12,000	$474,864

Total	$576,793	2.53%

*	Average of month-end Values at Risk.

As of March 31, 2012, FL Master’s total capitalization was $30,590,745. The Partnership owned approximately 63.2% of FL Master. As of March 31, 2012, FL Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Flintlock for trading) was as follows:

March 31, 2012

	Value at Risk	% of Total Capitalization	Three months ended March 31, 2012
Market Sector			High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$777,285	2.54%	$3,070,006	$6,504	$1,406,067
Grains	787,600	2.58%	812,400	313,950	688,308
Livestock	569,650	1.86%	569,650	12,000	397,783
Metals	1,180,421	3.86%	2,841,036	128,250	1,081,740
Softs	821,150	2.68%	862,100	29,250	538,950

Total	$4,136,106	13.52%

*	Average of month-end Values at Risk.

As of December 31, 2011, FL Master’s total capitalization was $22,660,590. The Partnership owned approximately 85.7% of FL Master. As of December 31, 2011, FL Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Flintlock for trading) was as follows:

December 31, 2011

	Value at Risk	% of Total Capitalization	For the period ended December 31, 2011
Market Sector			High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$570,800	2.52%	$1,601,607	$195,250	$681,872

Total	$570,800	2.52%

*	For the period May 1, 2011 (commencement of trading operations) to December 31, 2011 average of month-end Value at Risk.

Item 4.	Controls and Procedures

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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2012 and, based on that evaluation, the General Partner’s CEO and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The following information supplements and amends the discussion set forth under Part I, Item 3. “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. There are no material legal proceedings pending against the Partnership and the General Partner.

Subprime Mortgage-Related Litigation and Other Matters

On March 15, 2012, the United States Court of Appeals for the Second Circuit granted a stay of the district court proceedings pending resolution of the appeals in SEC v. CGMI. Additional information relating to this matter is publicly available in court filings under docket numbers 11 Civ. 7387 (S.D.N.Y.) (Rakoff, J.) and 11-5227 (2d Cir.).

Item 1A.	Risk Factors

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended March 31, 2012, there were subscriptions of 14,328.4315 Class A Redeemable Units totaling $20,672,951. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used in the trading of commodity interests including futures contracts, options, forwards and swap contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2012- January 31, 2012	1,897.7505	$1,438.47	N/A	N/A
February 1, 2012- February 29, 2012	1,398.6262	$1,434.56	N/A	N/A
March 1, 2012- March 31, 2012	2,047.9937	$1,405.23	N/A	N/A
	5,344.3704	$1,424.71

*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.
**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day.

Item 3.	Defaults Upon Senior Securities. None.

Item 4.	Mine Safety Disclosures. None.

Item 5.	Other Information. None.

Item 6.	Exhibits

3.1(a)	Certificate of Limited Partnership dated June 30, 2003 (filed as Exhibit 3.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(b)	Certificate of Amendment of the Certificate of Limited Partnership dated September 21, 2005 (filed as Exhibit 3.1(a) to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(c)	Certificate of Amendment of the Certificate of Limited Partnership dated September 19, 2008 (filed as Exhibit 3.1(c) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(d)	Certificate of Amendment of the Certificate of Limited Partnership dated September 28, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(e)	Certificate of Amendment of the Certificate of Limited Partnership dated June 30, 2010 (filed as Exhibit 3.1(e) to the Current Report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

(f)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as Exhibit 3.1 to the Form 8-K filed on September 7, 2011 and incorporated herein by reference.)

3.2	Second Amended and Restated Limited Partnership Agreement (filed as Exhibit 3.2 to the Current Report on Form 8-K filed on November 1, 2010 and incorporated herein by reference).

10.1(a)	Management Agreement among the Partnership, the General Partner and Altis (filed as Exhibit 10.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(b)	Letter from the General Partner to Altis extending the Management Agreement from June 30, 2011 to June 30, 2012 (filed as Exhibit 10.1(b) on Form 10-K filed on March 30, 2012 and incorporated herein by reference).

10.2(a)	Management Agreement among the Partnership, the General Partner and Waypoint Capital Management LLC (filed as Exhibit 10.4 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(b)	Letter from the General Partner to Waypoint Capital Management LLC extending the Management Agreement from June 30, 2011 to June 30, 2012 (filed as Exhibit 10.3(b) on Form 10-K filed on March 30, 2012 and incorporated herein by reference).

10.3	Customer Agreement between the Partnership, the General Partner and CGM (filed as Exhibit 10.9 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

10.4	Amended and Restated Agency Agreement between the Partnership, the General Partner, CGM and MSSB (filed as Exhibit 10.8 to the Current Report on Form 8-K filed on August 4, 2010 and incorporated herein by reference).

10.5	Form of Subscription Agreement (filed as Exhibit 10.11 to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.6	Joinder Agreement among the Partnership, the General Partner, CGM and MSSB (filed as Exhibit 10 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 filed on August 14, 2009 and incorporated herein by reference).

10.7(a)

Management Agreement among the Partnership, the General Partner and PGR Capital LLP (filed as Exhibit 10.12 to the Current Report on Form 8-K Filed on November 4, 2010 and incorporated herein by reference).

(b)

Letter from the General Partner to PGR Capital LLP extending the Management Agreement from June 30, 2011 to June 30, 2012 (filed as Exhibit 10.7(b) on Form 10-K filed on March 30, 2012 and incorporated herein by reference).

10.8(a)

Management Agreement among the Partnership, the General Partner and Blackwater Capital Management LLC (filed as Exhibit 10.13 to the Current Report on Form 8-K filed on November 4, 2010 and incorporated herein by reference).

(b)	Letter from the General Partner to Blackwater Capital Management LLC extending the Management Agreement from June 30, 2011 to June 30, 2012 (filed as Exhibit 10.7(b) on Form 10-K filed on March 30, 2012 and incorporated herein by reference).

10.9(a)	Management Agreement among the Partnership, the General Partner and J E Moody & Company LLC (filed as Exhibit 10.14 on Form 8-K filed on January 3, 2011 and incorporated herein by reference)

(b)	Letter from the General Partner to J E Moody & Company LLC extending the Management Agreement from June 30, 2011 to June 30, 2012 (filed as Exhibit 10.7(b) on Form 10-K filed on March 30, 2012 and incorporated herein by reference).

10.10(a)	Management Agreement among the Partnership, the General Partner and Cirrus Capital Management LLC (filed as Exhibit 10.1 on Form 8-K filed on January 3, 2011 and incorporated herein by reference).

(b)	Letter from the General Partner to Cirrus Capital Management LLC extending the Management Agreement from June 30, 2011 to June 30, 2012 (filed as Exhibit 10.7(b) on Form 10-K filed on March 30, 2012 and incorporated herein by reference).

10.11(a)	Management Agreement among the Partnership, the General Partner and Flintlock Capital Asset Management, LLC (filed as Exhibit 10.16 on Form 8-K filed on December 1, 2010 and incorporated herein by reference).

(b)	Letter from the General Partner to Flintlock Capital Asset Management LLC extending the Management Agreement from June 30, 2011 to June 30, 2012 (filed as Exhibit 10.7(b) on Form 10-K filed on March 30, 2012 and incorporated herein by reference).

10.12	Management Agreement among the Partnership, the General Partner and Willowbridge Associates Inc. (filed as Exhibit 10.17 to the Current Report on Form 8-K filed on June 2, 2011 and incorporated herein by reference).

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

Date: May 15, 2012

By:	/s/ Brian Centner
Brian Centner Chief Financial Officer (Principal Accounting Officer)

Date: May 15, 2012