Form 10-Q
period 2012-06-30
EMERGING CTA PORTFOLIO LP
filed 2012-08-14
CIK 1269190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

(855) 672-4468

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

Yes -  No X

As of July 31, 2012, 149,696.3973 Limited Partnership Class A Redeemable Units were outstanding.

EMERGING CTA PORTFOLIO L.P.

FORM 10-Q

INDEX

		Page Number
PART I-Financial Information:

Item 1.	Financial Statements:

	Statements of Financial Condition at June 30, 2012 (unaudited) and December 31, 2011	3

	Condensed Schedules of Investments at June 30, 2012 (unaudited) and December 31, 2011	4–5

	Statements of Income and Expenses and Changes in Partners’ Capital for the three and six months ended June 30, 2012 and 2011 (unaudited)	6

	Notes to Financial Statements (unaudited)	7–21

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22–24

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25–31

Item 4.	Controls and Procedures	32

PART II-Other Information		33–51

Exhibits
Exhibit 31.1 Certification
Exhibit 31.2 Certification
Exhibit 32.1 Certification
Exhibit 32.2 Certification
101.INS XBRL Instance Document.
101.SCH XBRL Taxonomy Extension Schema Document.
101.CAL XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB XBRL Taxonomy Extension Label Linkbase Document.
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document.

PART I

Item 1. Financial Statements

Emerging CTA Portfolio L.P.

Statements of Financial Condition

	(Unaudited) June 30, 2012	December 31, 2011
Assets:
Investment in Funds, at fair value	$159,575,287	$159,310,000
Equity in trading account:
Cash	49,831,745	48,192,792
Cash margin	2,522,649	364,015
Net unrealized appreciation on open forward contracts	0	26,212
Options purchased, at fair value (cost $67,500 and $0 at June 30, 2012 and December 31, 2011, respectively)	79,313	0

Total trading equity	212,008,994	207,893,019
Interest receivable	2,007	0

Total assets	$212,011,001	$207,893,019

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$4,733	$1,817
Net unrealized depreciation on open forward contracts	73,078	0
Options premium received, at fair value (premium $275,031 and $0 at June 30, 2012 and December 31, 2011, respectively)	240,501	0
Accrued expenses:
Brokerage fees	617,437	606,200
Management fees	252,772	259,281
Administrative fees	87,883	86,298
Incentive fees	358,490	163,245
Other	157,158	119,104
Redemptions payable	3,155,292	1,705,003

Total liabilities	4,947,344	2,940,948

Partners’ Capital:
General Partner, Class A, 1,508.6394 and 1,438.9316 unit equivalents outstanding at June 30, 2012 and December 31, 2011, respectively	2,047,887	2,086,221
Limited Partners, Class A, 151,031.5273 and 139,922.8594 Redeemable Units outstanding at June 30, 2012 and December 31, 2011, respectively	205,015,770	202,865,850

Total partners’ capital	207,063,657	204,952,071

Total liabilities and partners’ capital	$212,011,001	$207,893,019

Net asset value per unit, Class A	$1,357.44	$1,449.84

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.

Condensed Schedule of Investments

June 30, 2012

(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	5	$(400)	(0.00)%*
Grains	232	264,292	0.13
Interest Rates Non-U.S.	1,045	132,357	0.06
Interest Rates U.S.	110	(125,031)	(0.06)

Total futures contracts purchased		271,218	0.13

Futures Contracts Sold
Currencies	35	(26,425)	(0.01)
Energy	35	(149,144)	(0.07)
Indices	20	(1,400)	(0.00)*
Interest Rates Non-U.S.	2,080	(98,982)	(0.05)

Total futures contracts sold		(275,951)	(0.13)

Unrealized Appreciation on Forward Contracts
Currencies	$37,690,240	441,498	0.21
Metals	13	54,021	0.03

Total unrealized appreciation on forward contracts		495,519	0.24

Unrealized Depreciation on Forward Contracts
Currencies	$37,690,240	(554,726)	(0.27)
Metals	7	(13,871)	(0.01)

Total unrealized depreciation on forward contracts		(568,597)	(0.28)

Options Purchased
Calls
Grains	27	62,438	0.03
Puts
Interest Rates U.S.	270	16,875	0.01

Total options purchased		79,313	0.04

Options premium received
Calls
Interest Rates U.S.	68	(81,813)	(0.04)
Puts
Interest Rates U.S.	338	(158,688)	(0.08)

Total options purchased		(240,501)	(0.12)

Investment in Funds
CMF Altis Partners Master Fund L.P.		4,226,475	2.04
Waypoint Master Fund L.P.		18,168,542	8.77
Blackwater Master Fund L.P.		34,700,743	16.76
PGR Master Fund L.P.		32,885,293	15.88
JEM Master Fund L.P.		34,113,883	16.48
CMF Cirrus Master Fund L.P.		19,173,372	9.26
FL Master Fund L.P.		16,306,979	7.88

Total investment in Funds		159,575,287	77.07

Net fair value		$159,336,288	76.95%

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

Emerging CTA Portfolio L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Investment Income:
Interest income	$6,682	$2,408	$11,277	$16,692
Interest income from investment in Funds	23,101	6,997	40,472	39,195

Total investment income	29,783	9,405	51,749	55,887

Expenses:
Brokerage fees including clearing fees	2,314,248	2,196,819	4,500,677	4,239,712
Management fees	776,481	873,834	1,560,796	1,727,250
Administrative fees	269,599	260,370	537,775	500,705
Incentive fees	358,490	156,846	408,551	276,307
Other	169,789	143,667	318,803	281,188

Total expenses	3,888,607	3,631,536	7,326,602	7,025,162

Net investment income (loss)	(3,858,824)	(3,622,131)	(7,274,853)	(6,969,275)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in Funds:
Net realized gains (losses) on closed contracts	4,036,120	4,827,835	3,420,626	4,212,221
Net realized gains (losses) investment in Funds	(627,913)	(126,360)	(5,786,786)	1,779,404
Change in net unrealized gains (losses) on open contracts	(7,622)	(1,483,705)	(55,863)	(1,420,240)
Change in net unrealized gains (losses) on investment in Funds	(6,928,511)	492,442	(4,431,606)	(2,820,240)

Total trading results	(3,527,926)	3,710,212	(6,853,629)	1,751,145

Net income (loss)	(7,386,750)	88,081	(14,128,482)	(5,218,130)
Subscriptions — Limited Partners	12,091,376	13,957,373	32,764,327	34,563,484
Subscriptions — General Partner	0	200,000	100,000	200,000
Redemptions — Limited Partners	(9,010,087)	(9,269,306)	(16,624,259)	(14,717,735)

Net increase (decrease) in Partners’ Capital	(4,305,461)	4,976,148	2,111,586	14,827,619
Partners’ Capital, beginning of period	211,369,118	193,377,072	204,952,071	183,525,601

Partners’ Capital, end of period	$207,063,657	$198,353,220	$207,063,657	$198,353,220

Net asset value per unit (152,540.1667 and 137,723.8353 units outstanding at June 30, 2012 and 2011, respectively)	$1,357.44	$1,440.22	$1,357.44	$1,440.22

Net income (loss) per unit*	$(47.79)	$0.99	$(92.40)	$(39.38)

Weighted average units outstanding	154,789.6255	141,017.6956	152,479.8630	136,690.7542

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

June 30, 2012

(Unaudited)

1. General:

Emerging CTA Portfolio L.P. (the “Partnership”) is a limited partnership that was organized on July 7, 2003 under the partnership laws of the State of New York. The objective of the Partnership is to achieve capital appreciation through the allocation of assets to early-stage commodity trading advisors which engage, directly and indirectly, in speculative trading of a diversified portfolio of commodity interests, including futures contracts, forward contracts and options. The Partnership may also enter into swap and other derivative transactions with the approval of the General Partner (defined below). The sectors traded include currencies, livestock, lumber, energy, grains, metals, indices, softs and U.S. and non-U.S. interest rates. The Partnership directly and through its investment in the Funds, (as defined in Note 5, “Investment in Funds”) may trade futures, forward and option contracts of any kind. The commodity interests that are traded by the Partnership and the Funds are volatile and involve a high degree of market risk.

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Inc. indirectly owns a minority equity interest in MSSB Holdings. Citigroup Inc. also indirectly owns Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc.

As of September 1, 2011, the Partnership began offering three classes of limited partnership interests: Class A units, Class D units and Class Z units; each will be referred to as a “Class” and collectively referred to as the “Classes”. All Redeemable Units issued prior to September 1, 2011 were deemed “Class A Units.” The rights, liabilities, risks, and fees associated with investment in the Class A Units were not changed. Class A Units and Class D Units are available to taxable U.S. individuals and institutions, as well as U.S. tax exempt individuals and institutions. Class Z Units will be offered to certain employees of Morgan Stanley Smith Barney and its affiliates (and their family members). The Class of units that a Limited Partner receives upon subscription will generally depend upon the amount invested in the Partnership or the status of the investor, although the General Partner may determine to offer units to investors at its discretion. As of June 30, 2012, there were no Redeemable Units outstanding in Class D or Class Z.

As of June 30, 2012, all trading decisions are made for the Partnership by its eight trading advisors (the “Advisors”) either directly, through individually managed accounts, or indirectly, through investments in other collective investment vehicles. Blackwater Capital Management, LLC (“Blackwater”), J E Moody & Company LLC (“J E Moody”), PGR Capital LLP (“PGR Capital”) and Willowbridge Associates Inc. (“Willowbridge”) have been selected by the General Partner as the major commodity trading advisors. In addition, the General Partner has allocated the Partnership’s assets to additional non-major trading advisors. The General Partner may allocate less than 10% of the Partnership’s assets to a new trading advisor or another trading program of a current Advisor at any time. The Advisors are not affiliated with one another, are not affiliated with the General Partner or CGM and are not responsible for the organization or operation of the Partnership.

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at June 30, 2012 and December 31, 2011, and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2012 and 2011. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2011.

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

Emerging CTA Portfolio L.P.

Notes to Financial Statements

June 30, 2012

(Unaudited)

2. Financial Highlights:

Changes in the net asset value per unit for Class A for the three and six months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net realized and unrealized gains (losses) *	$(37.83)	$11.12	$(74.24)	$(19.34)
Interest income	0.19	0.07	0.33	0.42
Expenses **	(10.15)	(10.20)	(18.49)	(20.46)

Increase (decrease) for the period	(47.79)	0.99	(92.40)	(39.38)
Net asset value per unit, beginning of period	1,405.23	1,439.23	1,449.84	1,479.60

Net asset value per unit, end of period	$1,357.44	$1,440.22	$1,357.44	$1,440.22

*	Includes brokerage fees and clearing fees.
**	Excludes brokerage fees and clearing fees.

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011***		2012	2011***
Ratios to average net assets:****
Net investment income (loss)	(6.8)%	(7.0)%		(6.8)%	(7.0)%
Incentive fees	0.2%	0.1%		0.2%	0.1%

Net investment income (loss) before incentive fees*****	(6.6)%	(6.9)%		(6.6)%	(6.9)%

Operating expense	6.7%	6.9%		6.6%	7.0%
Incentive fees	0.2%	0.1%		0.2%	0.1%

Total expenses	6.9%	7.0%		6.8%	7.1%

Total return:
Total return before incentive fees	(3.2)%	0.1%		(6.2)%	(2.5)%
Incentive fees	(0.2)%	—	%******	(0.2)%	(0.1)%

Total return after incentive fees	(3.4)%	0.1%		(6.4)%	(2.6)%

***	The ratios are shown net and gross of incentive fees to conform to current period presentation.
****	Annualized (other than incentive fees).
***** Interest	inc ome less total expenses.
****** Due to rounding

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

The customer agreements between the Partnership and CGM and the Funds and CGM give the Partnership and the Funds, the legal right to net unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition. The Partnership and the Funds net, for financial reporting purposes, the unrealized gains and losses on open futures and on open forward contracts on the Statements of Financial Condition as the criteria under Accounting Standards Codification (“ASC”) 210-20, “Balance Sheet,” have been met.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

June 30, 2012

(Unaudited)

All of the commodity interests owned by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended June 30, 2012 and 2011 were 4,455 and 3,716, respectively. The monthly average number of futures contracts traded directly by the Partnership during the six months ended June 30, 2012 and 2011 were 2,905 and 4,096, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the three months ended June 30, 2012 and 2011 were 10 and 1,002, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the six months ended June 30, 2012 and 2011 were 11 and 778, respectively. The monthly average number of option contracts held directly by the Partnership during the three months ended June 30, 2012 and 2011 were 269 and 0, respectively. The monthly average number of option contracts held directly by the Partnership during the six months ended June 30, 2012 and 2011 were 145 and 122, respectively. The monthly average notional value of currency forward contracts held directly by the Partnership during the three months ended June 30, 2012 and 2011 were $33,487,217 and $418,864,114, respectively. The monthly average notional value of currency forward contracts held directly by the Partnership during the six months ended June 30, 2012 and 2011 were $31,305,439 and $368,242,547, respectively.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions.

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of June 30, 2012 and December 31, 2011.

June 30, 2012
Assets
Futures Contracts
Currencies	$3,000
Grains	269,268
Indices	650
Interest Rates U.S.	136,100

Total unrealized appreciation on open futures contracts	$409,018

Liabilities
Futures Contracts
Currencies	$(29,425)
Energy	(149,544)
Grains	(4,975)
Indices	(2,050)
Interest Rates Non-U.S.	(102,726)
Interest Rates U.S.	(125,031)

Total unrealized depreciation on open futures contracts	$(413,751)

Net unrealized depreciation on open futures contracts	$(4,733)*

*	This amount is in “Net unrealized depreciation on open futures contracts” on the Statements of Financial Condition.

June 30, 2012
Assets
Forward Contracts
Currencies	$441,498
Metals	54,021

Total unrealized appreciation on open forward contracts	$495,519

Liabilities
Forward Contracts
Currencies	$(554,726)
Metals	(13,871)

Total unrealized depreciation on open forward contracts	$(568,597)

Net unrealized depreciation on open forward contracts	$(73,078)**

**	This amount is in “Net unrealized depreciation on open forward contracts” on the Statements of Financial Condition.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

June 30, 2012

(Unaudited)

	June 30, 2012
Assets
Options purchased
Grains	$62,438
Interest Rates U.S.	16,875

Total options purchased	$79,313	***

Liabilities
Options premium received
Interest Rates U.S.	$240,501

Total options premium received	$240,501	****

***	This amount is in “Options purchased, at fair value” on the Statements of Financial Condition.
****	This amount is in “Options premium received, at fair value” on the Statements of Financial Condition.

December 31, 2011
Assets
Futures Contracts
Energy	$1,680
Grains	14,643
Indices	128
Softs	90

Total unrealized appreciation on open futures contracts	$16,541

Liabilities
Futures Contracts
Energy	$(8,409)
Grains	(725)
Indices	(155)
Metals	(8,800)
Softs	(269)

Total unrealized depreciation on open futures contracts	$(18,358)

Net unrealized depreciation on open futures contracts	$(1,817)*

*	This amount is in “Net unrealized depreciation on open futures contracts” on the Statements of Financial Condition.

December 31, 2011
Assets
Forward Contracts
Currencies	$42
Metals	149,404

Total unrealized appreciation on open forward contracts	$149,446

Liabilities
Forward Contracts
Currencies	$(761)
Metals	(122,473)

Total unrealized depreciation on open forward contracts	$(123,234)

Net unrealized appreciation on open forward contracts	$26,212 **

**	This amount is in “Net unrealized appreciation on open forward contracts” on the Statements of Financial Condition.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

June 30, 2012

(Unaudited)

The following tables indicate the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,				Six Months Ended June 30,
Sector	2012		2011		2012		2011
Currencies	$22,363		$(281,152)		$731,128		$(781,560)
Energy	800,722		(130,187)		757,266		246,142
Grains	443,606		(74,811)		476,269		416,310
Indices	(212,568)		(146,605)		(196,580)		(1,191,476)
Interest Rates U.S.	2,537,829		1,351,570		2,213,142		1,304,155
Interest Rates Non-U.S.	788,238		68,787		142,824		(389,499)
Livestock	(24,560)		166,289		(24,560)		(139,557)
Metals	(368,805)		2,655,319		(746,007)		3,042,421
Softs	41,673		(265,080)		11,281		285,045

Total	$4,028,498	*****	$3,344,130	*****	$3,364,763	*****	$2,791,981	*****

*****	This amount is in “Total trading results” on the Statement of Income and Expenses and Changes in Partners’ Capital.

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

Effective January 1, 2012, the Partnership adopted Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and International Financial Reporting Standards (“IFRS”).” The amendments within this ASU change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between GAAP and IFRS. However, some of the amendments clarify the Financial Accounting Standards Board’s (“FASB”) intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This new guidance did not have a significant impact on the Partnership’s financial statements.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

June 30, 2012

(Unaudited)

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended June 30, 2012 and December 31, 2011, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). During the six months ended June 30, 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

	June 30, 2012	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Funds	$159,575,287	$—	$159,575,287	$—
Futures	409,018	409,018	—	—
Forwards	495,519	54,021	441,498	—
Options purchased	79,313	79,313	—	—

Total assets	$160,559,137	$542,352	$160,016,785	$—

Liabilities
Futures	$413,751	$413,751	$—	$—
Forwards	568,597	13,871	554,726	—
Options premium received	240,501	240,501	—	—

Total liabilities	1,222,849	668,123	554,726	—

Net fair value	$159,336,288	$(125,771)	$159,462,059	$—

	December 31, 2011	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Funds	$159,310,000	$—	$159,310,000	$—
Futures	16,541	16,541	—	—
Forwards	149,446	149,404	42	—

Total assets	$159,475,987	$165,945	$159,310,042	$—

Liabilities
Futures	$18,358	$18,358	$—	$—
Forwards	123,234	122,473	761	—

Total liabilities	141,592	140,831	761	—

Net fair value	$159,334,395	$25,114	$159,309,281	$—

5. Investment in Funds:

The assets allocated to Willowbridge for trading are invested directly pursuant to Willowbridge’s wPraxis Futures Trading Approach and MStrategy Trading Approach.

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

June 30, 2012

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

June 30, 2012

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

The General Partner is not aware of any material changes to any of the trading programs discussed above during the fiscal quarter ended June 30, 2012.

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

At June 30, 2012, the Partnership owned approximately 3.0% of Altis Master, 54.1% of Waypoint Master, 72.1% of PGR Master, 45.4% of Blackwater Master, 72.7% of JEM Master, 87.7% of Cirrus Master and 63.6% of FL Master. At December 31, 2011, the Partnership owned approximately 3.0% of Altis Master, 55.8% of Waypoint Master, 63.9% of PGR Master, 39.5% of Blackwater Master, 69.9% of JEM Master, 87.5% of Cirrus Master and 85.7% of FL Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same and the redemption rights are not affected.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

June 30, 2012

(Unaudited)

Summarized information reflecting the total assets, liabilities and capital of the Funds is shown in the following tables.

	June 30, 2012
	Total Assets	Total Liabilities	Total Capital
Altis Master	$138,807,842	$41,206	$138,766,636
Waypoint Master	34,168,229	589,589	33,578,640
Blackwater Master	81,120,085	4,725,068	76,395,017
PGR Master	47,787,304	2,205,463	45,581,841
JEM Master	46,988,858	47,603	46,941,255
Cirrus Master	21,897,346	25,388	21,871,958
FL Master	30,772,931	5,129,378	25,643,553

Total	$401,542,595	$12,763,695	$388,778,900

	December 31, 2011
	Total Assets	Total Liabilities	Total Capital
Altis Master	$145,096,295	$161,169	$144,935,126
Waypoint Master	39,260,567	68,237	39,192,330
Blackwater Master	83,066,066	176,287	82,889,779
PGR Master	45,105,430	68,484	45,036,946
JEM Master	45,732,649	67,973	45,664,676
Cirrus Master	23,186,209	55,047	23,131,162
FL Master	28,928,129	6,267,539	22,660,590

Total	$410,375,345	$6,864,736	$403,510,609

Summarized information reflecting the net investment income (loss) from trading, total trading results and net income (loss) of the Funds is shown in the following tables.

	For the three months ended June 30, 2012
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Altis Master	$(84,220)	$516,388	$432,168
Waypoint Master	(42,354)	2,954,453	2,912,099
Blackwater Master	(43,832)	(7,334,291)	(7,378,123)
PGR Master	(42,967)	(4,624,963)	(4,667,930)
JEM Master	(198,379)	(1,370,688)	(1,569,067)
Cirrus Master	(31,159)	1,146,353	1,115,194
FL Master	(183,243)	(4,093,506)	(4,276,749)

Total	$(626,154)	$(12,806,254)	$(13,432,408)

	For the six months ended June 30, 2012
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Altis Master	$(163,841)	$(1,155,332)	$(1,319,173)
Waypoint Master	(87,368)	2,790,730	2,703,362
Blackwater Master	(70,743)	(11,659,189)	(11,729,932)
PGR Master	(69,323)	(6,891,029)	(6,960,352)
JEM Master	(435,978)	(45,113)	(481,091)
Cirrus Master	(58,446)	1,217,739	1,159,293
FL Master	(241,495)	(4,274,677)	(4,516,172)

Total	$(1,127,194)	$(20,016,871)	$(21,144,065)

Emerging CTA Portfolio L.P.

Notes to Financial Statements

June 30, 2012

(Unaudited)

	For the three months ended June 30, 2011
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Altis Master	$(86,627)	$(11,353,961)	$(11,440,588)
Sasco Master	(337,870)	3,450,469	3,112,599
Waypoint Master	(49,050)	846,382	797,332
Blackwater Master	(20,229)	(503,805)	(524,034)
PGR Master	(26,281)	(107,699)	(133,980)
JEM Master	(200,955)	1,503,277	1,302,322
Cirrus Master	(22,683)	667,044	644,361
FL Master	(45,798)	(1,835,364)	(1,881,162)

Total	$(789,493)	$(7,333,657)	$(8,123,150)

	For the six months ended June 30, 2011
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Altis Master	$(139,884)	$(19,456,564)	$(19,596,448)
Sasco Master	(707,823)	1,199,725	491,902
Waypoint Master	(113,465)	(760,597)	(874,062)
Blackwater Master	(47,734)	516,903	469,169
PGR Master	(53,692)	483,766	430,074
JEM Master	(306,111)	1,316,107	1,009,996
Cirrus Master	(42,492)	1,328,826	1,286,334
FL Master	(45,798)	(1,835,364)	(1,881,162)

Total	$(1,456,999)	$(17,207,198)	$(18,664,197)

Summarized information reflecting the Partnership’s investments in, and the operations of, the Funds is shown in the following tables.

	June 30, 2012		For the three months ended June 30, 2012
	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
Funds				Brokerage Fees	Other
Altis Master	2.04%	$4,226,475	$16,260	$2,491	$559	$13,210	Commodity Portfolio	Monthly
Waypoint Master	8.77%	18,168,542	1,686,688	16,339	9,503	1,660,846	Commodity Portfolio	Monthly
Blackwater Master	16.76%	34,700,743	(3,324,843)	28,184	19,456	(3,372,483)	Commodity Portfolio	Monthly
PGR Master	15.88%	32,885,293	(3,342,941)	28,230	13,286	(3,384,457)	Commodity Portfolio	Monthly
JEM Master	16.48%	34,113,883	(970,816)	135,722	11,224	(1,117,762)	Commodity Portfolio	Monthly
Cirrus Master	9.26%	19,173,372	997,167	17,029	12,640	967,498	Energy Markets	Monthly
FL Master	7.88%	16,306,979	(2,594,838)	149,863	11,851	(2,756,552)	Commodity Portfolio	Monthly

Total		$159,575,287	$(7,533,323)	$377,858	$78,519	$(7,989,700)

Emerging CTA Portfolio L.P.

Notes to Financial Statements

June 30, 2012

(Unaudited)

	June 30, 2012		For the six months ended June 30, 2012
	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
Funds				Brokerage Fees	Other
Altis Master	2.04%	$4,226,475	$(34,131)	$4,459	$1,377	$(39,967)	Commodity Portfolio	Monthly
Waypoint Master	8.77%	18,168,542	1,578,491	34,203	18,906	1,525,382	Commodity Portfolio	Monthly
Blackwater Master	16.76%	34,700,743	(5,172,876)	50,272	28,258	(5,251,406)	Commodity Portfolio	Monthly
PGR Master	15.88%	32,885,293	(4,884,575)	43,516	24,008	(4,952,099)	Commodity Portfolio	Monthly
JEM Master	16.48%	34,113,883	(17,745)	295,370	24,130	(337,245)	Commodity Portfolio	Monthly
Cirrus Master	9.26%	19,173,372	1,061,499	30,403	25,112	1,005,984	Energy Markets	Monthly
FL Master	7.88%	16,306,979	(2,708,583)	187,385	27,468	(2,923,436)	Commodity Portfolio	Monthly

Total		$159,575,287	$(10,177,920)	$645,608	$149,259	$(10,972,787)

	December 31, 2011		For the three months ended June 30, 2011
	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemption Permitted
Funds				Brokerage Fees	Other
Altis Master	2.15%	$4,403,517	$(582,053)	$6,111	$1,966	$(590,130)	Commodity Portfolio	Monthly
Sasco Master	—	—	751,955	44,717	10,124	697,114	Energy Portfolio	Monthly
Waypoint Master	10.67%	21,857,243	446,287	18,059	7,829	420,399	Commodity Portfolio	Monthly
Blackwater Master	15.96%	32,714,125	(387,412)	14,676	3,234	(405,322)	Commodity Portfolio	Monthly
PGR Master	14.03%	28,765,002	(101,708)	7,166	14,258	(123,132)	Commodity Portfolio	Monthly
JEM Master	15.57%	31,902,038	1,205,602	134,806	15,470	1,055,326	Commodity Portfolio	Monthly
Cirrus Master	9.88%	20,248,797	599,088	13,157	8,097	577,834	Energy Markets	Monthly
FL Master	9.47%	19,419,278	(1,558,680)	31,750	7,774	(1,598,204)	Commodity Portfolio	Monthly

Total		$159,310,000	$373,079	$270,442	$68,752	$33,885

Emerging CTA Portfolio L.P.

Notes to Financial Statements

June 30, 2012

(Unaudited)

	December 31, 2011		For the six months ended June 30, 2011
	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemption Permitted
Funds				Brokerage Fees	Other
Altis Master	2.15%	$4,403,517	$(2,460,584)	$17,679	$5,993	$(2,484,256)	Commodity Portfolio	Monthly
Sasco Master	—	—	443,762	104,912	18,860	319,990	Energy Portfolio	Monthly
Waypoint Master	10.67%	21,857,243	(360,913)	43,966	18,889	(423,768)	Commodity Portfolio	Monthly
Blackwater Master	15.96%	32,714,125	396,604	27,797	16,516	352,291	Commodity Portfolio	Monthly
PGR Master	14.03%	28,765,002	349,443	13,008	32,020	304,415	Commodity Portfolio	Monthly
JEM Master	15.57%	31,902,038	1,023,375	235,905	24,470	763,000	Commodity Portfolio	Monthly
Cirrus Master	9.88%	20,248,797	1,165,352	27,754	15,723	1,121,875	Energy Markets	Monthly
FL Master	9.47%	19,419,278	(1,558,680)	31,750	7,774	(1,598,204)	Commodity Portfolio	Monthly

Total		$159,310,000	$(1,001,641)	$502,771	$140,245	$(1,644,657)

6. Financial Instrument Risks:

In the normal course of business, the Partnership and the Funds are parties to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forward and option contracts. OTC contracts are negotiated between contracting parties and include swaps and certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 1.1% to 15.9% of the Partnership’s/Fund’s contracts are traded OTC.

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

Emerging CTA Portfolio L.P.

Notes to Financial Statements

June 30, 2012

(Unaudited)

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

Emerging CTA Portfolio L.P.

Notes to Financial Statements

June 30, 2012

(Unaudited)

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

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and option contracts for which market quotations are not readily available, are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended June 30, 2012 and December 31, 2011, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). During the six months ended June 30, 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

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

Emerging CTA Portfolio L.P.

Notes to Financial Statements

June 30, 2012

(Unaudited)

Options. The Partnership/Funds may purchase and write (sell) both exchange — listed and OTC options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Partnership/Funds write an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked-to-market daily. When the Partnership/Funds purchase an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked-to-market daily. Net realized gains (losses) and changes in net unrealized gains (losses) on option contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.

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

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its assets are its (i) investments in the Funds, (ii) equity in its trading account, consisting of cash and cash equivalents and net unrealized appreciation on open futures contract and options purchased. and (iii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments and investment in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2012.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by net realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2012, Partnership capital increased 1.0% from $204,952,071 to $207,063,657. This increase was attributable to the subscriptions of 22,960.5103 Class A Redeemable Units totaling $32,764,327 and 69.7078 Class A General Partner unit equivalents totaling $100,000, which was partially offset by a net loss from operations of $14,128,482 coupled with the redemption of 11,851.8424 Class A Redeemable Units resulting in an outflow of $16,624,259. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership’s second quarter of 2012, the net asset value per unit decreased 3.4% from $1,405.23 to $1,357.44 as compared to an increase of 0.1% in the second quarter of 2011. The Partnership experienced a net trading loss before brokerage fees and related fees in the second quarter of 2012 of $3,527,926. Losses were primarily attributable to the Partnership/Funds’ trading of commodity futures in currencies, energy, grains, indices, livestock, metals and softs, and were partially offset by gains in U.S. and non-U.S. interest rates. The Partnership experienced a net trading gain before brokerage fees and related fees in the second quarter of 2011 of $3,710,212. Gains were primarily attributable to the Partnership/Funds’ trading of commodity futures in currencies, energy, U.S. interest rates, livestock and metals, and were partially offset by losses in grains, indices, non-U.S. interest rates and softs.

        During the second quarter of 2012, the most significant losses were incurred within the stock indices sector, primarily during April and May, due to short futures positions in Pacific Rim and European equity index futures as prices rose on speculation the Chinese government will ease monetary policy and global central banks will take action to bolster economies amid Europe’s sovereign debt crisis. Within the energy sector, losses were incurred throughout the majority of the quarter from short positions in natural gas futures as prices rose to the highest level since January on forecasts of above-normal temperatures that may signal increased demand. Natural gas futures prices continued to rise after a U.S. government report showed a smaller-than-expected gain in U.S. supplies. Meanwhile, additional losses were incurred in this sector during May from long positions in Brent crude, gas oil, and gasoline futures as prices capped the biggest monthly drop in more than three years on speculation that slowing U.S. growth will reduce fuel demand. Within the livestock sector, losses were incurred throughout the majority of the quarter from short positions in lean hog futures as prices advanced on signs that hot weather in the U.S. will curb livestock weights and deter producers from increasing pork supplies. Losses were also incurred within the currency markets, primarily during June, from short positions in the

British pound versus the U.S. dollar as the value of the British pound advanced as European Union leaders eased terms on loans to Spanish banks, taking a step towards resolving the region’s debt crisis. Elsewhere, losses were incurred from short positions in the Canadian dollar versus the U.S. dollar as the value of the Canadian dollar also advanced. Meanwhile, losses were incurred during April from short positions in the Japanese yen versus the U.S. dollar as the value of the yen advanced after the Bank of Japan refrained from easing monetary policy. Within the metals complex, losses were incurred primarily during April from long positions in gold futures as prices declined on concern that demand in India, the world’s biggest buyer of gold, is slowing. Within the agricultural sector, losses were incurred primarily during May and June from short positions in corn futures as corn prices climbed higher after inventories tumbled the most in 16 years, and on speculation that hot, dry weather will increase stress on crops in the U.S. Elsewhere, losses were incurred from short positions in wheat futures. Losses were also incurred within the soft commodities markets, primarily during April, from long positions in sugar futures as prices fell to an 11-month low amid prospects for ample supplies from Brazil and India, the world’s biggest producers of sugar. A portion of the Partnership’s losses during the quarter was offset by gains achieved within the global interest rate sector, primarily during April and May, from long positions in European, U.S., and Australian fixed-income futures as prices advanced as Greece failed to form a unified government, increasing concern Europe’s debt crisis is worsening and spurring demand for the relative “safety” of government debt. Meanwhile, prices of European fixed-income futures continued to move higher as German manufacturing data weakened and China said its biggest banks may fall short of loan targets. Additionally, prices of global fixed-income futures rose amid signs of slowing economic growth in the U.S., and as China dampened speculation it would provide large-scale stimulus to boost growth.

During the Partnership’s six months ended June 30, 2012, the net asset value per unit decreased 6.4% from $1,449.84 to $1,357.44 as compared to a decrease of 2.6% in six months ended June 30, 2011. The Partnership experienced a net trading loss before brokerage fees and related fees in the six months ended June 30, 2012 of $6,853,629. Losses were primarily attributable to the Partnership/Funds’ trading of commodity futures in currencies, grains, indices, livestock, metals and softs, and were partially offset by gains in energy, U.S. and non-U.S. interest rates. The Partnership experienced a net trading gain before brokerage fees and related fees in the six months ended June 30, 2011 of $1,751,145. Gains were primarily attributable to the Partnership/Funds’ trading of commodity futures in currencies, energy, grains, U.S. interest rates, livestock and metals, and were partially offset by losses in indices, non-U.S. interest rates and softs.

During the six months ended 2012, the most significant losses were incurred within the global stock indices sector, primarily during April and May, due to short futures positions in Pacific Rim and European equity index futures as prices rose on speculation the Chinese government will ease monetary policy and global central banks will take action to bolster economies amid Europe’s sovereign debt crisis. Within the currency sector, losses were experienced primarily during June from short positions in the British pound versus the U.S. dollar as the value of the British pound advanced as European Union leaders eased terms on loans to Spanish banks, taking a step towards resolving the region’s debt crisis. Elsewhere, losses were incurred from short positions in the Canadian dollar versus the U.S. dollar as the value of the Canadian dollar also advanced. Within the agricultural sector, losses were incurred primarily during January, from short positions in wheat futures as prices advanced on speculation cold weather in Europe will hurt winter crops that lack protective snow cover. Elsewhere, losses were incurred from short positions in corn futures, primarily during June as corn prices climbed higher after inventories tumbled the most in 16 years, and on speculation that hot, dry weather will increase stress on crops in the U.S. Within the metals sector, losses were incurred primarily during February and March from long positions in silver and gold futures as prices declined on speculation that the U.S. Federal Reserve will refrain from offering additional stimulus as the economy recovers, eroding demand for the precious metals. Gold futures prices continued to decline after India, the world’s biggest bullion buyer, increased the tax on imports of precious metals for the second time this year. Losses were also incurred within the soft commodities markets, primarily during April, from long positions in sugar futures as prices fell to an 11-month low amid prospects for ample supplies from Brazil and India, the world’s biggest producers of sugar. Within the livestock sector, losses were incurred throughout the majority of the second quarter from short positions in lean hog futures as prices advanced on signs that hot weather in the U.S. will curb livestock weights and deter producers from increasing pork supplies. A portion of the Partnership’s losses during the first half of the year was offset by gains achieved within the global interest rate sector, primarily during April and May, from long positions in European, U.S., and Australian fixed-income futures as prices advanced as Greece failed to form a unified government, increasing concern Europe’s debt crisis is worsening and spurring demand for the relative “safety” of government debt. Gains were also experienced in the energy sector, primarily during February and March, from short positions in natural gas futures as prices dropped amid ample inventories and mild weather across the U.S.

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

Interest income is earned on 100% of the Partnership’s average daily equity maintained in cash in its (or the Partnership’s allocable portion of a Fund’s) account during each month at the 30-day U.S. Treasury bill rate determined weekly by CGM based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. Interest income for the three months ended June 30, 2012 increased by $20,378, as compared to the corresponding period in 2011. The increase in interest income is due to higher U.S. Treasury bill rates during the three months ended June 30, 2012 as compared to the corresponding period in 2011. Interest income for the six months ended June 30, 2012 decreased by $4,138, as compared to the corresponding period in 2011. The decrease in interest income is due to lower U.S. Treasury bill rates during the six months ended June 30, 2012 as compared to the corresponding period in 2011. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership and the Funds depends on the average daily equity in the Partnership’s/Funds’ account and upon interest rates over which neither the Partnership/Funds nor CGM has control.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the three and six months ended June 30, 2012 increased by $117,429 and $260,965, respectively, as compared to the corresponding periods in 2011. The increase in brokerage fees is due to higher average net assets during the three and six months ended June 30, 2012, as compared to the corresponding periods in 2011.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the three and six months ended June 30, 2012 decreased by $97,353 and $166,454, respectively, as compared to the corresponding periods in 2011. The decrease in management fees is due to a change in fee percentage rates as a result of a change in the mix of Advisors allocated assets of the Partnership during the three and six months ended June 30, 2012, as compared to corresponding periods in 2011.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Administrative fees for the three and six months ended June 30, 2012 increased by $9,229 and $37,070, respectively, as compared to the corresponding periods in 2011. The increase in administrative fees is due to higher average net assets during the three and six months ended June 30, 2012, as compared to the corresponding periods in 2011.

Incentive fees paid by the Partnership to the Advisors are based on the new trading profits generated by each Advisor at the end of the quarter, as defined in the management agreements among the Partnership, the General Partner and each Advisor. Trading performance for the three and six months ended June 30, 2012 resulted in incentive fees of $358,490 and $408,551, respectively. Trading performance for the three and six months ended June 30, 2011 resulted in incentive fees of $156,846 and $276,307, respectively.

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

As of June 30, 2012 and March 31, 2012 the Partnership’s assets were allocated among these Advisors in the following approximate percentages:

Advisor	June 30, 2012	March 31, 2012
Altis Partners (Jersey) Limited	1%	2%
Waypoint Capital Management LLC	9%	9%
PGR Capital LLP	16%	16%
Blackwater Capital Management LLC	17%	17%
J E Moody & Company LLC	16%	16%
Cirrus Capital Management LLC	9%	9%
Flintlock Capital Asset Management LLC	8%	9%
Willowbridge Associates Inc.	24%	22%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. With the exception of Willowbridge, the Advisors currently trade the Partnership’s assets indirectly in master fund managed accounts over which they have been granted limited authority to make trading decisions. Willowbridge directly trades managed accounts in the Partnership’s name. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly and through its investments in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e., in the managed accounts in the Partnership’s name traded by Willowbridge) and indirectly by each Fund separately. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2012 and December 31, 2011. As of June 30, 2012, the Partnership’s total capitalization was $207,063,657.

June 30, 2012

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$2,792,254	1.35%
Energy	1,732,029	0.84%
Grains	1,424,477	0.69%
Indices	2,287,456	1.10%
Interest Rates U.S.	1,460,740	0.71%
Interest Rates Non-U.S.	3,478,707	1.68%
Livestock	973,001	0.47%
Lumber	597	0.00%*
Metals	1,788,242	0.86%
Softs	864,735	0.42%

Total	$16,802,238	8.12%

*	Due to rounding.

As of December 31, 2011, the Partnership’s total capitalization was $204,952,071.

December 31, 2011

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$2,045,101	1.00%
Energy	1,049,884	0.51%
Grains	554,666	0.27%
Indices	969,832	0.47%
Interest Rates U.S.	456,702	0.22%
Interest Rates Non-U.S.	2,195,954	1.07%
Livestock	17,245	0.01%
Lumber	1,710	0.00%*
Metals	804,434	0.40%
Softs	220,609	0.11%

Total	$8,316,137	4.06%

*	Due to rounding.

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and through its investments in the Funds by market category as of June 30, 2012 and December 31, 2011, the highest, lowest and average values during the three months ended June 30, 2012 and the twelve months ended December 31, 2011. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of June 30, 2012, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

June 30, 2012

			Three months ended June 30, 2012
Market Sector	Value at Risk	% of Total Capital	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$108,000	0.05%	$649,367	$15,525	$260,622
Energy	168,750	0.08%	355,500	5,000	181,750
Grains	593,437	0.29%	656,733	12,500	243,479
Indices	70,000	0.03%	70,000	17,500	29,167
Interest Rates U.S.	449,700	0.22%	1,178,570	14,000	635,180
Interest Rates Non-U.S.	378,884	0.18%	1,067,767	29,603	659,883

Total	$1,768,771	0.85%

*	Average of month-end Values at Risk.

As of December 31, 2011, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

December 31, 2011

			Twelve months ended December 31, 2011
Market Sector	Value at Risk	% of Total Capital	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$15,524	0.01%	$3,016,047	$15,524	$1,667,723
Energy	78,000	0.04%	1,025,063	51,958	486,312
Grains	68,250	0.03%	651,925	22,574	230,826
Indices	28,000	0.01%	2,523,159	28,000	896,548
Metals	59,500	0.03%	2,138,330	51,000	623,747
Softs	18,000	0.01%	867,645	6,750	295,195

Total	$267,274	0.13%

*	Annual average of month-end Values at Risk.

As of June 30, 2012, Altis Master’s total capital was $138,766,636. The Partnership owned approximately 3.0% of Altis Master. As of June 30, 2012 , Altis Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Altis for trading) was as follows:

June 30, 2012

			Three months ended June 30, 2012
Market Sector	Value at Risk	% of Total Capital	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,762,067	1.27%	$2,425,305	$884,563	$2,105,120
Energy	714,623	0.51%	1,067,442	714,623	870,865
Grains	1,595,044	1.15%	2,282,893	1,595,044	1,619,873
Indices	1,135,918	0.82%	1,669,840	596,803	1,444,095
Interest Rates U.S.	1,155,125	0.83%	1,155,125	383,122	884,796
Interest Rates Non -U.S.	3,718,033	2.68%	4,536,756	3,671,651	3,950,106
Livestock	216,430	0.16%	383,910	206,910	264,570
Lumber	19,250	0.01%	45,000	1,100	23,250
Metals	3,089,429	2.23%	3,284,303	1,878,846	2,675,582
Softs	1,197,394	0.86%	1,546,718	1,197,394	1,337,594

Total	$14,603,313	10.52%

*	Average of month-end Values at Risk.

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

As of June 30, 2012, Waypoint Master’s total capitalization was $33,578,640. The Partnership owned approximately 54.1% of Waypoint Master. As of June 30, 2012, Waypoint Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Waypoint for trading) was as follows:

June 30, 2012

			Three months ended June 30, 2012
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$804,383	2.40%	$6,148,305	$804,383	$3,456,790
Energy	38,000	0.11%	56,100	17,100	31,367
Interest Rates U.S.	279,450	0.83%	279,450	25,200	182,433
Interest Rates Non-U.S.	300,700	0.90%	1,695,062	67,627	623,828
Softs	33,800	0.10%	136,300	31,200	89,500

Total	$1,456,333	4.34%

*	Average of month-end Values at Risk.

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

As of June 30, 2012, PGR Master’s total capitalization was $45,581,841. The Partnership owned approximately 72.1% of PGR Master. As of June 30, 2012, PGR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to PGR for trading) was as follows:

June 30, 2012

			Three months ended June 30, 2012
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$403,280	0.88%	$1,035,798	$403,280	$731,220
Energy	643,150	1.41%	1,418,646	290,285	691,843
Grains	126,725	0.28%	283,024	126,725	167,538
Indices	798,859	1.75%	2,339,303	798,859	1,592,044
Interest Rates U.S.	485,475	1.06%	1,040,100	485,475	764,767
Interest Rates Non -U.S.	2,488,629	5.46%	4,045,515	2,488,629	2,585,168
Livestock	7,200	0.02%	49,200	7,200	25,600
Metals	631,250	1.39%	1,007,250	257,000	631,833
Softs	225,523	0.50%	418,734	225,523	295,138

Total	$5,810,091	12.75%

*	Average of month-end Values at Risk.

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

As of June 30, 2012, Blackwater Master’s total capitalization was $76,395,017. The Partnership owned approximately 45.4% of Blackwater Master. As of June 30, 2012, Blackwater Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Blackwater for trading) was as follows:

June 30, 2012

			Three months ended June 30, 2012
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$4,193,158	5.49%	$5,515,620	$2,549,371	$3,927,036
Energy	200,100	0.26%	1,965,000	200,100	721,507
Grains	211,675	0.28%	1,015,435	211,675	370,525
Indices	3,538,028	4.63%	4,320,542	1,980,078	3,082,890
Interest Rates U.S.	1,044,100	1.37%	1,044,100	366,750	802,017
Interest Rates Non -U.S.	2,263,401	2.96%	3,185,250	2,263,401	2,542,944
Metals	2,469,739	3.23%	2,525,190	1,285,422	2,074,740

Total	$13,920,201	18.22%

*	Average of month-end Values at Risk.

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

As of June 30, 2012, JEM Master’s total capitalization was $46,941,255. The Partnership owned approximately 72.7% of JEM Master. As of June 30, 2012, JEM Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to JE Moody for trading) was as follows:

June 30, 2012

	Value at Risk	% of Total Capitalization	Three months ended June 30, 2012
Market Sector			High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$559,328	1.19%	$1,614,650	$559,328	$1,042,343
Grains	170,475	0.36%	443,300	170,475	216,425
Livestock	750,900	1.60%	946,600	561,000	696,633
Softs	22,800	0.05%	759,850	14,950	137,000

Total	$1,503,503	3.20%

*	Average of month-end Values at Risk.

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

As of June 30, 2012, FL Master’s total capitalization was $25,643,553. The Partnership owned approximately 63.6% of FL Master. As of June 30, 2012, FL Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Flintlock for trading) was as follows:

June 30, 2012

	Value at Risk	% of Total Capitalization	Three months ended June 30, 2012
Market Sector			High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$878,147	3.42%	$1,750,550	$14,750	$763,893
Grains	738,130	2.88%	1,128,750	22,250	798,310
Livestock	651,800	2.54%	1,021,200	68,100	784,150
Metals	182,225	0.71%	2,923,578	182,225	915,530
Softs	989,250	3.86%	1,191,050	45,600	864,633

Total	$3,439,552	13.41%

*	Average of month-end Values at Risk.

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

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership on the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods expected in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Partnership in the reports it files is accumulated and communicated to management, including the President and Chief Financial Officer (the “CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

The General Partner is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2012 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

The Partnership’s internal control over financial reporting is a process under the supervision of the General Partner’s President and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. These controls include policies and procedures that:

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The following information supplements and amends the discussion set forth under Part I, Item 3. “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which CGM or its subsidiaries is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.

CGM (together with Citigroup Inc. and its other subsidiaries, “Citigroup”) (formerly known as Salomon Smith Barney Inc.) is a New York corporation with its principal place of business at 388 Greenwich St., New York, New York 10013. CGM is registered as a broker-dealer and futures commission merchant (“FCM”), and provides futures brokerage and clearing services for institutional and retail participants in the futures markets. CGM and its affiliates also provide investment banking and other financial services for clients worldwide.

There have been no material administrative, civil or criminal actions within the past five years against CGM or any of its individual principals and no such actions are currently pending, except as follows.

ENRON CORP.

Beginning in 2002, Citigroup, CGM and certain executive officers and current and former employees (along with, in many cases, other investment banks and certain Enron officers and directors, lawyers and/or accountants) were named as defendants in a series of individual and alleged class action lawsuits related to Enron.

The alleged securities class action and all remaining individual actions (other than actions brought as part of Enron’s Chapter 11 bankruptcy proceeding) were consolidated or coordinated in the United States District Court for the Southern District of Texas. The consolidated securities class action, brought on behalf of an alleged class of individuals who purchased Enron securities (NEWBY, ET AL. v. ENRON CORP., ET AL.), alleged violations of Sections 11 and 15 of the Securities Act of 1933, as amended, and Sections 10 and 20 of the Securities Exchange Act of 1934. Citigroup agreed to settle this action on June 10, 2005. Under the terms of the settlement, approved by the District Court on May 24, 2006, $2.18 billion was paid to an escrow account for the benefit of the settlement class, which consists of all purchasers of publicly traded equity and debt securities issued by Enron and Enron-related entities between September 9, 1997 and December 2, 2001. The amount paid to settle this action was covered by existing Citigroup litigation reserves.

On August 27, 2007, the District Court for the Southern District of New York in IN RE ENRON CORP. reversed the rulings of the federal bankruptcy court that certain bankruptcy claims held by Citigroup transferees could be equitably subordinated or disallowed solely because of the alleged misconduct of Citigroup, and remanded for further proceedings.

On April 4, 2008, Citigroup announced an agreement to settle actions filed by Enron in its Chapter 11 bankruptcy proceedings seeking to recover payments to Citigroup as alleged preferences or fraudulent conveyances, to disallow or equitably subordinate claims of Citigroup and Citigroup transferees on the basis of alleged fraud, and to recover damages from Citigroup for allegedly aiding and abetting breaches of fiduciary duty. Under the terms of the settlement, approved by the Bankruptcy Court for the Southern District of New York on April 24, 2008, Citigroup made a pretax payment of $1.66 billion to Enron, and waived certain claims against Enron’s estate. Enron also allowed specified Citigroup-related claims in the bankruptcy proceeding, including all of the bankruptcy claims of parties holding approximately $2.4 billion of Enron credit-linked notes (“CLNs”), and released all claims against Citigroup. Citigroup separately agreed to settle an action brought by certain trusts that issued the CLNs in question, by the related indenture trustee and by certain holders of those securities. The amounts paid to settle these actions were covered by existing Citigroup litigation reserves.

On February 14, 2008, Citigroup agreed to settle CONNECTICUT RESOURCES RECOVERY AUTHORITY v. LAY, ET AL., an action brought by the Attorney General of Connecticut in connection with an Enron-related transaction; subsequently, the district court dismissed the case on March 5, 2008. The amount paid to settle this action was covered by existing Citigroup litigation reserves.

Over the first two quarters of 2008, Citigroup agreed to settle the following cases, brought by clients of a single law firm in connection with the purchase and holding of Enron securities, and naming Citigroup as a third-party defendant: (1) AHLICH v. ARTHUR ANDERSEN, L.L.P.; (2) DELGADO v. FASTOW; (3) PEARSON v. FASTOW; (4) ROSEN v. FASTOW; (5) BULLOCK v. ARTHUR ANDERSEN, L.L.P.; (6) CHOUCROUN v. ARTHUR ANDERSEN, L.L.P.; (7) GUY v. ARTHUR ANDERSEN, L.L.P. (8) ADAMS v. ARTHUR ANDERSEN, L.L.P.; (9) JOSE v. ARTHUR ANDERSEN, L.L.P.; and (10) ODAM, ET AL., v. ENRON CORP., ET AL. The amount paid to settle these actions was covered by existing Citigroup litigation reserves.

On May 23, 2008, Citigroup agreed to settle SILVERCREEK MANAGEMENT INC., ET AL. v. SALOMON SMITH BARNEY, INC. ET AL., and SILVERCREEK MANAGEMENT INC., ET AL. v. CITIGROUP INC., ET AL., two actions brought by investors in Enron debt securities. The amount paid to settle this action was covered by existing Citigroup litigation reserves. On May 30, 2008, the Southern District of Texas approved Citigroup’s settlement of WESTPAC BANKING CORP. v. CITIBANK, N.A., an action arising out of an Enron-related credit derivative transaction between Citibank and the plaintiff. The amount paid to settle this action was covered by existing Citigroup litigation reserves. On July 9, 2008, Citigroup agreed to settle PUBLIC UTILITY DISTRICT NO. 1 OF SNOHOMISH COUNTY, WASHINGTON v. CITIGROUP, ET AL., an action brought by a utility in connection with alleged electricity overcharges by Enron. The amount paid to settle this action was covered by existing Citigroup litigation reserves.

A number of other individual actions have been settled, including, on January 21, 2009, the parties settled VANGUARD BALANCED INDEX FUND, ET AL. v. CITIGROUP, ET AL., an action filed in 2003 in Pennsylvania state court by certain investment funds, and asserting claims under state securities and common law, arising out of plaintiffs’ purchase of certain Enron-related securities. The case had been coordinated with NEWBY (discussed above) until it was remanded to the United States District Court for the Eastern District of Pennsylvania in June 2008. Pursuant to the settlement, the case was voluntarily dismissed on February 4, 2009.

On May 14, 2009, a settlement agreement was executed among the parties in DK ACQUISITION PARTNERS, L.P., ET AL. v. J.P. MORGAN CHASE & CO., ET AL. and AVENUE CAPITAL MANAGEMENT II, L.P., ET AL. v. J.P. MORGAN CHASE & CO., ET AL. On June 3, 2009, a settlement agreement was executed among the parties in UNICREDITO ITALIANO, SpA, ET AL. v. J.P. MORGAN CHASE BANK, ET AL. The three actions, which were consolidated and pending trial in the United States District Court for the Southern District of New York, were brought against Citigroup and certain of its affiliates, and JPMorgan Chase and certain of its affiliates, in their capacity as co-agents on certain Enron revolving credit facilities. Pursuant to the settlements, the cases were dismissed with prejudice.

WORLDCOM, INC.

Beginning in 2002, Citigroup, CGM and certain executive officers and current and former employees were named as defendants—along with twenty-two other investment banks, certain current and former WorldCom officers and directors, and WorldCom’s former auditors—in a consolidated class action (IN RE WORLDCOM, INC. SECURITIES LITIGATION) brought on behalf of individuals and entities who purchased or acquired publicly traded securities of WorldCom between April 29, 1999 and June 25, 2002. The class settlement became final in March 2006.

Following the resolution of all other individual actions by settlements and other resolutions, one individual action remains pending on appeal in the Second Circuit, HOLMES, et al. v. GRUBMAN, et al., which was brought by an individual and entities who opted out of the WorldCom securities class action settlement. On October 13, 2006, this action was dismissed with prejudice by the District Court for the Southern District of New York. On June 3, 2009, the Second Circuit certified certain state law questions to be resolved by the Georgia Supreme Court, which has issued an opinion answering those questions. The Second Circuit has not yet decided the appeal. On June 23, 2010, the Second Circuit affirmed the dismissal of the remaining claims in HOLMES v. GRUBMAN. Petitioners-plaintiffs submitted a petition for certiorari to the United States Supreme Court seeking review of the decision of the Second Circuit, affirming dismissal of the action.

RESEARCH

Customer Class Actions

In March 2004, an alleged research-related customer class action alleging various state law claims arising out of the issuance of allegedly misleading research analyst reports concerning numerous issuers was filed against certain Citigroup affiliates in Illinois state court. On October 13, 2011, the court entered an order dismissing with prejudice all class-action claims asserted in the action on the ground that the Securities Litigation Uniform Standards Act of 1998 precludes those claims. The court granted leave for the alleged representative plaintiff to file an amended complaint asserting only his individual claims within 21 days. An amended complaint was not filed within the 21-day period. The alleged representative plaintiff has filed a notice of appeal from the court’s October 13, 2011 order.

Global Crossing, Ltd.

On or about January 28, 2003, lead plaintiff in a consolidated alleged class action in the United States District Court for the Southern District of New York (IN RE GLOBAL CROSSING, LTD. SECURITIES LITIGATION) filed a consolidated complaint on behalf of purchasers of the securities of Global Crossing and its subsidiaries, which named as defendants, among others, Citigroup, CGM and certain executive officers and current and former employees, asserting claims under the federal securities laws for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with Global Crossing in connection with published investment research. On March 22, 2004, lead plaintiff amended its consolidated complaint to add claims on behalf of purchasers of the securities of Asia Global Crossing. The added claims asserted causes of action under the federal securities laws and common law in connection with CGM’s research reports about Global Crossing and Asia Global Crossing and for CGM’s roles as an investment banker for Global Crossing and as an underwriter in the Global Crossing and Asia Global Crossing offerings. The Citigroup-Related Defendants moved to dismiss all of the claims against them on July 2, 2004. The plaintiffs and the Citigroup-Related Defendants entered into a settlement agreement that was preliminarily approved by the Court on March 8, 2005, and was finally approved on June 30, 2005. The amount to be paid in settlement is covered by existing litigation reserves.

In addition, on or about January 27, 2004, the Global Crossing Estate Representative filed in the United States Bankruptcy Court for the Southern District of New York an adversary proceeding against Citigroup and several other financial institutions seeking to rescind the payment of a $1 billion loan made to a subsidiary of Global Crossing. The Citigroup-Related Defendants moved to dismiss the latter action on May 28, 2004, which motion remains pending. In addition, actions asserting claims against Citigroup and certain of its affiliates relating to CGM Global Crossing research reports are pending in numerous arbitrations around the country. On August 20, 2008, Plaintiff filed an amended complaint that narrowed the pending claims. Citigroup has yet to respond to the amended complaint.

Telecommunications Research Class Actions

Beginning in May 2002, Citigroup, CGM and certain executive officers and current and former employees were named as defendants in a series of alleged class action lawsuits and arbitration demands by purchasers of various securities, alleging violations of the federal securities laws, including Sections 10 and 20 of the Securities Exchange Act of 1934 for allegedly issuing research reports without a reasonable basis in fact and for allegedly failing to disclose conflicts of interest with companies in connection with published investment research. The Citigroup research analyst reports concerned seven issuers: AT&T Corp. (“AT&T”), Winstar Communications, Inc., Level 3 Communications, Inc., Metromedia Fiber Network, Inc. (“MFN”), XO Communications, Inc., Williams Communications Group Inc., and Focal Communications, Inc. These alleged class actions were assigned to a single judge in the United States District Court for the Southern District of New York for coordinated proceedings. The court consolidated these actions into seven separate proceedings corresponding to the seven issuers of securities involved.

On January 6, 2005, the district court granted in part and denied in part Citigroup’s motion to dismiss the claims against it in the MFN action, In re SALOMON ANALYST METROMEDIA LITIGATION. On June 20, 2006, the district court certified the plaintiff class in the MFN action. The District Court’s class certification decision is on appeal in the United States Court of Appeals for the Second Circuit, and oral argument was held in January 2008. On September 30, 2008, the district court’s class certification decision was vacated on appeal by the United States Court of Appeals for the Second Circuit. On October 1, 2008, the parties reached a settlement pursuant to which Citigroup will pay $35 million to members of the settlement class that purchased or otherwise acquired MFN securities during the class period; the settlement was preliminarily approved by the district court on November 19, 2008. On February 27, 2009, the district court approved the class action settlement, and entered a final judgment dismissing the action with prejudice.

CREDIT-CRISIS-RELATED LITIGATION AND OTHER MATTERS

Citigroup and certain of its subsidiaries have been named as defendants in numerous legal actions and other proceedings asserting claims for damages and related relief for losses arising from the global financial credit and subprime-mortgage crisis that began in 2007. Such matters include, among other types of proceedings, claims asserted by: (i) individual investors and purported classes of investors in Citigroup’s common and preferred stock and debt, alleging violations of the federal securities laws; (ii)

individual investors and purported classes of investors in, and issuers of, auction rate securities alleging violations of the federal securities and antitrust laws; (iii) counterparties to significant transactions adversely affected by developments in the credit and subprime markets; (iv) individual investors and purported classes of investors in securities and other investments underwritten, issued or marketed by Citigroup, including collateralized debt obligations (“CDOs”), mortgage-backed securities (“MBS”), auction-rate securities (“ARS”), investment funds, and other structured or leveraged instruments, that have suffered losses as a result of the credit crisis; (v) municipalities, related entities and individuals asserting public nuisance claims; and (vi) individual borrowers asserting claims related to their loans. These matters have been filed in state and federal courts across the country, as well as in arbitrations before the Financial Industry Regulatory Authority (“FINRA”) and other arbitration associations.

In addition to these litigations and arbitrations, Citigroup continues to cooperate fully in response to subpoenas and requests for information from the Securities and Exchange Commission (“SEC”), FINRA, the Federal Housing Finance Agency (“FHFA”, state attorneys general, the Department of Justice and subdivisions thereof, bank regulators, and other government agencies and authorities in connection with various formal and informal inquiries concerning Citigroup’s subprime and other mortgage-related conduct and business activities, as well as other business activities affected by the credit crisis. These business activities include, but are not limited to, Citigroup’s sponsorship, packaging, issuance, marketing, servicing, and underwriting of CDOs and residential mortgage-backed securities (“RMBS”) and its origination, sale or other transfer, servicing, and foreclosure of residential mortgages.

On October 19, 2011, in connection with its industry wide investigation concerning CDO-related business activities, the SEC filed a complaint in the United States District Court for the Southern District of New York regarding Citigroup’s structuring and sale of the Class V Funding III CDO transaction (“Class V”), which alleged that CGM negligently misrepresented key deal terms of the Class V CDO. On the same day, the SEC and Citigroup announced a settlement of the SEC’s claims, subject to judicial approval, and the SEC filed a proposed final judgment pursuant to which Citigroup’s U.S. broker-dealer CGM agreed to disgorge $160 million, and pay $30 million in prejudgment interest and a $95 million penalty. On November 28, 2011, the district court issued an order refusing to approve the proposed settlement and ordering trial to begin on July 16, 2012. On December 15 and 19, 2011, respectively, the SEC and CGM filed notices of appeal from the district court’s November 28 order. On December 27, 2011, the United States Court of Appeals for the Second Circuit granted an emergency stay of further proceedings in the district court, pending the Second Circuit’s ruling on the SEC’s motion to stay the district court proceedings during the pendency of the appeals. On March 15, 2012, the Second Circuit granted a stay of the district court proceedings pending resolution of the appeals.

Federal and state regulators, including the SEC, also have served subpoenas or otherwise requested information related to Citigroup’s issuing, sponsoring, or underwriting of MBS. These inquiries include a subpoena from the Civil Division of the Department of Justice that Citigroup received on January 27, 2012.

Subprime Mortgage–Related Litigation and Other Matters

Beginning in November 2007, Citigroup and a number of current and former officers, directors, and employees have been named as defendants in numerous complaints brought by Citigroup shareholders, investors, counterparties and others concerning Citigroup’s activities relating to subprime mortgages, including Citigroup’s exposure to CDOs, MBS), and structured investment vehicles, Citigroup’s underwriting activity for subprime mortgage lenders, and Citigroup’s more general involvement in subprime- and credit-related activities.

Securities Actions: Citigroup has been named as a defendant in four alleged class actions filed in the United States District Court for the Southern District of New York. On August 19, 2008, these actions were consolidated under the caption IN RE CITIGROUP INC. SECURITIES LITIGATION. The consolidated amended complaint asserts claims arising under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 on behalf of an alleged class of purchasers of Citigroup common stock from January 1, 2004 through January 15, 2009. On November 9, 2010, the district court issued an opinion and order dismissing all claims except those arising out of Citigroup’s exposure to CDOs for the time period February 1, 2007 through April 18, 2008. Fact discovery is underway. Plaintiffs have not yet quantified the alleged class’ alleged damages. During the alleged class period, as narrowed by the district court, the price of Citigroup’s common stock declined from $54.73 at the beginning of the period to $25.11 at the end of the period. (These share prices represent Citigroup’s common stock prices prior to its 1-for-10 reverse stock split, effective May 6, 2011.)

Citigroup and CGM have been named as defendants in two alleged class actions filed in the United States District Court for the Southern District of California, but since transferred by the Judicial Panel on Multidistrict Litigation to the United States District Court for the Southern District of New York. In the consolidated action, lead plaintiffs assert claims on behalf of an alleged class of participants in Citigroup’s Voluntary Financial Advisor Capital Accumulation Plan from November 2006 through January 2009. On June 7, 2011, the district court granted defendants’ motion to dismiss the complaint and subsequently entered judgment. On November 14, 2011, the district court granted in part plaintiffs’ motion to alter or amend the judgment and granted plaintiffs leave to amend the complaint. On November 23, 2011, plaintiffs filed an amended complaint alleging violations of Section 12 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934. Defendants filed a motion to dismiss certain of plaintiffs’ claims on December 21, 2011.

On September 30 and October 28, 2008, Citigroup, certain Citigroup entities, certain current and former directors and officers of Citigroup and Citigroup Funding, Inc., and certain underwriters of Citigroup notes (including CGM) were named as defendants in two alleged class actions filed in New York state court but since removed to the United States District Court for the Southern District of New York. These actions allege violations of Sections 11, 12, and 15 of the Securities Act of 1933, as amended, arising out of forty-eight corporate debt securities, preferred stock, and interests in preferred stock issued by Citigroup and related issuers over a two-year period from 2006 to 2008. On December 10, 2008, these two actions were consolidated under the caption IN RE CITIGROUP INC. BOND LITIGATION, and lead plaintiff and counsel were appointed. On January 15, 2009, plaintiffs filed a consolidated class action complaint.

On March 13, 2009, defendants filed a motion to dismiss the complaint. On July 12, 2010, the district court issued an order and opinion granting in part and denying in part defendants’ motion to dismiss. The court’s order, among other things, dismissed plaintiffs’ claims under Section 12 of the Securities Act of 1933, as amended, but denied defendants’ motion to dismiss certain claims under Section 11 of that Act. A motion for partial reconsideration of the latter ruling in pending. On September 30, 2010, the district court entered a scheduling order in IN RE CITIGROUP INC. BOND LITIGATION. Fact discovery has commenced. On March 11, 2011, lead plaintiffs in IN RE CITIGROUP INC. BOND LITIGATION filed a motion seeking class certification. Plaintiffs have not yet quantified the alleged class’s alleged damages. Because of the preliminary stage of the proceedings, Citigroup cannot at this time estimate the possible loss or range of loss, if any, for this action or predict the timing of its eventual resolution.

Several institutions and sophisticated investors that purchased debt and equity securities issued by Citigroup and related issuers have also filed actions on their own behalf against Citigroup and certain of its subsidiaries in the Southern District of New York and the Court of Common Pleas for Philadelphia County. These actions assert claims similar to those asserted in the IN RE CITIGROUP INC. SECURITIES LITIGATION and IN RE CITIGROUP INC. BOND LITIGATION actions described above. Collectively, these investors seek damages exceeding $1 billion.

Underwriting Actions. Certain Citigroup affiliates have been named as defendants arising out of their activities as underwriters of securities in actions brought by investors in securities of issuers adversely affected by the credit crisis, including AIG, Fannie Mae, Freddie Mac, Ambac and Lehman, among others. These matters are in various stages of litigation. As a general matter, issuers indemnify underwriters in connection with such claims. In certain of these matters, however, Citigroup affiliates are not being indemnified or may in the future cease to be indemnified because of the financial condition of the issuer.

On September 28, 2011, the United States District Court for the Southern District of New York approved a stipulation of settlement with the underwriter defendants in IN RE AMBAC FINANCIAL GROUP, INC. SECURITIES LITIGATION and judgment was entered. A member of the settlement class has appealed the judgment to the United States Court of Appeals for the Second Circuit. On December 22, 2011, the underwriter defendants moved to dismiss the appeal.

Discrimination in Lending Actions. Two alleged class actions have been filed alleging claims of racial discrimination in mortgage lending under the Equal Credit Opportunity Act, the Fair Housing Act, and/or the Civil Rights Act. The first action, PUELLO, ET AL. v. CITIFINANCIAL SERVICES, INC., ET AL., was filed against Citigroup and its affiliates in the United States District Court for the District of Massachusetts. The second action, NAACP v. AMERIQUEST MORTGAGE CO., ET AL., was filed against one of Citigroup’s affiliates in the United States District Court for the Central District of California. In each action, defendants’ motions to dismiss have been denied. On September 21, 2009, the United States District Court for the Central District of California denied defendant CitiMortgage’s motion for summary judgment and granted its motion to strike the jury demand.

Counterparty and Investor Actions. Citigroup and certain of its subsidiaries have been named as defendants in actions brought in various state and federal courts, as well as in arbitrations, by counterparties and investors that claim to have suffered losses as a result of the credit crisis. Those actions include claims asserted by investors in CDO-related transactions, including Moneygram Payment Systems, Inc., which filed a lawsuit in Minnesota state court on October 26, 2011, alleging misstatements in connection with the sale of CDO securities. Additional actions asserting claims related to investments or participation in CDO-related transactions may be filed in the future.

Ambac. Counterparties to transactions involving CDOs, SIVs, credit default swaps (“CDS”), and other instruments related to investments in mortgage-backed securities have sued Citigroup on a variety of theories. On August 3, 2009, one such counterparty filed an action—AMBAC CREDIT PRODUCTS, LLC v. CITIGROUP INC., et al.—in New York Supreme Court, County of New York, alleging various claims including fraud and breach of fiduciary duty in connection with Citigroup’s purchase of CDS from Ambac as credit protection for a $1.95 billion super-senior tranche of a CDO structured by Citigroup, the underlying assets of which allegedly included subprime mortgage-backed securities. Ambac alleges, among other things, that Citigroup misrepresented the nature of the risks that were being transferred. On October 7, 2009, defendants filed a motion to dismiss the complaint. On June 7, 2010, in connection with a global settlement agreement between Ambac and Citigroup, the parties stipulated to a discontinuation with prejudice.

In August 2011, two Saudi nationals and related entities commenced a FINRA arbitration against CGM alleging $380 million in losses resulting from certain options trades referencing a portfolio of hedge funds and certain credit facilities collateralized by a private equity portfolio. CGM did not serve as the counterparty or credit facility provider in these transactions. In September 2011, CGM commenced an action in the United States District Court for the Southern District of New York seeking to enjoin the arbitration. Simultaneously with that filing, the Citigroup entities that served as the counterparty or credit facility provider to the transactions commenced actions in London and Switzerland for declaratory judgments of no liability.

RMBS Litigation and Other Matters

During the period 2005 through 2008, Citigroup affiliates (including both S&B and Consumer mortgage entities) sponsored approximately $91 billion in private-label mortgage-backed securitization transactions, of which approximately $35 billion remained outstanding at September 30, 2011. Losses to date on these issuances are estimated to be approximately $9.3 billion. From time to time, investors or other parties to such securitizations have contended, or may in the future contend, that Citigroup affiliates involved in the securitizations are responsible for such losses because of misstatements or omissions in connection with the issuance and underwriting of the securities, breaches of representations and warranties with respect to the underlying mortgage loans, or for other reasons. Beginning in July 2010, several investors, including Cambridge Place Investment Management, The Charles Schwab Corporation, the Federal Home Loan Bank of Chicago, the Federal Home Loan Bank of Indianapolis, Allstate Insurance Company, the Federal Home Loan Bank of Boston, the Union Central Life Insurance Co., Ameritas Life Insurance Corp., and Acacia Life Insurance Co. and affiliated entities have filed lawsuits against Citigroup and certain of its affiliates alleging actionable misstatements or omissions in connection with the issuance and underwriting of residential mortgage-backed securities. As a general matter, plaintiffs in these actions are seeking rescission of their investments or other damages. These actions, which are in their early procedural stages, allege claims against Citigroup and certain of its affiliates in connection with approximately $1.5 billion of residential mortgage-backed securities. Because these proceedings are in their preliminary stages, Citigroup cannot at this time estimate the possible loss or range of loss, if any, for these actions or predict the timing of their eventual resolution. Other purchasers of MBS or CDOs sold or underwritten by Citigroup affiliates have threatened to file lawsuits asserting similar claims, some of which Citigroup has agreed to toll pending further discussions with these investors.

On July 14, 2011, plaintiff filed an amended complaint in FEDERAL HOME LOAN BANK OF INDIANAPOLIS v. BANC OF AMERICA MORTGAGE SECURITIES, INC., ET AL., which no longer names Citigroup or any of its affiliates as defendants.

On September 2, 2011, the Federal Housing Finance Agency (“FHFA”) filed four lawsuits against Citigroup and certain of its subsidiaries alleging actionable misstatements or omissions in connection with the issuance and/or underwriting of RMBS. The FHFA has asserted similar claims against numerous other financial institutions. The FHFA seeks rescission of investments made by Fannie Mae and Freddie Mac, and/or other damages.

On September 9, 2011, the Western & Southern Life Insurance Company and other entities filed an amended complaint against CGM, as well as other financial institutions, alleging actionable misstatements or omissions in connection with the sale of residential mortgage-backed securities. In addition, other purchasers of residential mortgage-backed securities sold or underwritten by Citigroup affiliates have threatened to file lawsuits asserting similar claims, some of which Citigroup has agreed to toll pending further discussions with those investors.

Given the continued and increased focus on mortgage-related matters, as well as the increasing level of litigation and regulatory activity relating to mortgage loans and mortgage-backed securities, the level of inquiries and assertions respecting securitizations may further increase. These inquiries and assertions could lead to actual claims for breaches of representations and warranties, or to litigation relating to such breaches or other matters.

Auction Rate Securities–Related Litigation and Other Matters

Beginning in March 2008, Citigroup and certain of its subsidiaries have been named as defendants in numerous actions and proceedings brought by Citigroup shareholders and customers concerning ARS. In addition to those matters described below, these have included, among others, numerous arbitrations filed by customers of Citigroup and its subsidiaries seeking damages in connection with investments in ARS, which are in various stages of proceedings, and a derivative action filed against certain Citigroup officers and directors, which has been dismissed. A committee of Citigroup’s Board of Directors is reviewing a demand sent to the Board following the dismissal of the derivative action.

Securities Actions. Beginning in March 2008, Citigroup, CGM and their affiliates and certain current and former officers, directors, and employees, have been named as defendants in several individual and alleged class action lawsuits related to ARS. These have included, among others: (i) numerous lawsuits and arbitrations filed by customers of Citigroup and its affiliates seeking damages in connection with investments in ARS; (ii) a consolidated alleged class action asserting claims for federal securities violations, which has been dismissed and is now pending on appeal; (iii) two alleged class actions asserting violations of Section I of the Sherman Act, which have been dismissed and are now pending on appeal; and (iv) a derivative action filed against certain Citigroup officers and directors, which has been dismissed. In addition, based on an investigation, report and recommendation from a committee of Citigroup’s Board of Directors, the Board refused a shareholder demand that was made after dismissal of the derivative action.

Hansen Beverage Co. v. Citigroup Inc., et al. On July 11, 2008, a complaint was filed against Citigroup, CGM and Smith Barney, alleging violations of Sections 10 and 20 of the Securities Exchange Act of 1934 and the Investment Advisers Act arising out of plaintiff’s investment in ARS. On September 22, 2008, the Citigroup defendants filed a motion to compel arbitration, which was granted on October 10, 2008. A motion to reconsider the district court’s decision was denied on October 21, 2008. This action is currently stayed, pending arbitration.

Antitrust Actions. MAYOR & CITY COUNCIL OF BALTIMORE, MARYLAND v. CITIGROUP INC., ET AL. and RUSSELL MAYFIELD, ET AL. v. CITIGROUP INC., ET AL., are lawsuits filed in the Southern District of New York on behalf of a purported class of ARS issuers and investors, respectively, against Citigroup, CGM and various other financial institutions. In these actions, plaintiffs allege violations of Section 1 of the Sherman Act arising out of defendants’ alleged conspiracy to artificially restrain trade in the ARS market. On January 15, 2009, defendants filed motions to dismiss the complaints in these actions. On January 26, 2010, both actions were dismissed. The actions are now pending on appeal.

Governmental and Regulatory Matters. On August 7, 2008, Citigroup and certain of its subsidiaries reached a settlement with the New York Attorney General, the Securities and Exchange Commission, and other state regulatory agencies, pursuant to which Citigroup agreed to offer to purchase at par ARS that are not auctioning from all Citigroup individual investors, small institutions (as defined in by the terms of the settlement), and charities that purchased ARS from Citigroup prior to February 11, 2008. In addition, Citigroup agreed to pay a $50 million fine to the State of New York and a $50 million fine to the other state regulatory agencies.

Citigroup and certain of its affiliates are also subject to formal and informal investigations, as well as subpoenas and/or requests for information, from various governmental and self-regulatory agencies relating to auction rate securities. Citigroup and its affiliates are cooperating fully and are engaged in discussions on these matters.

Arbitrations. In addition to the various lawsuits discussed above, several arbitrations are pending against Citigroup and certain of its affiliates relating to ARS investments.

ASTA/MAT and Falcon–Related Litigation and Other Matters

ASTA/MAT and Falcon were alternative investment funds managed and marketed by certain Citigroup affiliates that allegedly suffered substantial losses during the credit crisis. The SEC is investigating the management and marketing of the ASTA/MAT and Falcon funds. Citigroup is cooperating fully with the SEC’s inquiry.

In addition, numerous investors in ASTA/MAT have filed lawsuits or arbitrations against Citigroup seeking recoupment of their alleged losses. Although many of these investor disputes have been resolved, others remain pending. In April 2011, a FINRA arbitration panel awarded two ASTA/MAT investors $54 million in damages and attorneys’ fees, including punitive damages, against Citigroup. In December 2011, the United States District Court for the District of Colorado entered an order confirming the FlNRA panel’s award. Citigroup has filed a notice of appeal to the 10th Circuit Court of Appeals.

Arbitrations: In addition to the various lawsuits discussed above, several arbitrations are pending against Citigroup and certain of its affiliates relating to ASTA/MAT investments. On April 11, 2011, a FINRA arbitration panel in Denver awarded $54 million in damages and attorneys’ fees, including punitive damages, to claimants Jerry Murdock Jr. and Gerald Hosier arising out of their alleged losses in the ASTA/MAT and other funds.

Governmental and Regulatory Matters. Citigroup and certain of its affiliates are subject to formal and informal investigations, as well as subpoenas and/or requests for information, from various governmental and self-regulatory agencies relating to the marketing and management of the Falcon and ASTA/MAT funds. Citigroup and its affiliates are cooperating fully and are engaged in discussions on these matters.

ADELPHIA COMMUNICATIONS CORPORATION

On July 6, 2003, an adversary proceeding was filed by the Official Committee of Unsecured Creditors on behalf of Adelphia Communications Corporation against certain lenders and investment banks, including CGM, Citibank, N.A., Citicorp USA, Inc., and Citigroup Financial Products, Inc. (together, the “Citigroup Parties”). The complaint alleged that the Citigroup Parties and numerous other defendants committed acts in violation of the Bank Holding Company Act, the Bankruptcy Code, and

common law. It sought an unspecified amount of damages. In November 2003, a similar adversary proceeding was filed by the Equity Holders Committee of Adelphia, asserting additional statutory and common law claims. In June 2004, motions to dismiss were filed with respect to the complaints of the two committees. Those motions were decided by the bankruptcy court, and were granted in part and denied in part. The district court affirmed in part and reversed in part the bankruptcy court’s decision. The Adelphia Recovery Trust (“ART”), which replaced the committees as the plaintiff in the action, filed an amended complaint on behalf of the Adelphia Estate, consolidating the two prior complaints; motions to dismiss the amended complaint and answers were filed. The district court granted in part and denied in part the defendants’ motions to dismiss the consolidated complaint. The ART’s appeal to the Second Circuit from that partial dismissal is pending. Before the district court, the parties are briefing summary judgment. On September 22, 2010, the ART agreed in principle to settle its claims against numerous pre-petition lenders and investment banks, including Citigroup, in the action entitled ADELPHIA RECOVERY TRUST v. BANK OF AMERICA N.A., ET AL., 05 Civ. 9050 (S.D.N.Y.). The agreement in principle is subject to execution of a final settlement agreement and court approval.

In addition, CGM is among the underwriters named in numerous civil actions brought to date by investors in Adelphia debt securities in connection with Adelphia securities offerings between September 1997 and October 2001. Three of the complaints also assert claims against Citigroup Inc. and Citibank, N.A. All of the complaints allege violations of federal securities laws, and certain of the complaints also allege violations of state securities laws and the common law. The complaint seeks unspecified damages. In December 2003, a second amended complaint was filed and consolidated before the same judge of the United States District Court for the Southern District of New York. In February 2004, motions to dismiss the class and individual actions pending in the United States District Court for the Southern District of New York were filed. In May and July of 2005, the United States District Court for the Southern District of New York granted motions to dismiss several claims, based on the running of applicable statute of limitations, asserted in the alleged class and individual actions being coordinated under IN RE ADELPHIA COMMUNICATIONS CORPORATION SECURITIES AND DERIVATIVE LITIGATION. With the exception of one individual action that was dismissed with prejudice, the court granted the alleged class and individual plaintiffs leave to re-plead certain of those claims the court found to be time-barred. Without admitting any liability, CGM and numerous other financial institution defendants settled IN RE ADELPHIA COMMUNICATIONS CORPORATION SECURITIES AND DERIVATIVE LITIGATION for a total of $250 million, and the settlement was approved in November 2006. Two of the additional remaining individual complaints have been settled. Following settlements of the class action, which is pending appeal, and other individual actions, two cases remain outstanding. The Second Circuit is considering whether the plaintiff in one has proper standing to sue. In September 2007, motions to dismiss in the other case were granted in part and denied in part.

IPO SECURITIES LITIGATION

In April 2002, consolidated amended complaints were filed against CGM and other investment banks named in numerous alleged class actions filed in the United States District Court for the Southern District of New York, alleging violations of certain federal securities laws (including Section 11 of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934) with respect to the allocation of shares for certain initial public offerings, related aftermarket transactions and damage to investors caused by allegedly biased research analyst reports.

Defendants’ motion to dismiss was denied. On October 13, 2004, the court granted in part the motion to certify class actions for six focus cases in the securities litigation. CGM is not a defendant in any of the six focus cases. In December 2006, the United States Court of Appeals for the Second Circuit reversed the district court and held that the classes could not be certified. Plaintiffs filed a petition for rehearing in January 2007; that petition was denied, and the case was remanded to the lower court. Plaintiffs filed amended pleadings in August 2007 and a new motion for class certification in September 2007. Defendants moved to dismiss the amended pleadings in November 2007 and filed an opposition to the new motion for class certification in December 2007. On March 26, 2008, the United States District Court for the Southern District of New York denied in part and granted in part Defendants’ motions to dismiss the amended complaints. Following mediation, a settlement in principle was reached, subject to negotiation of definitive documentation and court approval. On June 10, 2009, the district court entered an order preliminarily approving the proposed settlement of this matter and scheduling a hearing to determine whether the proposed settlement should be finally approved. In October 2009, the district court entered an order granting final approval of the settlement.

IPO ANTITRUST LITIGATION

Beginning in March 2001, several alleged class actions that were later consolidated into a single class action were filed in the Southern District of New York against CGM and other investment banks, alleging violations of certain federal and state antitrust laws in connection with the allocation of shares in initial public offerings when acting as underwriters. A separate alleged class action was filed against the same underwriter defendants as well as certain institutional investors alleging commercial bribery claims under the Robinson Patman Act arising out of similar allegations regarding IPO allocation conduct. On November 3, 2003, the district court granted CGM’s motion to dismiss the consolidated amended complaint in the antitrust case and the Robinson Patman complaint. Plaintiffs thereafter appealed the district court’s order dismissing the two actions. On September 28, 2005, the Second Circuit vacated the district court’s decision and ordered the cases remanded to the district court. In December 2006, the United States Supreme Court granted the underwriter defendants’ petition for certiorari to review the Second Circuit’s decision and set oral argument for March 2007.

On April 6, 2007, the Second Circuit panel that reversed the district court’s class certification decision denied plaintiffs’ petition for rehearing. The companion petition for rehearing en banc remains pending before the Second Circuit. On June 18, 2007, the United States Supreme Court ruled that the securities law precludes application of the antitrust laws to the claims asserted by plaintiffs, effectively terminating the litigation.

WAGE & HOUR EMPLOYMENT ACTIONS

Numerous financial services firms, including Citigroup and its affiliates, were named in alleged class actions alleging that certain present and former employees in California were entitled to overtime pay under state and federal laws; were subject to certain allegedly unlawful deductions under state law; or were entitled to reimbursement for employment related expenses incurred by them. The first of these class actions filed in the Fall of 2004 in the United States District Court for the Northern District of California, BAHRAMIPOUR v. CITIGROUP GLOBAL MARKETS INC., sought damages and injunctive relief on behalf of an alleged class of California employees. Similar complaints have been subsequently filed against CGM on behalf of certain statewide or nationwide alleged classes in (i) the United States District Courts for the Southern District of New York, the District of New Jersey, the Eastern District of New York, the District of Massachusetts, and the Middle District of Pennsylvania; and (ii) the New Jersey Superior Court. Without admitting any liability, CGM reached an agreement in principle, which is subject to court approval, to a nationwide settlement for up to approximately $98 million of various class actions asserting violations of state and federal laws relating to overtime and violations of various state laws relating to alleged unlawful payroll deductions. Additional alleged class action lawsuits alleging a variety of violations of state and federal wage and hour laws have been filed against various other Citigroup businesses.

MUTUAL FUNDS LITIGATION

Citigroup and certain of its affiliates were named in several class action litigations in various federal District Courts arising out of alleged violations of the federal securities laws, including the Investment Company Act, and common law (including breach of fiduciary duty and unjust enrichment). The claims concern practices in connection with the sale of mutual funds, including allegations involving market timing, revenue sharing, incentive payments for the sale of proprietary funds, undisclosed breakpoint discounts for the sale of certain classes of funds, inappropriate share class recommendations and inappropriate fund investments. The litigations involving market timing have been consolidated under the Multi District rules in the United States District Court for the District of Maryland (the “MDL action”), and the litigations involving revenue sharing, incentive payment and other issues were filed in the United States District Court for the Southern District of New York. The plaintiffs in these litigations generally seek unspecified compensatory damages, recessionary damages, injunctive relief, costs and fees. In the principal cases concerning revenue sharing, incentive payment and other issues, the lead plaintiff filed a consolidated and amended complaint on December 15, 2004. Citigroup defendants’ motion to dismiss the consolidated complaint was substantially granted; a motion to dismiss the remaining claim was filed. Several derivative actions and class actions were also dismissed against Citigroup defendants in the MDL action (the class actions were dismissed with leave to replead state law claims of unjust enrichment). Issues in the mutual-fund industry continue to receive scrutiny by various government regulators and SROs. CGM reached an agreement in principle with the NYSE to settle a matter related to its market-timing practices prior to September 2003.

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

FINRA SETTLEMENTS

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

On May 22, 2012, FINRA announced its acceptance of an AWC in which CGM, without admitting or denying the findings, consented to the entry of the AWC and a fine and censure of $3.5 million. FINRA found that, in connection with several RMBS issued between January 2006 and October 2007 and underwritten by CGM, certain mortgage performance information posted to a website used for the offerings was inaccurate. In addition, FINRA found that certain of CGM’s supervisory and documentation practices with respect to pricing, independent price verification and margin calls were insufficient in 2007. The charges included failure to supervise, failure to observe high standards of commercial honor and just and equitable principles of trade, and books and records violations.

TERRA FIRMA LITIGATION

In December 2009, plaintiffs, general partners of two related private equity funds, filed a complaint in New York state court, subsequently removed to the Southern District of New York, against certain Citigroup affiliates. Plaintiffs allege that during the May 2007 auction of the music company EMI, Citigroup, as advisor to EMI and as a potential lender to plaintiffs’ acquisition vehicle Maltby, fraudulently or negligently orally misrepresented the intentions of another potential bidder regarding the auction. Plaintiffs alleged that, but for the oral misrepresentations, Maltby would not have acquired EMl for approximately £4.2 billion. Plaintiffs further alleged that, following the acquisition of EMI, certain Citigroup entities tortiously interfered with plaintiffs’ business relationship with EMI. Plaintiffs sought billions of dollars in damages. On September 15, 2010, the district court issued an order granting in part and denying in part Citigroup’ s motion for summary judgment. Plaintiffs’ claims for negligent misrepresentation and tortious interference were dismissed. On October 18, 2010, a jury trial commenced on plaintiffs’ remaining claims for fraudulent misrepresentation and fraudulent concealment. The court dismissed the fraudulent concealment claim before sending the case to the jury. On November 4, 2010, the jury returned a verdict on the fraudulent misrepresentation claim in favor of Citigroup. Judgment dismissing the complaint was entered on December 9, 2010. Plaintiffs have appealed the judgment as to the negligent misrepresentation claim, the fraudulent concealment claim and the fraudulent misrepresentation claim.

OTHER MATTERS

Lehman Brothers Bankruptcy Proceedings. On March 18, 2011, Citigroup and certain of its subsidiaries were named as defendants in an adversary proceeding captioned LEHMAN BROTHERS INC. v. CITIBANK, N.A., ET AL. In the complaint, which asserts claims under federal bankruptcy and state law, the Securities Investor Protection Act Trustee alleges that a $1 billion cash deposit that Lehman Brothers Inc. (“LBI”), the broker dealer subsidiary of Lehman Brothers Holdings Inc. (“LBHI”), placed with Citibank prior to the commencement of liquidation proceedings should be returned to the bankruptcy estate, that Citibank’s setoff against the $1 billion deposit to satisfy its claims against LBI should be set aside, and that approximately $342 million in additional deposits by LBI currently held by Citibank and its affiliates should be returned to the estate. Citigroup has moved to dismiss the adversary complaint.

On September 15, 2008, LBHI subsidiary Lehman Brothers International (Europe) (“LBIE”) entered administration under English law. Since that time, Citigroup and certain of its subsidiaries have held as custodians approximately $2 billion of proprietary assets and cash of LBIE. During the course of LBIE’s administration, Citigroup and certain of its subsidiaries asserted a contractual right to retain the proprietary assets and cash as security for amounts owed to Citigroup and certain of its subsidiaries by LBIE and its affiliates (including LBHI and LBI), a right that the administrators for LBIE disputed. On June 28, 2011, Citigroup and certain of its subsidiaries entered into a settlement agreement with LBIE resolving the parties’ disputes with respect to LBIE’s proprietary assets and cash held by Citigroup and certain of its subsidiaries as custodians. Under the terms of the settlement, Citigroup and certain of its subsidiaries will return LBIE’s proprietary assets and cash and release all claims in respect of those assets and cash in exchange for releases, the payment of fees, and preservation of certain claims asserted by Citigroup and certain of its subsidiaries in LBIE’s insolvency proceedings in the United Kingdom.

27001 Partnership, et al. v. BT Securities Corp., et al.: In December 2004, 46 individual purchasers of 10-1/2% Senior Subordinated Notes (the “Notes”) issued in 1995 in connection with the leveraged recapitalization of Bruno’s Inc. sued the underwriters of the Notes, including Salomon Brothers, Inc., together with Bruno’s auditors, in Alabama state court. Plaintiffs brought state law claims arising out of, among other things, alleged material misrepresentations and omissions in the Prospectus issued in connection with the offering. The case was filed following the prior dismissal, after years of motion practice, of a lawsuit brought in April 2000 by the investment advisor to these 46 plaintiffs on behalf of its clients, which alleged identical claims against defendants. Plaintiffs allege that they purchased $190 million of the Notes and seek compensatory damages, punitive damages, attorneys’ fees and costs. After the commencement of the case in 2004, the parties engaged in extensive procedural motion practice, which resulted in the dismissal of several defendants on October 14, 2005. On August 25, 2009, 27001 PARTNERSHIP was consolidated with W.R. HUFF ASSET MANAGEMENT CO., LLC v. KOHLBERG KRAVIS ROBERTS & CO., L.P., also pending in the Circuit Court of Jefferson County, Alabama. The circuit court further held that the parties in 27001 PARTNERSHIP are to provide certain discovery materials to the parties in W.R. HUFF ASSET MANAGEMENT, but that the two cases would be tried separately. On September 18, 2009, defendants Salomon Brothers, Inc. and Chemical Securities, Inc. moved for summary judgment. On September 18, 2009, plaintiffs moved for partial summary judgment. In January 2010, prior to trial, the Citigroup subsidiaries and affiliates (the “Citigroup Defendants”) entered into a settlement conditioned on court approval. On March 24, 2010, pursuant to the settlement agreement, the Alabama state court entered an Order of Final Judgment and Dismissal and bar order, dismissing the Citigroup Defendants from the Bruno’s actions with prejudice.

W.R. Huff Asset Management Co., LLC v. Kohlberg Kravis Roberts & Co., L.P. In August 1999, W. R. Huff Asset Management Co., LLC filed this lawsuit (the “KKR Case”) on behalf of its clients who purchased 101/2% Senior Subordinated Notes issued in 1995 in connection with the leveraged recapitalization of Bruno ‘s, Inc. The case was filed in Alabama state court against Robinson Humphrey Co. LLC, which served as financial advisor to Bruno ‘s in connection with the leveraged recapitalization (and which later became a fully owned subsidiary of Salomon Smith Barney) and others. The KKR Case arises out of the same transaction at issue in 27001 PARTNERSHIP, ET AL. v. BT SECURITIES CORP., ET AL. (the “BT Securities Case” described above). The allegations and potential exposure in the KKR Case and BT Securities Case are similar, with plaintiffs seeking compensatory damages, punitive damages, attorneys’ fees, costs and pre-judgment interest in an amount they allege to be between approximately $250 million and $750 million. After years of motion practice over jurisdictional issues, on April 29, 2009, the Court of Appeals for the Eleventh Circuit affirmed the district court’s order allowing Huff to amend its complaint to substitute the same 46 individual noteholders named as plaintiffs in the BT Securities Case as plaintiffs in the KKR Case, resulting in remand of the case to Alabama state court. Defendants’ motion to strike the Fourth Amended Complaint and plaintiffs’ motion to consolidate the BT Securities and KKR Cases are pending. On August 6, 2009, the Circuit Court of Jefferson County, Alabama granted defendant Robinson Humphrey Co. LLC’s motion to strike the Fourth Amended Complaint on statute of limitations grounds, thereby dismissing Robinson Humphrey Co. LLC from the case. On August 25, 2009, the case was consolidated with 27001 PARTNERSHIP for discovery purposes but not for trial. In January 2010, prior to trial, the Citigroup defendants entered into a settlement conditioned on court approval.

Terra Securities ASA Konkursbo, et al. v. Citigroup Inc., et al. On August 10, 2009, Norwegian securities firm Terra Securities ASA Konkursbo and seven Norwegian municipalities filed a complaint in the United States District Court for the Southern District of New York against Citigroup, CGM and Citigroup Alternative Investments LLC. The complaint asserts, among other things, claims under Sections 10 and 20 of the Securities Exchange Act of 1934 and state law arising out of the municipalities’ investment in certain notes. Plaintiffs allege that, among other things, the municipalities invested in the notes after receiving purportedly false and materially misleading marketing materials that were allegedly prepared by defendants. On October 7, 2009, defendants filed a motion to dismiss.

Tribune Company Bankruptcy. Certain Citigroup entities have been named as defendants in adversary proceedings related to the Chapter 11 cases of Tribune Company (“Tribune”) pending in the U.S. Bankruptcy Court for the District of Delaware. The complaints set forth allegations arising out of the approximately $11 billion leveraged buyout (“LBO”) of Tribune in 2007. With respect to Citigroup, the complaints allege claims relating to Citigroup’s role as lender and advisor to Tribune in connection with the LBO and seek to avoid, recover, subordinate or disallow payments on LBO debt, as well as approximately $57 million in lender and advisory fees received by Citigroup and certain of its subsidiaries in connection with the LBO. The complaints also assert claims of aiding and abetting breaches of fiduciary duty by Tribune management as well as professional malpractice. The complaints have been stayed by court order pending a confirmation hearing on competing plans of reorganization. If confirmed, the plan proposed by the Debtors and others, and supported by Citigroup, would settle all claims relating to Citigroup’s role as lender. On February 11, 2011, Tribune and its debtor subsidiaries announced that most classes of voting creditors overwhelmingly approved the Debtors’ plan. The confirmation hearing before the Bankruptcy Court commenced on March 8, 2011. The parties completed their evidentiary presentations on April 12, 2011. The Bankruptcy Court confirmation hearing concluded on June 27, 2011. On October 31, 2011, the bankruptcy court denied confirmation of both the competing plans. A third amended plan of reorganization was then proposed, and confirmation proceedings are expected to take place in 2012. Certain Citigroup entities have been named as defendants in two actions brought by creditors of Tribune alleging state law constructive fraudulent conveyance claims relating to the Tribune LBO. These actions have been stayed pending confirmation of a plan of reorganization.

Asset Repurchase Matters. Beginning in March 2010, various regulators have made inquiries regarding the accounting treatment of certain repurchase transactions. Citigroup is cooperating fully with these inquiries.

Additionally, beginning in April 2011, a number of purported class actions and other private civil suits were filed in various courts against banks that served on the LIBOR panel and their affiliates, including certain Citigroup subsidiaries. The actions, which assert various federal and state law claims relating to the setting of LIBOR, have been consolidated into a multidistrict litigation proceeding before Judge Buchwald in the Southern District of New York.

In the course of its business, CGM, as a major futures commission merchant and broker-dealer, is a party to various civil actions, claims and routine regulatory investigations and proceedings that the General Partner believes do not have a material effect on the business of CGM. GCM may establish reserves from time to time in connections with such actions. Additional lawsuits containing claims similar to those described above may be filed in the future.

Item 1A.	Risk Factors

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended June 30, 2012, there were subscriptions of 8,632.0788 Class A Redeemable Units totaling $12,091,376. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used in the trading of commodity interests including futures contracts, options, forward and swap contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2012- April 30, 2012	2,523.3514	$1,376.92	N/A	N/A
May 1, 2012- May 31, 2012	1,659.6772	$1,434.22	N/A	N/A
June 1, 2012- June 30, 2012	2,324.4434	$1,357.44	N/A	N/A
	6,507.4720	$1,384.58

*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.
**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day.

Item 3.	Defaults Upon Senior Securities. None.

Item 4.	Mine Safety Disclosures. None.

Item 5.	Other Information. None.

Item 6.	Exhibits

3.1(a)	Certificate of Limited Partnership dated June 30, 2003 (filed as Exhibit 3.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(b)	Certificate of Amendment of the Certificate of Limited Partnership dated September 21, 2005 (filed as Exhibit 3.1(a) to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(c)	Certificate of Amendment of the Certificate of Limited Partnership dated September 19, 2008 (filed as Exhibit 3.1(c) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(d)	Certificate of Amendment of the Certificate of Limited Partnership dated September 28, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(e)	Certificate of Amendment of the Certificate of Limited Partnership dated June 30, 2010 (filed as Exhibit 3.1(e) to the Current Report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

(f)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as Exhibit 3.1 to the Form 8-K filed on September 7, 2011 and incorporated herein by reference.)

3.2	Second Amended and Restated Limited Partnership Agreement (filed as Exhibit 3.2 to the Current Report on Form 8-K filed on November 1, 2010 and incorporated herein by reference).

10.1(a)	Management Agreement among the Partnership, the General Partner and Altis (filed as Exhibit 10.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(b)	Letter from the General Partner to Altis extending the Management Agreement from June 30, 2011 to June 30, 2012 (filed as Exhibit 10.1(b) on Form 10-K filed on March 30, 2012 and incorporated herein by reference).

10.2(a)	Management Agreement among the Partnership, the General Partner and Waypoint Capital Management LLC (filed as Exhibit 10.4 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(b)	Letter from the General Partner to Waypoint Capital Management LLC extending the Management Agreement from June 30, 2011 to June 30, 2012 (filed as Exhibit 10.3(b) on Form 10-K filed on March 30, 2012 and incorporated herein by reference).

10.3	Customer Agreement between the Partnership, the General Partner and CGM (filed as Exhibit 10.9 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

10.4	Amended and Restated Agency Agreement between the Partnership, the General Partner, CGM and Morgan Stanley Smith Barney LLC (filed as Exhibit 10.8 to the Current Report on Form 8-K filed on August 4, 2010 and incorporated herein by reference).

10.5	Form of Subscription Agreement (filed as Exhibit 10.11 to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

10.6	Joinder Agreement among the Partnership, the General Partner, CGM and MSSB (filed as Exhibit 10 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 filed on August 14, 2009 and incorporated herein by reference).

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

EMERGING CTA PORTFOLIO L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Walter Davis
Walter Davis President and Director

Date: August 14, 2012

By:	/s/ Damian George
Damian George Chief Financial Officer (Principal Accounting Officer)

Date: August 14, 2012