Form 10-Q
period 2012-09-30
EMERGING CTA PORTFOLIO LP
filed 2012-11-14
CIK 1269190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes -  No X

As of October 31, 2012, 140,254.3942 Limited Partnership Class A Redeemable Units were outstanding.

EMERGING CTA PORTFOLIO L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Emerging CTA Portfolio L.P.

Statements of Financial Condition

	(Unaudited) September 30, 2012	December 31, 2011
Assets:
Investment in Funds, at fair value	$147,597,018	$159,310,000
Equity in trading account:
Cash	55,043,140	48,192,792
Cash margin	6,167,983	364,015
Net unrealized appreciation on open futures contracts	460,257	0
Net unrealized appreciation on open forward contracts	0	26,212
Options purchased, at fair value (cost $344,688 and $0 at September 30, 2012 and December 31, 2011, respectively)	2,494	0

Total trading equity	209,270,892	207,893,019
Interest receivable	3,155	0

Total assets	$209,274,047	$207,893,019

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$0	$1,817
Options premium received, at fair value (premium $676,468 and $0 at September 30, 2012 and December 31, 2011, respectively)	562,188	0
Accrued expenses:
Brokerage fees	608,743	606,200
Management fees	240,967	259,281
Administrative fees	86,656	86,298
Incentive fees	658,568	163,245
Other	129,716	119,104
Redemptions payable	2,447,936	1,705,003

Total liabilities	4,734,774	2,940,948

Partners’ Capital:
General Partner, Class A, 1,655.9756 and 1,438.9316 unit equivalents outstanding at September 30, 2012 and December 31, 2011, respectively	2,267,941	2,086,221
Limited Partners, Class A, 147,692.2402 and 139,922.8594 Redeemable Units outstanding at September 30, 2012 and December 31, 2011, respectively	202,271,332	202,865,850

Total partners’ capital	204,539,273	204,952,071

Total liabilities and partners’ capital	$209,274,047	$207,893,019

Net asset value per unit, Class A	$1,369.55	$1,449.84

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.

Condensed Schedule of Investments

September 30, 2012

(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	109	$(49,792)	(0.02)%
Energy	21	15,060	0.01
Grains	15	(49,218)	(0.02)
Indices	202	(82,860)	(0.04)
Interest Rates Non-U.S.	1,277	758,726	0.37
Interest Rates U.S.	298	33,519	0.01
Metals	209	681,033	0.33
Softs	9	(22,793)	(0.01)

Total futures contracts purchased		1,283,675	0.63

Futures Contracts Sold
Currencies	58	(1,987)	(0.00)*
Indices	100	42,103	0.02
Interest Rates Non-U.S.	1,107	(678,120)	(0.33)
Interest Rates U.S.	2	(250)	(0.00)*
Softs	115	(185,164)	(0.09)

Total futures contracts sold		(823,418)	(0.40)

Options Purchased
Puts
Currencies	149	931	0.00 *
Interest Rates U.S.	250	1,563	0.00 *

Total options purchased		2,494	0.00 *

Options premium received
Calls
Interest Rates U.S.	115	(244,375)	(0.12)
Puts
Interest Rates U.S.	365	(317,813)	(0.16)

Total options premium received		(562,188)	(0.28)

Investment in Funds
Waypoint Master Fund L.P.		15,925,869	7.79
Blackwater Master Fund L.P.		32,179,400	15.73
PGR Master Fund L.P.		30,312,430	14.82
JEM Master Fund L.P.		30,505,808	14.91
CMF Cirrus Master Fund L.P.		18,836,989	9.21
FL Master Fund L.P.		16,515,872	8.08
Cambridge Master Fund L.P.		3,320,650	1.62

Total investment in Funds		147,597,018	72.16

Net fair value		$147,497,581	72.11%

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

Emerging CTA Portfolio L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Investment Income:
Interest income	$8,847	$2,218	$20,124	$18,910
Interest income from investment in Funds	23,873	5,432	64,345	44,627

Total investment income	32,720	7,650	84,469	63,537

Expenses:
Brokerage fees including clearing fees	2,230,265	2,168,169	6,730,942	6,407,881
Management fees	739,823	839,570	2,300,619	2,566,820
Administrative fees	262,495	263,288	800,270	763,993
Incentive fees	658,568	1,996,865	1,067,119	2,273,172
General Partner incentive fees	0	491,255	0	491,255
Other	140,721	107,950	459,524	389,138

Total expenses	4,031,872	5,867,097	11,358,474	12,892,259

Net investment income (loss)	(3,999,152)	(5,859,447)	(11,274,005)	(12,828,722)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in Funds:
Net realized gains (losses) on closed contracts	3,416,355	4,412,905	6,836,981	8,625,122
Net realized gains (losses) investment in Funds	(1,813,338)	10,369,281	(7,600,124)	12,148,685
Change in net unrealized gains (losses) on open contracts	263,811	(339,002)	207,948	(1,759,242)
Change in net unrealized gains (losses) on investment in Funds	4,016,591	4,353,973	(415,015)	1,533,737

Total trading results	5,883,419	18,797,157	(970,210)	20,548,302

Net income (loss)	1,884,267	12,937,710	(12,244,215)	7,719,580
Subscriptions — Limited Partners	3,787,329	5,770,385	36,551,656	40,333,869
Subscriptions — General Partner	200,000	0	300,000	200,000
Redemptions — Limited Partners	(8,395,980)	(8,379,284)	(25,020,239)	(23,097,019)

Net increase (decrease) in Partners’ Capital	(2,524,384)	10,328,811	(412,798)	25,156,430
Partners’ Capital, beginning of period	207,063,657	198,353,220	204,952,071	183,525,601

Partners’ Capital, end of period	$204,539,273	$208,682,031	$204,539,273	$208,682,031

Net asset value per unit (149,348.2158 and 136,085.5457 units outstanding at September 30, 2012 and 2011, respectively)	$1,369.55	$1,533.46	$1,369.55	$1,533.46

Net income (loss) per unit*	$12.11	$93.24	$(80.29)	$53.86

Weighted average units outstanding	152,233.4225	138,554.0858	152,397.7162	137,311.8647

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

1. General:

Emerging CTA Portfolio L.P. (the “Partnership”) is a limited partnership that was organized on July 7, 2003 under the partnership laws of the State of New York. The objective of the Partnership is to achieve capital appreciation through the allocation of assets to early-stage commodity trading advisors which engage, directly and indirectly, in speculative trading of a diversified portfolio of commodity interests, including futures contracts, forward contracts and options. The Partnership may also enter into swap and other derivative transactions with the approval of the General Partner (defined below). The sectors traded include currencies, livestock, lumber, energy, grains, metals, indices, softs and U.S. and non-U.S. interest rates. The Partnership directly and through its investment in the Funds (as defined in Note 5, “Investment in Funds”) may trade futures, forward and option contracts of any kind. The commodity interests that are traded by the Partnership and the Funds are volatile and involve a high degree of market risk.

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

As of September 1, 2011, the Partnership began offering three classes of limited partnership interests: Class A units, Class D units and Class Z units; each will be referred to as a “Class” and collectively referred to as the “Classes.” All Redeemable Units issued prior to September 1, 2011 were deemed “Class A Units.” The rights, liabilities, risks, and fees associated with investment in the Class A Units were not changed. Class A Units and Class D Units are available to taxable U.S. individuals and institutions, as well as U.S. tax exempt individuals and institutions. Class Z Units will be offered to certain employees of Morgan Stanley Smith Barney and its affiliates (and their family members). The Class of units that a Limited Partner receives upon subscription will generally depend upon the amount invested in the Partnership or the status of the investor, although the General Partner may determine to offer units to investors at its discretion. As of September 30, 2012, there were no Redeemable Units outstanding in Class D or Class Z.

As of September 30, 2012, all trading decisions are made for the Partnership by its eleven trading advisors (the “Advisors”) either directly, through individually managed accounts, or indirectly, through investments in other collective investment vehicles. Blackwater Capital Management, LLC (“Blackwater”), J E Moody & Company LLC (“J E Moody”), PGR Capital LLP (“PGR Capital”) and Willowbridge Associates Inc. (“Willowbridge”) have been selected by the General Partner as the major commodity trading advisors. In addition, the General Partner has allocated the Partnership’s assets to additional non-major trading advisors. The General Partner may allocate less than 10% of the Partnership’s assets to a new trading advisor or another trading program of a current Advisor at any time. The Advisors are not affiliated with one another, are not affiliated with the General Partner or CGM and are not responsible for the organization or operation of the Partnership.

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at September 30, 2012 and December 31, 2011, and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2012 and 2011. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2011.

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

Emerging CTA Portfolio L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

2. Financial Highlights:

Changes in the net asset value per unit for Class A for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net realized and unrealized gains (losses) *	$23.72	$119.90	$(50.52)	$100.56
Interest income	0.22	0.05	0.55	0.47
Expenses **	(11.83)	(26.71)	(30.32)	(47.17)

Increase (decrease) for the period	12.11	93.24	(80.29)	53.86
Net asset value per unit, beginning of period	1,357.44	1,440.22	1,449.84	1,479.60

Net asset value per unit, end of period	$1,369.55	$1,533.46	$1,369.55	$1,533.46

*	Includes brokerage fees and clearing fees.
**	Excludes brokerage fees and clearing fees.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011***	2012	2011***
Ratios to average net assets:****
Net investment income (loss)	(6.7)%	(7.8)%	(7.0)%	(8.2)%
Incentive fees	0.3%	1.2%	0.5%	1.4%

Net investment income (loss) before incentive fees*****	(6.4)%	(6.6)%	(6.5)%	(6.8)%

Operating expense	6.5%	6.6%	6.6%	6.8%
Incentive fees	0.3%	1.2%	0.5%	1.4%

Total expenses	6.8%	7.8%	7.1%	8.2%

Total return:
Total return before incentive fees	1.2%	7.7%	(5.0)%	5.0%
Incentive fees	(0.3)%	(1.2)%	(0.5)%	(1.4)%

Total return after incentive fees	0.9%	6.5%	(5.5)%	3.6%

***	The ratios are shown net and gross of incentive fees to conform to current period presentation.
****	Annualized (other than incentive fees).
***** Interest	inc ome less total expenses.

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

Emerging CTA Portfolio L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

All of the commodity interests owned by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended September 30, 2012 and 2011 were 3,447 and 3,094, respectively. The monthly average number of futures contracts traded directly by the Partnership during the nine months ended September 30, 2012 and 2011 were 3,086 and 3,762, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the three months ended September 30, 2012 and 2011 were 7 and 326, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the nine months ended September 30, 2012 and 2011 were 9 and 627, respectively. The monthly average number of option contracts held directly by the Partnership during the three months ended September 30, 2012 and 2011 were 774 and 395, respectively. The monthly average number of option contracts held directly by the Partnership during the nine months ended September 30, 2012 and 2011 were 355 and 213, respectively. The monthly average notional value of currency forward contracts held directly by the Partnership during the three months ended September 30, 2012 and 2011 were $0 and $308,247,773, respectively. The monthly average notional value of currency forward contracts held directly by the Partnership during the nine months ended September 30, 2012 and 2011 were $20,870,293 and $348,244,289, respectively.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions.

The following tables indicate the gross fair values of derivative instruments of futures, forwards and options contracts as separate assets and liabilities as of September 30, 2012 and December 31, 2011.

September 30, 2012
Assets
Futures Contracts
Currencies	$20,066
Energy	15,060
Indices	55,641
Interest Rates Non-U.S.	789,548
Interest Rates U.S.	36,238
Metals	725,998

Total unrealized appreciation on open futures contracts	$1,642,551

Liabilities
Futures Contracts
Currencies	$(71,846)
Grains	(49,217)
Indices	(96,398)
Interest Rates Non-U.S.	(708,942)
Interest Rates U.S.	(2,969)
Metals	(44,965)
Softs	(207,957)

Total unrealized depreciation on open futures contracts	$(1,182,294)

Net unrealized appreciation on open futures contracts	$460,257 *

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

	September 30, 2012
Assets
Options purchased
Currencies	$931
Interest Rates U.S.	1,563

Total options purchased	$2,494	**

Liabilities
Options premium received
Interest Rates U.S.	$(562,188)

Total options premium received	$(562,188	)***

**	This amount is in “Options purchased, at fair value” on the Statements of Financial Condition.
***	This amount is in “Options premium received, at fair value” on the Statements of Financial Condition.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

September 30, 2012

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

Emerging CTA Portfolio L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

The following tables indicate the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,				Nine Months Ended September 30,
Sector	2012		2011		2012		2011
Currencies	$(67,198)		$174,469		$663,928		$(607,096)
Energy	(162,163)		(835,256)		595,103		(589,114)
Grains	1,714,800		(180,607)		2,191,069		235,703
Indices	9,972		194,501		(186,608)		(996,975)
Interest Rates U.S.	191,748		1,741,773		2,404,891		3,045,928
Interest Rates Non-U.S.	74,726		2,376,468		217,550		1,986,969
Livestock	(1,980)		181,135		(26,540)		41,578
Metals	2,210,973		297,348		1,464,966		3,339,769
Softs	(290,712)		124,072		(279,430)		409,118

Total	$3,680,166	****	$4,073,903	****	$7,044,929	****	$6,865,880	****

****	This amount is included in “Total trading results” on the Statement of Income and Expenses and Changes in Partners’ Capital.

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

Effective January 1, 2012, the Partnership adopted Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and International Financial Reporting Standards [(“IFRS”)].” The amendments within this ASU change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between GAAP and IFRS. However, some of the amendments clarify the Financial Accounting Standards Board’s (the “FASB”) intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This new guidance did not have a significant impact on the Partnership’s financial statements.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended September 30, 2012 and December 31, 2011, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). During the nine months ended September 30, 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

	September 30, 2012	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Funds	$147,597,018	$0	$147,597,018	$0
Futures	1,642,551	1,642,551	0	0
Options purchased	2,494	2,494	0	0

Total assets	$149,242,063	$1,645,045	$147,597,018	$0

Liabilities
Futures	$1,182,294	$1,182,294	$0	$0
Options premium received	562,188	562,188	0	0

Total liabilities	1,744,482	1,744,482	0	0

Net fair value	$147,497,581	$(99,437)	$147,597,018	$0

	December 31, 2011	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Funds	$159,310,000	$—	$159,310,000	$0
Futures	16,541	16,541	—	0
Forwards	149,446	149,404	42	0

Total assets	$159,475,987	$165,945	$159,310,042	$0

Liabilities
Futures	$18,358	$18,358	$—	$0
Forwards	123,234	122,473	761	0

Total liabilities	141,592	140,831	761	0

Net fair value	$159,334,395	$25,114	$159,309,281	$0

5. Investment in Funds:

The assets allocated to Willowbridge for trading are invested directly pursuant to Willowbridge’s wPraxis Futures Trading Approach and MStrategy Trading Approach.

On November 1, 2005, the assets allocated to Altis Partners Jersey Limited (“Altis”) for trading were invested in the CMF Altis Partners Master Fund L.P. (“Altis Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 4,898.1251 units of Altis Master with cash equal to $4,196,275 and a contribution of open commodity futures and forward contracts with a fair value of $701,851. The Partnership fully redeemed its investment in Altis Master on August 31, 2012 for cash equal to $2,728,991.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

September 30, 2012

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

Emerging CTA Portfolio L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

On May 1, 2011, the assets allocated to Flintlock Capital Asset Management, LLC (“Flintlock”) for trading were invested in FL Master Fund L.P. (“FL Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership invested in FL Master with cash equal to $23,564,973. FL Master was formed to permit accounts managed now or in the future by Flintlock using the 2x Flintlock Commodity Opportunities Partners, LP, a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner for FL Master. Individual and pooled accounts currently managed by Flintlock, including the Partnership, are permitted to be limited partners of FL Master. The General Partner and Flintlock believe that trading through this structure should promote efficiency and economy in the trading process. The Partnership fully redeemed its investment in FL Master on October 31, 2012 for cash equal to $14,864,699.

On September 1, 2012, the assets allocated to Cambridge Strategy (Asset Management) Limited (“Cambridge”) for trading were invested in Cambridge Master Fund L.P. (“Cambridge Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership invested in Cambridge Master with cash equal to $3,000,000. Cambridge Master was formed to permit accounts managed now or in the future by Cambridge using the Asian Markets Alpha Programme, a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner for Cambridge Master. Individual and pooled accounts currently managed by Cambridge, including the Partnership, are permitted to be limited partners of Cambridge Master. The General Partner and Cambridge believe that trading through this structure should promote efficiency and economy in the trading process.

The General Partner is not aware of any material changes to any of the trading programs discussed above during the fiscal quarter ended September 30, 2012.

Altis Master’s, Waypoint Master’s, Blackwater Master’s, PGR Master’s, JEM Master’s, Cirrus Master’s, FL Master’s and Cambridge Master’s (collectively, the “Funds”) trading of futures, forwards and options contracts, as applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. The Funds engage in such trading through commodity brokerage accounts maintained with CGM.

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

At September 30, 2012, the Partnership owned approximately 50.8% of Waypoint Master, 73.7% of PGR Master, 45.7% of Blackwater Master, 69.7% of JEM Master, 85.7% of Cirrus Master, 63.5% of FL Master and 100% of Cambridge Master. At December 31, 2011, the Partnership owned approximately 3.0% of Altis Master, 55.8% of Waypoint Master, 63.9% of PGR Master, 39.5% of Blackwater Master, 69.9% of JEM Master, 87.5% of Cirrus Master and 85.7% of FL Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same and the redemption rights are not affected.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

Summarized information reflecting the total assets, liabilities and capital of the Funds is shown in the following tables.

	September 30, 2012
	Total Assets	Total Liabilities	Total Capital
Waypoint Master	$31,382,544	$52,873	$31,329,671
Blackwater Master	71,962,614	1,512,696	70,449,918
PGR Master	41,607,425	458,160	41,149,265
JEM Master	43,806,399	57,394	43,749,005
Cirrus Master	22,022,594	40,824	21,981,770
FL Master	32,315,024	6,279,707	26,035,317
Cambridge Master	3,321,995	1,500	3,320,495

Total	$246,418,595	$8,403,154	$238,015,441

	December 31, 2011
	Total Assets	Total Liabilities	Total Capital
Altis Master	$145,096,295	$161,169	$144,935,126
Waypoint Master	39,260,567	68,237	39,192,330
Blackwater Master	83,066,066	176,287	82,889,779
PGR Master	45,105,430	68,484	45,036,946
JEM Master	45,732,649	67,973	45,664,676
Cirrus Master	23,186,209	55,047	23,131,162
FL Master	28,928,129	6,267,539	22,660,590

Total	$410,375,345	$6,864,736	$403,510,609

Summarized information reflecting the net investment income (loss) from trading, total trading results and net income (loss) of the Funds is shown in the following tables.

	For the three months ended September 30, 2012
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Waypoint Master	$(33,044)	$(451,172)	$(484,216)
Blackwater Master	(21,038)	1,160,184	1,139,146
PGR Master	(28,037)	615,526	587,489
JEM Master	(153,098)	618,984	465,886
Cirrus Master	(28,664)	64,580	35,916
FL Master	(204,696)	979,760	775,064
Cambridge Master	(1,345)	321,995	320,650
Altis Master	(126,559)	(1,512,299)	(1,638,858)

Total	$(596,481)	$1,797,558	$1,201,077

	For the nine months ended September 30, 2012
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Waypoint Master	$(120,412)	$2,339,558	$2,219,146
Blackwater Master	(91,781)	(10,499,005)	(10,590,786)
PGR Master	(97,360)	(6,275,503)	(6,372,863)
JEM Master	(589,076)	573,871	(15,205)
Cirrus Master	(87,110)	1,282,319	1,195,209
FL Master	(446,191)	(3,294,917)	(3,741,108)
Cambridge Master	(1,345)	321,995	320,650
Altis Master	(290,400)	(2,677,631)	(2,958,031)

Total	$(1,723,675)	$(18,229,313)	$(19,942,988)

Emerging CTA Portfolio L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

	For the three months ended September 30, 2011
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Altis Master	$(70,204)	$(5,750,190)	$(5,820,394)
Waypoint Master	(42,646)	5,476,730	5,434,084
Blackwater Master	(22,526)	6,416,576	6,394,050
PGR Master	(26,811)	2,066,599	2,039,788
JEM Master	(223,936)	3,438,373	3,214,437
Cirrus Master	(29,739)	454,121	424,382
FL Master	(55,100)	2,908,310	2,853,210

Total	$(470,962)	$15,010,519	$14,539,557

	For the nine months ended September 30, 2011
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Altis Master	$(210,088)	$(25,206,754)	$(25,416,842)
Sasco Master	(707,823)	1,199,725	491,902
Waypoint Master	(156,111)	4,716,133	4,560,022
Blackwater Master	(70,260)	6,933,479	6,863,219
PGR Master	(80,503)	2,550,365	2,469,862
JEM Master	(530,047)	4,754,480	4,224,433
Cirrus Master	(72,231)	1,782,947	1,710,716
FL Master	(100,898)	1,072,946	972,048

Total	$(1,927,961)	$(2,196,679)	$(4,124,640)

Summarized information reflecting the Partnership’s investments in, and the operations of, the Funds is shown in the following tables.

	September 30, 2012		For the three months ended September 30, 2012
	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
Funds				Brokerage Fees	Other
Altis Master	—	$—	$119,276	$1,061	$273	$117,942	Commodity Portfolio	Monthly
Waypoint Master	7.79%	15,925,869	(261,427)	11,791	8,006	(281,224)	Commodity Portfolio	Monthly
Blackwater Master	15.73%	32,179,400	508,739	18,988	10,120	479,631	Commodity Portfolio	Monthly
PGR Master	14.82%	30,312,430	412,891	18,152	11,167	383,572	Commodity Portfolio	Monthly
JEM Master	14.91%	30,505,808	440,084	106,732	7,828	325,524	Commodity Portfolio	Monthly
Cirrus Master	9.21%	18,836,989	59,315	12,457	14,964	31,894	Energy Markets	Monthly
FL Master	8.08%	16,515,872	626,098	171,965	10,122	444,011	Commodity Portfolio	Monthly
Cambridge Master	1.62%	3,320,650	322,150	—	1,500	320,650	Commodity Portfolio	Monthly

Total		$147,597,018	$2,227,126	$341,146	$63,980	$1,822,000

Emerging CTA Portfolio L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

	September 30, 2012		For the nine months ended September 30, 2012
	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
Funds				Brokerage Fees	Other
Altis Master	—	$—	$85,145	$5,520	$1,650	$77,975	Commodity Portfolio	Monthly
Waypoint Master	7.79%	15,925,869	1,317,064	45,994	26,912	1,244,158	Commodity Portfolio	Monthly
Blackwater Master	15.73%	32,179,400	(4,664,137)	69,260	38,378	(4,771,775)	Commodity Portfolio	Monthly
PGR Master	14.82%	30,312,430	(4,471,684)	61,668	35,175	(4,568,527)	Commodity Portfolio	Monthly
JEM Master	14.91%	30,505,808	422,339	402,102	31,958	(11,721)	Commodity Portfolio	Monthly
Cirrus Master	9.21%	18,836,989	1,120,814	42,860	40,076	1,037,878	Energy Markets	Monthly
FL Master	8.08%	16,515,872	(2,082,485)	359,350	37,590	(2,479,425)	Commodity Portfolio	Monthly
Cambridge Master	1.62%	3,320,650	322,150	—	1,500	320,650	Commodity Portfolio	Monthly

Total		$147,597,018	$(7,950,794)	$986,754	$213,239	$(9,150,787)

	December 31, 2011		For the three months ended September 30, 2011
	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemption Permitted
Funds				Brokerage Fees	Other
Altis Master	2.15%	$4,403,517	$(202,525)	$1,948	$781	$(205,254)	Commodity Portfolio	Monthly
Waypoint Master	10.67%	21,857,243	2,921,052	15,930	6,841	2,898,281	Commodity Portfolio	Monthly
Blackwater Master	15.96%	32,714,125	5,254,931	15,698	3,765	5,235,468	Commodity Portfolio	Monthly
PGR Master	14.03%	28,765,002	1,604,423	8,732	13,097	1,582,594	Commodity Portfolio	Monthly
JEM Master	15.57%	31,902,038	2,329,951	139,025	13,640	2,177,286	Commodity Portfolio	Monthly
Cirrus Master	9.88%	20,248,797	399,591	11,522	15,254	372,815	Energy Markets	Monthly
FL Master	9.47%	19,419,278	2,421,263	35,703	10,920	2,374,640	Commodity Portfolio	Monthly

Total		$159,310,000	$14,728,686	$228,558	$64,298	$14,435,830

Emerging CTA Portfolio L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

	December 31, 2011		For the nine months ended September 30, 2011
	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemption Permitted
Funds				Brokerage Fees	Other
Altis Master	2.15%	$4,403,517	$(2,663,105)	$19,627	$6,774	$(2,689,506)	Commodity Portfolio	Monthly
Sasco Master	—	—	443,762	104,912	18,860	319,990	Energy Markets	Monthly
Waypoint Master	10.67%	21,857,243	2,560,139	59,896	25,730	2,474,513	Commodity Portfolio	Monthly
Blackwater Master	15.96%	32,714,125	5,651,535	43,495	20,281	5,587,759	Commodity Portfolio	Monthly
PGR Master	14.03%	28,765,002	1,953,866	21,740	45,117	1,887,009	Commodity Portfolio	Monthly
JEM Master	15.57%	31,902,038	3,353,326	374,930	38,110	2,940,286	Commodity Portfolio	Monthly
Cirrus Master	9.88%	20,248,797	1,564,943	39,276	30,977	1,494,690	Energy Markets	Monthly
FL Master	9.47%	19,419,278	862,583	67,453	18,694	776,436	Commodity Portfolio	Monthly

Total		$159,310,000	$13,727,049	$731,329	$204,543	$12,791,177

6. Financial Instrument Risks:

In the normal course of business, the Partnership and the Funds are parties to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forward and option contracts. OTC contracts are negotiated between contracting parties and include swaps and certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 1.1% to 20.4% of the Partnership’s/Fund’s contracts are traded OTC.

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

September 30, 2012

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

September 30, 2012

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

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and option contracts for which market quotations are not readily available, are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended September 30, 2012 and December 31, 2011, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). During the nine months ended September 30, 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

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

Forward Foreign Currency Contracts. Forward foreign currency contracts are those contracts where the Partnership and the Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed upon-future date. Forward foreign currency contracts are valued daily, and the Partnership’s and Funds’ net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Net realized gains (losses) and changes in net unrealized gains (losses) on forward foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the Statements of Income and Expenses and Changes in Partners’ Capital.

The Partnership and the Funds do not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in net income (loss) in the Statements of Income and Expenses and Changes in Partners’ Capital.

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

September 30, 2012

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

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2009 through 2011 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are filed. The General Partner has assessed the subsequent events through the date of filing and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Recent Accounting Pronouncements. In October 2011, the FASB issued a proposed ASU intended to improve and converge financial reporting by setting forth consistent criteria for determining whether an entity is an investment company. Under longstanding GAAP, investment companies carry all of their investments at fair value, even if they hold a controlling interest in another company. The primary changes being proposed by the FASB relate to which entities would be considered investment companies as well as certain disclosure and presentation requirements. In addition to the changes to the criteria for determining whether an entity is an investment company, the FASB also proposes that an investment company consolidate another investment company if it holds a controlling financial interest in the entity. In August 2012, the FASB updated the proposed ASU to state that entities regulated under the Investment Company Act of 1940 should qualify to be investment companies within the proposed investment company guidance. The Partnership will evaluate the impact that this proposed update would have on the financial statements once the pronouncement is issued.

In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities,” which creates a new disclosure requirement about the nature of an entity’s rights of setoff and the related arrangements associated with its financial instruments and derivative instruments. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of this disclosure is to facilitate comparisons between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of IFRS. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Partnership would also provide the disclosures retrospectively for all comparative periods presented. The Partnership is currently evaluating the impact that the pronouncement would have on the financial statements.

Net Income (Loss) per unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights.”

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its assets are its (i) investments in the Funds, (ii) equity in its trading account, consisting of cash and cash margin and net unrealized appreciation on open futures contracts and options purchased and (iii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments and investment in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2012.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by net realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2012, Partnership capital decreased 0.2% from $204,952,071 to $204,539,273. This decrease was attributable to a net loss of $12,244,215 coupled with the redemption of 17,960.0814 Class A Redeemable Units resulting in an outflow of $25,020,239, which was partially offset by subscriptions of 25,729.4622 Class A Redeemable Units totaling $36,551,656 and 217.0440 Class A General Partner unit equivalents totaling $300,000. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership’s third quarter of 2012, the net asset value per unit increased 0.9% from $1,357.44 to $1,369.55 as compared to an increase of 6.5% in the third quarter of 2011. The Partnership experienced a net trading gain before brokerage fees and related fees in the third quarter of 2012 of $5,883,419. Gains were primarily attributable to the Partnership/Funds’ trading of commodity futures in currencies, grains, livestock, U.S. and non-U.S. interest rates and metals, and were partially offset by losses in energy, indices and softs. The Partnership experienced a net trading gain before brokerage fees and related fees in the third quarter of 2011 of $18,797,157. Gains were primarily attributable to the Partnership/Funds’ trading of commodity futures in currencies, indices, U.S. and non-U.S. interest rates, livestock, metals and softs, and were partially offset by losses in grains and energy.

During the third quarter, the most significant gains were experienced within the metals sector, primarily during August and September, due to long positions in gold futures as prices advanced to a 6-month high as government data showed that the U.S. added fewer jobs than forecast, spurring speculation that the U.S. Federal Reserve will expand stimulus measures to boost the labor market. Gains were also experienced within the currency sector, primarily during July and September, due to long positions in the British pound, Indian rupee, and Mexican peso versus the U.S. dollar after the U.S. dollar declined amid the U.S. Federal Reserve announcement of bond buying to bolster the economy in a program of quantitative easing that tends to debase the currency. Within the agricultural sector, gains were experienced primarily during July from long positions in corn and soybean futures as corn futures prices advanced to an all-time high and soybean futures prices reached the highest level since July 2008 as a heat wave and drought in the U.S. Midwest threatened to limit output. Within the global interest rate sector, gains were recorded primarily during July from long positions in European and U.S. fixed income futures as prices advanced as a euro-area report showing inflation held at the slowest since February 2011 added to signs the region is headed for a recession. Prices of European and U.S. fixed income futures continued to move higher after Germany’s top court said it will take more than eight weeks to rule on the euro-area’s bailout fund, holding up crisis resolution efforts and boosting demand for the relative “safety” of government debt. A portion of the Partnership’s gains during the quarter was offset by losses incurred within the soft commodities sector, primarily during September, from short positions in coffee futures as prices advanced on speculation that supplies will tighten in South America, the world’s top coffee producing region. Within the energy sector, losses were recorded primarily during July and August from short positions in natural gas futures as prices climbed higher on forecasts of hotter-than-normal weather that may erode a natural gas stockpile surplus. Elsewhere in this sector, losses were incurred from short positions in oil related products as prices advanced on rising concern that instability in the Middle East will disrupt supplies from a region responsible for about one-third of world production. Within the stock indices sector, losses were experienced primarily during July from long positions in Pacific Rim equity index futures as prices declined throughout a majority of the month amid concern Greece may not meet bailout targets and after the International Monetary Fund said China’s economy faces significant downside risks.

During the Partnership’s nine months ended September 30, 2012, the net asset value per unit decreased 5.5% from $1,449.84 to $1,369.55 as compared to an increase of 3.6% in the nine months ended September 30, 2011. The Partnership experienced a net trading loss before brokerage fees and related fees in the nine months ended September 30, 2012 of $970,210. Losses were primarily attributable to the Partnership/Funds’ trading of commodity futures in currencies, grains, indices, livestock, metals and softs, and were partially offset by gains in energy, and U.S. and non-U.S. interest rates. The Partnership experienced a net trading gain before brokerage fees and related fees in the nine months ended September 30, 2011 of $20,548,302. Gains were primarily attributable to the Partnership/Funds’ trading of commodity futures in currencies, energy, U.S. and non-U.S. interest rates, livestock and metals, and were partially offset by losses in indices, grains and softs.

During the nine months ended September 30, 2012, trading results in the metals sector was relatively flat and had no material impact on Fund performance during the first nine months of the year. The most significant losses were incurred within the currency sector primarily during June from short positions in the British pound versus the U.S. dollar as the value of the British pound advanced as European Union leaders eased terms on loans to Spanish banks, taking a step towards resolving the region’s debt crisis. Elsewhere in this sector, losses were incurred from short positions in the Canadian dollar versus the U.S. dollar as the value of the Canadian dollar also advanced. Within the stock index sector, losses were experienced primarily during April and May due to short futures positions in Pacific Rim and European equity index futures as prices rose on speculation the Chinese government will ease monetary policy and global central banks will take action to bolster economies amid Europe’s sovereign debt crisis. Losses were also incurred within the soft commodities markets, primarily during April, from long positions in sugar futures as prices fell to an 11-month low amid prospects for ample supplies from Brazil and India, the world’s biggest producers of sugar. Within the livestock sector, losses were incurred throughout the majority of the second quarter from short positions in lean hog futures as prices advanced on signs that hot weather in the U.S. will curb livestock weights and deter producers from increasing pork supplies. Within the agricultural sector, losses were incurred primarily during January from short positions in wheat futures as prices advanced on speculation cold weather in Europe will hurt winter crops that lack protective snow cover Losses were also incurred in this market sector during June from short positions in corn futures as corn prices climbed higher after inventories tumbled the most in 16 years and on speculation that hot, dry weather will increase stress on crops in the U.S. A portion of the Partnership’s losses during the first nine months of the year was offset by gains achieved within the global interest rate sector, primarily during April and May, from long positions in European, U.S., and Australian fixed-income futures as prices advanced as Greece failed to form a unified government, increasing concern Europe’s debt crisis is worsening and spurring demand for the relative “safety” of government debt. Additional gains were recorded during July from long positions in U.S. and European interest rate futures. Gains were also experienced in the energy sector, primarily during February and March, from short positions in natural gas futures as prices dropped amid ample inventories and mild weather across the U.S.

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

Interest income is earned on 100% of the Partnership’s average daily equity maintained in cash in its (or the Partnership’s allocable portion of a Fund’s) account during each month at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. Interest income for the three and nine months ended September 30, 2012 increased by $25,070 and $20,932, respectively, as compared to the corresponding periods in 2011. The increase in interest income is due to higher U.S. Treasury bill rates during the three and nine months ended September 30, 2012 as compared to the corresponding periods in 2011. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership and the Funds depends on the average daily equity in the Partnership’s/Funds’ account and upon interest rates over which neither the Partnership/Funds nor CGM has control.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Brokerage fees for the three and nine months ended September 30, 2012 increased by $62,096 and $323,061, respectively, as compared to the corresponding periods in 2011. The increase in brokerage fees is due to higher average net assets during the three and nine months ended September 30, 2012, as compared to the corresponding periods in 2011.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Management fees for the three and nine months ended September 30, 2012 decreased by $99,747 and $266,201, respectively, as compared to the corresponding periods in 2011. The decrease in management fees is due to a change in fee percentage rates as a result of a change in the mix of Advisors allocated assets of the Partnership during the three and nine months ended September 30, 2012, as compared to corresponding periods in 2011.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Administrative fees for the three months ended September 30, 2012 decreased by $793, as compared to the corresponding period in 2011. The decrease in administrative fees is due to a change in fee percentage rates as a result of a change in the mix of Advisors allocated assets of the Partnership during the three months ended September 30, 2012, as compared to the corresponding period in 2011. Administrative fees for the nine months ended September 30, 2012 increased by $36,277, as compared to the corresponding period in 2011. The increase in administrative fees is due to higher average net assets during the nine months ended September 30, 2012, as compared to the corresponding period in 2011.

Incentive fees paid by the Partnership to the Advisors are based on the new trading profits generated by each Advisor at the end of the quarter, as defined in the management agreements among the Partnership, the General Partner and each Advisor. Trading performance for the three and nine months ended September 30, 2012 resulted in incentive fees of $658,568 and $1,067,119, respectively. Trading performance for the three and nine months ended September 30, 2011 resulted in incentive fees of $1,996,865 and $2,273,172, respectively.

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

As of September 30, 2012 and June 30, 2012 the Partnership’s assets were allocated among these Advisors in the following approximate percentages:

Advisor	September 30, 2012	June 30, 2012
Altis Partners (Jersey) Limited	0%	1%
Waypoint Capital Management LLC	7%	9%
PGR Capital LLP	15%	16%
Blackwater Capital Management LLC	16%	17%
J E Moody & Company LLC	15%	16%
Cirrus Capital Management LLC	9%	9%
Flintlock Capital Asset Management LLC	8%	8%
Willowbridge Associates Inc.	25%	24%
Cambridge Strategy (Asset Management) Limited	1%	0%
Rotella Capital Management, Inc.	2%	0%
Bleecker Street Capital, LLC	2%	0%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2012 and December 31, 2011. As of September 30, 2012, the Partnership’s total capitalization was $204,539,273.

September 30, 2012

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$8,389,879	4.10%
Energy	3,956,309	1.93%
Grains	1,106,764	0.54%
Indices	4,842,964	2.37%
Interest Rates U.S.	1,192,871	0.58%
Interest Rates Non-U.S.	3,942,352	1.93%
Livestock	691,111	0.34%
Metals	3,949,379	1.93%
Softs	829,733	0.41%

Total	$28,901,362	14.13%

*	Due to rounding.

As of December 31, 2011, the Partnership’s total capitalization was $204,952,071.

December 31, 2011

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$2,045,101	1.00%
Energy	1,049,884	0.51%
Grains	554,666	0.27%
Indices	969,832	0.47%
Interest Rates U.S.	456,702	0.22%
Interest Rates Non-U.S.	2,195,954	1.07%
Livestock	17,245	0.01%
Lumber	1,710	0.00%*
Metals	804,434	0.40%
Softs	220,609	0.11%

Total	$8,316,137	4.06%

*	Due to rounding.

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and through its investments in the Funds by market category as of September 30, 2012 and December 31, 2011, the highest, lowest and average values during the three months ended September 30, 2012 and the twelve months ended December 31, 2011. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of September 30, 2012, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

September 30, 2012

			Three months ended September 30, 2012
Market Sector	Value at Risk	% of Total Capital	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$299,115	0.15%	$409,104	$4,500	$231,036
Energy	67,500	0.03%	67,500	6,600	41,400
Grains	35,250	0.02%	734,800	27,750	81,250
Indices	754,425	0.37%	1,171,239	10,500	321,469
Interest Rates U.S.	394,330	0.19%	501,650	2,000	133,110
Interest Rates Non-U.S.	1,582,868	0.77%	1,582,868	417,071	891,062
Metals	1,452,891	0.71%	1,452,891	14,175	1,120,496
Softs	31,800	0.02%	87,900	7,500	19,500

Total	$4,618,179	2.26%

*	Average of month-end Values at Risk.

As of December 31, 2011, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

December 31, 2011

			Twelve months ended December 31, 2011
Market Sector	Value at Risk	% of Total Capital	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$15,524	0.01%	$3,016,047	$15,524	$1,667,723
Energy	78,000	0.04%	1,025,063	51,958	486,312
Grains	68,250	0.03%	651,925	22,574	230,826
Indices	28,000	0.01%	2,523,159	28,000	896,548
Metals	59,500	0.03%	2,138,330	51,000	623,747
Softs	18,000	0.01%	867,645	6,750	295,195

Total	$267,274	0.13%

*	Annual average of month-end Values at Risk.

As of September 30, 2012, Waypoint Master’s total capitalization was $31,329,671. The Partnership owned approximately 50.8% of Waypoint Master. As of September 30, 2012, Waypoint Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Waypoint for trading) was as follows:

September 30, 2012

			Three months ended September 30, 2012
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$9,796,551	31.27%	$9,805,183	$801,893	$5,059,039
Energy	108,000	0.34%	108,000	15,277	86,833
Indices	1,095,273	3.50%	1,111,107	84,388	608,173
Interest Rates U.S.	30,800	0.10%	537,550	30,800	175,308
Interest Rates Non-U.S.	73,820	0.24%	961,765	42,234	450,284
Metals	476,500	1.52%	476,500	16,200	235,333
Softs	44,550	0.14%	71,500	32,200	61,117

Total	$11,625,494	37.11%

*	Average of month-end Values at Risk.

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

As of September 30, 2012, PGR Master’s total capitalization was $41,149,265. The Partnership owned approximately 73.7% of PGR Master. As of September 30, 2012, PGR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to PGR for trading) was as follows:

September 30, 2012

			Three months ended September 30, 2012
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$576,840	1.40%	$762,065	$432,268	$601,058
Energy	961,005	2.34%	1,196,135	160,426	728,593
Grains	261,062	0.63%	358,000	237,500	281,271
Indices	2,538,650	6.17%	2,560,803	1,081,839	1,858,086
Interest Rates U.S.	699,400	1.70%	769,700	699,400	723,417
Interest Rates Non-U.S.	2,405,375	5.85%	3,330,100	2,129,042	2,847,649
Livestock	13,200	0.03%	15,600	1,200	8,800
Metals	188,350	0.46%	659,250	152,000	395,750
Softs	186,727	0.45%	220,726	133,869	178,685

Total	$7,830,609	19.03%

*	Average of month-end Values at Risk.

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

As of September 30, 2012, Blackwater Master’s total capitalization was $70,449,918. The Partnership owned approximately 45.7% of Blackwater Master. As of September 30, 2012, Blackwater Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Blackwater for trading) was as follows:

September 30, 2012

			Three months ended September 30, 2012
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$2,389,248	3.39%	$2,804,912	$1,374,428	$1,904,294
Energy	124,800	0.18%	298,200	124,800	138,167
Grains	112,500	0.16%	112,500	112,500	112,500
Indices	3,634,913	5.16%	3,673,208	885,672	2,851,435
Interest Rates U.S.	585,200	0.83%	1,153,475	411,700	662,325
Interest Rates Non -U.S.	1,201,798	1.70%	2,578,770	993,791	1,313,518

Total	$8,048,459	11.42%

*	Average of month-end Values at Risk.

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

As of September 30, 2012, JEM Master’s total capitalization was $43,749,005. The Partnership owned approximately 69.7% of JEM Master. As of September 30, 2012, JEM Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to JE Moody for trading) was as follows:

September 30, 2012

	Value at Risk	% of Total Capitalization	Three months ended September 30, 2012
Market Sector			High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$1,516,226	3.46%	$1,811,998	$554,508	$997,068
Grains	173,725	0.40%	173,725	6,000	124,542
Livestock	379,400	0.87%	873,800	129,600	402,133
Metals	44,400	0.10%	45,900	6,300	44,400
Softs	73,500	0.17%	411,150	15,400	141,167

Total	$2,187,251	5.00%

*	Average of month-end Values at Risk.

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

As of September 30, 2012, Cirrus Master’s total capital was $21,981,770. The Partnership owned approximately 85.7% of Cirrus Master. As of September 30, 2012, Cirrus Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Cirrus for trading) was as follows:

September 30, 2012

	Value at Risk	% of Total Capitalization	Three months ended September 30, 2012
Market Sector			High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$1,871,700	8.51%	$2,386,800	$1,122,000	$1,703,400

Total	$1,871,700	8.51%

*	Annual average of month-end Values at Risk.

As of September 30, 2012, FL Master’s total capitalization was $26,035,317. The Partnership owned approximately 63.5% of FL Master. As of September 30, 2012, FL Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Flintlock for trading) was as follows:

September 30, 2012

	Value at Risk	% of Total Capitalization	Three months ended September 30, 2012
Market Sector			High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$642,196	2.47%	$914,280	$464	$461,063
Grains	1,112,775	4.27%	2,119,875	126	521,919
Livestock	656,600	2.52%	1,048,350	11,400	667,275
Metals	3,282,938	12.61%	3,799,792	136,648	2,101,986
Softs	923,550	3.55%	1,555,000	1,648	588,164

Total	$6,618,059	25.42%

*	Average of month-end Values at Risk.

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

As of September 30, 2012, Cambridge Master’s total capital was $3,320,495. The Partnership owned approximately 100% of Cambridge Master. As of September 30, 2012, Cambridge Master’s Value at Risk for its assets (including the to portion of the Partnership’s assets allocated Cambridge for trading) was as follows:

September 30, 2012

	Value at Risk	% of Total Capitalization	For the period ended September 30, 2012
Market Sector			High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,597,099	48.10%	$1,822,106	$511,540	$1,597,099

Total	$1,597,099	48.10%

*	For the period September 1, 2012 (commencement of trading operations) to September 30, 2012 average of month-end Values at Risk.

Item 4.	Controls and Procedures

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2012 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The following information supplements and amends the discussion set forth under Part I, Item 3. “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as updated by the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012.

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

RMBS Litigation and Other Matters

On May 4, 2012, the district court in FEDERAL HOUSING FINANCE AGENCY v. UBS AMERICAS, INC., ET AL., a parallel case to FEDERAL HOUSING FINANCE AGENCY v. ALLY FINANCIAL INC., ET AL., FEDERAL HOUSING FINANCE AGENCY v. CITIGROUP INC., ET AL., and FEDERAL HOUSING FINANCE AGENCY v. JPMORGAN CHASE & CO., ET AL., denied defendants’ motion to dismiss plaintiff’s securities law claims and granted defendants’ motion to dismiss plaintiff’s negligent misrepresentation claims. On June 19, 2012, the district court granted defendants’ motion to certify an interlocutory appeal to the United States Court of Appeals for the Second Circuit from the court’s statutes of repose and limitations rulings.

On May 15, 2012, Woori Bank filed a complaint in the United States District Court for the Southern District of New York against Citigroup alleging actionable misstatements and omissions in connection with Woori Bank’s $95 million investment in five collateralized debt obligations.

On May 18, 2012, the Federal Deposit Insurance Corporation filed (“FDIC”) complaints in the United States District Courts for the Southern District of New York and the Central District of California against various defendants, including Citigroup Global Markets Inc., Citicorp Mortgage Securities Inc., and CitiMortgage Inc., in connection with purchases of residential mortgage-backed securities (“RMBS”) by two failed banks for which the FDIC is acting as receiver.

On June 6, 2012, the court granted in part and denied in part defendants’ motions to dismiss in WESTERN & SOUTHERN LIFE INS. CO., ET AL. v. RESIDENTIAL FUNDING CO., LLC, ET AL.

On June 26, 2012, the court overruled defendants’ demurrer to plaintiff’s amended complaint in FEDERAL HOME LOAN BANK OF CHICAGO v. BANC OF AMERICA SECURITIES, LLC, ET AL.

On July 27, 2012, John Hancock Life Insurance Co. and several affiliated entities filed a complaint in the United States District Court for the District of Minnesota against various defendants, including CGM, asserting disclosure claims arising out of purchases of RMBS.

On August 29, 2012, the United States District Court for the Southern District of New York issued an order preliminarily approving the parties’ settlement in IN RE CITIGROUP INC. SECURITIES LITIGATION, pursuant to which Citigroup has agreed to pay $590 million. A fairness hearing is scheduled for January 15, 2013.

On August 30, 2012, Rentokil-Initial Pension Scheme filed a putative class action complaint against Citigroup on behalf of purchasers of 26 Citigroup offerings of medium term Euro Notes issued between October 12, 2005 and February 25, 2009. The complaint asserts claims under Section 90 of the Financial Services and Markets Act 2000 and includes allegations similar to those asserted in IN RE CITIGROUP INC. BOND LITIGATION.

On October 15, 2012, the United States District Court for the Southern District of New York granted lead plaintiffs’ amended motion for class certification in NEW JERSEY CARPENTERS HEALTH FUND v. RESIDENTIAL CAPITAL LLC, ET AL., having previously denied lead plaintiffs’ motion for class certification on January 18, 2011. Plaintiffs in this action allege violations of Sections 11, 12, and 15 of the Securities Act of 1933, as amended, and assert disclosure claims on behalf of a putative class of purchasers of mortgage-backed securities issued by Residential Accredited Loans, Inc. pursuant or traceable to prospectus materials filed on March 3, 2006 and April 3, 2007. CGM is one of the underwriter defendants.

Other Matters

Citigroup and Citibank, N.A., along with other U.S. Dollar (USD) LIBOR panel banks, are defendants in the multidistrict litigation (MDL) proceeding before Judge Buchwald in the United States District Court for the Southern District of New York captioned IN RE LIBOR-BASED FINANCIAL INSTRUMENTS ANTITRUST LITIGATION. Judge Buchwald has appointed interim lead class counsel for, and consolidated amended complaints have been filed on behalf of, three separate putative classes of plaintiffs: (1) OTC purchasers of derivative instruments tied to USD LIBOR; (2) purchasers of exchange-traded derivative instruments tied to USD LIBOR; and (3) indirect OTC purchasers of U.S. debt securities. Each of these putative classes alleges that the panel bank defendants conspired to suppress USD LIBOR in violation of the Sherman Act and/or the Commodity Exchange Act, thereby causing plaintiffs to suffer losses on the instruments they purchased. Also consolidated into the MDL proceeding are individual civil actions commenced by various Charles Schwab entities that allege that the panel bank defendants conspired to suppress the USD LIBOR rates in violation of the Sherman Act, the Racketeer Influenced and Corrupt Organizations Act, and California state law, causing the Schwab entities to suffer losses on USD LIBOR-linked financial instruments that they owned. Plaintiffs in these actions seek compensatory damages and restitution for losses caused by the alleged violations, as well as treble damages under the Sherman Act. The Schwab and OTC plaintiffs also seek injunctive relief.

In the course of its business, CGM, as a major futures commission merchant and broker-dealer, is a party to various civil actions, claims and routine regulatory investigations and proceedings that the General Partner believes do not have a material effect on the business of CGM. GCM may establish reserves from time to time in connections with such actions.

Item 1A.	Risk Factors

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012, other than as set forth below.

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

In October 2011, the CFTC adopted new rules governing position limits. In September 2012, these rules were vacated by the United States District Court for the District of Columbia and remanded to the CFTC for further consideration. It is possible, nevertheless, that these rules may take effect in some form via re-promulgation or a successful appeal by the CFTC of the District Court’s ruling. The vacated rules established position limits on certain futures contracts and any economically equivalent futures, options and swaps.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended September 30, 2012, there were subscriptions of 2,768.9519 Class A Redeemable Units totaling $3,787,329. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used in the trading of commodity interests including futures contracts, options, forward and swap contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2012- July 31, 2012	2,206.5230	$1,388.54	N/A	N/A
August 1, 2012- August 31, 2012	2,114.3140	$1,364.13	N/A	N/A
September 1, 2012- September 30, 2012	1,787.4020	$1,369.55	N/A	N/A
	6,108.2390	$1,374.53

*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.
**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day.

Item 3.	Defaults Upon Senior Securities. None.

Item 4.	Mine Safety Disclosures. None.

Item 5.	Other Information.

The registrant does not have a board of directors. The registrant’s general partner, Ceres Managed Futures LLC (“CMF”), is managed by a board of directors.

Effective November 14, 2012, Mr. Damian George was appointed a director of CMF.

Damian George, age 45, has been a Director of the general partner since November 2012. Since June 2012, Mr. George has been the Chief Financial Officer and a principal of the general partner and is an associate member of the National Futures Association. Since August 2009, Mr. George has been employed by Morgan Stanley Smith Barney LLC (“Morgan Stanley Smith Barney”), a financial services firm, where his responsibilities include oversight of budgeting, finance and Sarbanes-Oxley testing for the Alternative Investments–Managed Futures group. Since August 2009, Mr. George has been registered as an associated person of Morgan Stanley Smith Barney. From November 2005 through July 2009, Mr. George was employed by Citi Alternative Investments, a division of Citigroup Inc. (“Citigroup”), a financial services firm, which administered Citigroup’s hedge fund and fund of funds business, where he served as Director and was responsible for budgeting, finance and Sarbanes-Oxley testing for the Hedge Fund Management group. From November 2004 through July 2009, Mr. George was registered as an associated person of Citigroup Global Markets Inc. Mr. George earned his Bachelor of Science degree in Accounting in May 1989 from Fordham University and his Master of Business Administration degree in International Finance in February 1998 from Fordham University. Mr. George is a Certified Public Accountant.

Item 6.	Exhibits

3.1(a)	Certificate of Limited Partnership dated June 30, 2003 (filed as Exhibit 3.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(b)	Certificate of Amendment of the Certificate of Limited Partnership dated September 21, 2005 (filed as Exhibit 3.1(a) to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(c)	Certificate of Amendment of the Certificate of Limited Partnership dated September 19, 2008 (filed as Exhibit 3.1(c) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(d)	Certificate of Amendment of the Certificate of Limited Partnership dated September 28, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(e)	Certificate of Amendment of the Certificate of Limited Partnership dated June 30, 2010 (filed as Exhibit 3.1(e) to the Current Report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

(f)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as Exhibit 3.1 to the Form 8-K filed on September 7, 2011 and incorporated herein by reference.)

3.2	Second Amended and Restated Limited Partnership Agreement (filed as Exhibit 3.2 to the Current Report on Form 8-K filed on November 1, 2010 and incorporated herein by reference).

10.1(a)	Management Agreement among the Partnership, the General Partner and Altis (filed as Exhibit 10.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(b)	Letter from the General Partner to Altis extending the Management Agreement from June 30, 2011 to June 30, 2012 (filed as Exhibit 10.1(b) on Form 10-K filed on March 30, 2012 and incorporated herein by reference).

10.2(a)	Management Agreement among the Partnership, the General Partner and Waypoint Capital Management LLC (filed as Exhibit 10.4 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(b)	Letter from the General Partner to Waypoint Capital Management LLC extending the Management Agreement from June 30, 2011 to June 30, 2012 (filed as Exhibit 10.3(b) on Form 10-K filed on March 30, 2012 and incorporated herein by reference).

10.3	Customer Agreement between the Partnership, the General Partner and CGM (filed as Exhibit 10.9 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

10.4	Amended and Restated Agency Agreement between the Partnership, the General Partner, CGM and Morgan Stanley Smith Barney LLC (filed as Exhibit 10.8 to the Current Report on Form 8-K filed on August 4, 2010 and incorporated herein by reference).

10.5	Form of Subscription Agreement (filed herein).

10.6	Joinder Agreement among the Partnership, the General Partner, CGM and MSSB (filed as Exhibit 10 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 filed on August 14, 2009 and incorporated herein by reference).

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

(b)	Letter from the General Partner to Blackwater Capital Management LLC extending the Management Agreement from June 30, 2011 to June 30, 2012 (filed as Exhibit 10.7(b) on Form 10-K filed on March 30, 2012 and incorporated herein by reference).

10.9(a)	Management Agreement among the Partnership, the General Partner and J E Moody & Company LLC (filed as Exhibit 10.14 on Form 8-K filed on January 3, 2011 and incorporated herein by reference)

(b)	Letter from the General Partner to J E Moody & Company LLC extending the Management Agreement from June 30, 2011 to June 30, 2012 (filed as Exhibit 10.7(b) on Form 10-K filed on March 30, 2012 and incorporated herein by reference).

10.10(a)	Management Agreement among the Partnership, the General Partner and Cirrus Capital Management LLC (filed as Exhibit 10.1 on Form 8-K filed on January 3, 2011 and incorporated herein by reference).

(b)	Letter from the General Partner to Cirrus Capital Management LLC extending the Management Agreement from June 30, 2011 to June 30, 2012 (filed as Exhibit 10.7(b) on Form 10-K filed on March 30, 2012 and incorporated herein by reference).

10.11(a)	Management Agreement among the Partnership, the General Partner and Flintlock Capital Asset Management, LLC (filed as Exhibit 10.16 on Form 8-K filed on December 1, 2010 and incorporated herein by reference).

(b)	Letter from the General Partner to Flintlock Capital Asset Management LLC extending the Management Agreement from June 30, 2011 to June 30, 2012 (filed as Exhibit 10.7(b) on Form 10-K filed on March 30, 2012 and incorporated herein by reference).

10.12	Management Agreement among the Partnership, the General Partner and Willowbridge Associates Inc. (filed as Exhibit 10.17 to the Current Report on Form 8-K filed on June 2, 2011 and incorporated herein by reference).

10.13	Management Agreement among the Partnership, the General Partner and Rotella Capital Management, Inc. (filed herein).

10.14	Management Agreement among the Partnership, the General Partner and the Cambridge Strategy (Asset Management) Limited (filed herein).

10.15	Management Agreement among the Partnership, the General Partner and Bleecker Street Capital, LLC (filed herein).

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

101.DEF XBRL Taxonomy Extension Definition Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMERGING CTA PORTFOLIO L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Walter Davis
Walter Davis President and Director

Date: November 14, 2012

By:	/s/ Damian George
Damian George Chief Financial Officer (Principal Accounting Officer and Director)

Date: November 14, 2012