Form 10-Q
period 2013-03-31
EMERGING CTA PORTFOLIO LP
filed 2013-05-15
CIK 1269190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes -  No X

As of April 30, 2013, 131,275.6292 Limited Partnership Class A Redeemable Units were outstanding.

EMERGING CTA PORTFOLIO L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Emerging CTA Portfolio L.P.

Statements of Financial Condition

	(Unaudited) March 31, 2013	December 31, 2012
Assets:
Investment in Funds, at fair value	$169,317,725	$131,261,488
Equity in trading account:
Cash	15,985,144	62,988,555
Cash margin	1,832,850	3,174,233
Net unrealized appreciation on open futures contracts	15,911	122,799
Options purchased, at fair value (cost $0 and $55,125 at March 31, 2013 and December 31, 2012, respectively)	0	57,300

Total trading equity	187,151,630	197,604,375
Interest receivable	1,089	3,434

Total assets	$187,152,719	$197,607,809

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$66,735	$32,519
Options premium received, at fair value (premium $0 and $24,375 at March 31, 2013 and December 31, 2012, respectively)	0	22,500
Accrued expenses:
Brokerage fees	545,667	576,196
Management fees	226,579	221,178
Administrative fees	77,668	82,013
Incentive fees	372,419	462,663
Other	136,649	144,405
Redemptions payable	3,640,996	7,914,389

Total liabilities	5,066,713	9,455,863

Partners’ Capital:
General Partner, Class A, 1,655.9756 unit equivalents outstanding at March 31, 2013 and December 31, 2012	2,268,008	2,251,812
Limited Partners, Class A, 131,293.5632 and 136,710.3302 Redeemable Units outstanding at March 31, 2013 and December 31, 2012, respectively	179,817,998	185,900,134

Total partners’ capital	182,086,006	188,151,946

Total liabilities and partners’ capital	$187,152,719	$197,607,809

Net asset value per unit, Class A	$1,369.59	$1,359.81

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.

Condensed Schedule of Investments

March 31, 2013

(Unaudited)

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	76	$22,481	0.01%
Indices	184	(43,387)	(0.02)
Interest Rates Non-U.S.	408	115,045	0.06
Interest Rates U.S.	387	2,617	0.00 *

Total futures contracts purchased		96,756	0.05

Futures Contracts Sold
Currencies	65	52,513	0.03
Indices	143	(58,794)	(0.03)
Interest Rates Non-U.S.	43	(46,002)	(0.02)
Interest Rates U.S.	36	(28,562)	(0.02)

Total futures contracts sold		(80,845)	(0.04)

Unrealized Appreciation on Forward Contracts
Metals	24	103,452	0.05

Total unrealized appreciation on forward contracts		103,452	0.05

Unrealized Depreciation on Forward Contracts
Metals	24	(170,187)	(0.09)

Total unrealized depreciation on forward contracts		(170,187)	(0.09)

Investment in Funds
Waypoint Master Fund L.P.		8,171,902	4.49
Blackwater Master Fund L.P.		30,016,071	16.48
PGR Master Fund L.P.		28,360,934	15.58
JEM Master Fund L.P.		31,207,990	17.14
CMF Cirrus Master Fund L.P.		14,487,859	7.96
Cambridge Master Fund L.P.		10,276,187	5.64
CMF Willowbridge Master Fund L.P.		29,951,531	16.45
300 North Capital Master Fund L.P.		10,529,337	5.78
Principle Master Fund L.P.		6,315,914	3.47

Total investment in Funds		169,317,725	92.99

Net fair value		$169,266,901	92.96%

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

Emerging CTA Portfolio L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Investment Income:
Interest income	$4,056	$4,595
Interest income from investment in Funds	24,264	17,371

Total investment income	28,320	21,966

Expenses:
Brokerage fees including clearing fees	2,085,842	2,186,429
Management fees	675,488	784,315
Administrative fees	235,455	268,176
Incentive fees	372,419	50,061
Other	176,326	149,014

Total expenses	3,545,530	3,437,995

Net investment income (loss)	(3,517,210)	(3,416,029)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in Funds:
Net realized gains (losses) on closed contracts	(1,080,948)	(615,493)
Net realized gains (losses) investment in Funds	13,823,745	(5,158,873)
Change in net unrealized gains (losses) on open contracts	(145,154)	(48,242)
Change in net unrealized gains (losses) on investment in Funds	(7,741,472)	2,496,905

Total trading results	4,856,171	(3,325,703)

Net income (loss)	1,338,961	(6,741,732)
Subscriptions — Limited Partners	4,245,160	20,672,951
Subscriptions — General Partner	0	100,000
Redemptions — Limited Partners	(11,650,061)	(7,614,172)

Net increase (decrease) in Partners’ Capital	(6,065,940)	6,417,047
Partners’ Capital, beginning of period	188,151,946	204,952,071

Partners’ Capital, end of period	$182,086,006	$211,369,118

Net asset value per unit (132,949.5388 and 150,415.5599 units outstanding at March 31, 2013 and 2012, respectively)	$1,369.59	$1,405.23

Net income (loss) per unit*	$9.78	$(44.61)

Weighted average units outstanding	137,532.5218	150,170.1005

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

March 31, 2013

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). Morgan Stanley, indirectly through various subsidiaries, owns a majority equity interest in MSSB Holdings. Citigroup Inc. indirectly owns a minority equity interest in MSSB Holdings. Citigroup Inc. also indirectly owns Citigroup Global Markets Inc. (“CGM”), the commodity broker and a selling agent for the Partnership. Morgan Stanley expects to purchase, subject to regulatory approvals, Citigroup Inc.’s remaining interest in MSSB Holdings. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc.

As of September 1, 2011, the Partnership began offering three classes of limited partnership interests: Class A units, Class D units and Class Z units; each will be referred to as a “Class” and collectively referred to as the “Classes.” All Redeemable Units issued prior to September 1, 2011 were deemed “Class A Units.” The rights, liabilities, risks, and fees associated with investment in the Class A Units were not changed. Class A Units and Class D Units are available to taxable U.S. individuals and institutions, as well as U.S. tax exempt individuals and institutions. Class Z Units will be offered to certain employees of Morgan Stanley Wealth Management and its affiliates (and their family members). The Class of units that a limited partner of the Partnership (each a “Limited Partner”) receives upon subscription will generally depend upon the amount invested in the Partnership or the status of the Limited Partner, although the General Partner may determine to offer units to investors at its discretion. As of March 31, 2013, there were no Redeemable Units outstanding in Class D or Class Z.

As of March 31, 2013, all trading decisions are made for the Partnership by its eleven trading advisors (the “Advisors”) either directly, through individually managed accounts, or indirectly, through investments in other collective investment vehicles. Waypoint Capital Management LLC (Waypoint), Blackwater Capital Management, LLC (“Blackwater”), J E Moody & Company LLC (“J E Moody”), PGR Capital LLP (“PGR Capital”) and Willowbridge Associates Inc. (“Willowbridge”) have been selected by the General Partner as the major commodity trading advisors. In addition, the General Partner has allocated the Partnership’s assets to additional non-major trading advisors (i.e. commodity trading advisors intended to be allocated less than 10% of the Partnership’s assets). Information about advisors allocated less than 10% of the Partnership’s assets may not be disclosed. The General Partner may allocate less than 10% of the Partnership’s assets to a new trading advisor or another trading program of a current Advisor. The Advisors are not affiliated with one another, are not affiliated with the General Partner or CGM and are not responsible for the organization or operation of the Partnership.

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at March 31, 2013 and December 31, 2012, and the results of its operations and changes in partners’ capital for the three months ended March 31, 2013 and 2012. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2012.

The General Partner and each Limited Partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no Limited Partner is liable for obligations of the Partnership in excess of its capital contribution and profits, net of distributions and losses, if any.

        The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

2. Financial Highlights:

Changes in the net asset value per unit for Class A for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
	2013	2012
Net realized and unrealized gains (losses)*	$20.20	$(36.41)
Interest Income	0.21	0.14
Expenses**	(10.63)	(8.34)

Increase (decrease) for the period	9.78	(44.61)
Net asset value per unit, beginning of period	1,359.81	1,449.84

Net asset value per unit, end of period	$1,369.59	$1,405.23

*	Includes brokerage fees and clearing fees.
**	Excludes brokerage fees and clearing fees ..

	Three Months Ended March 31,
	2013	2012
Ratios to average net assets:***
Net investment income (loss)	(7.0)%	(6.4)%
Incentive fees	0.2%	—%

Net investment income (loss) before incentive fees****	(6.8)%	(6.4)%

Operating expense	7.0%	6.5%
Incentive fees	0.2%	—%

Total expenses	7.2%	6.5%

Total return:
Total return before incentive fees	0.9%	(3.1)%
Incentive fees	(0.2)%	—%

Total return after incentive fees	0.7%	(3.1)%

*** Annualized	(other than incentive fees).
**** Interest	inc ome less total expenses.

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

Emerging CTA Portfolio L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

All of the commodity interests owned by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended March 31, 2013 and 2012 were 1,597 and 1,354, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the three months ended March 31, 2013 and 2012 were 36 and 11, respectively. The monthly average notional value of currency forward contracts held directly by the Partnership during the three months ended March 31, 2013 and 2012 were $1,805 and $29,123,661, respectively. The monthly average number of option contracts traded for the three months ended March 31, 2013 and 2012 were 50 and 21, respectively.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions.

On January 1, 2013, the Partnership adopted Accounting Standards Update (“ASU”) 2011-11, “Disclosure about Offsetting Assets and Liabilities” and ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities”. ASU 2011-11 created a new disclosure requirement about the nature of an entity’s rights to setoff and the related arrangements associated with its financial instruments and derivative instruments, while ASU 2013-01 clarified the types of instruments and transactions that are subject to the offsetting disclosure requirements established by ASU 2011-11. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of these disclosures is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards. The new guidance did not have a significant impact on the Partnership’s financial statements.

The following tables summarize the valuation of the Partnership’s investments at March 31, 2013 and December 31, 2012, respectively.

March 31, 2013	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition

Assets
Futures	$190,386	$(93,629)	$96,757
Forwards	0	(170,187)	(170,187)

Total Assets	$190,386	$(263,816)	$(73,430)

Liabilities
Futures	$79,909	$(160,755)	$(80,846)
Forwards	103,452	0	103,452

Total Liabilities	$183,361	$(160,755)	$22,606

Net unrealized appreciation on open futures contracts			$15,911
Net unrealized depreciation on open forward contracts			$(66,735)

Total net unrealized gain (loss) on total contracts			$(50,824)

Emerging CTA Portfolio L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

December 31, 2012	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition

Assets
Futures	$268,039	$(156,608)	$111,431
Forwards	0	(39,734)	(39,734)
Options purchased	57,300	0	57,300

Total Assets	$325,339	$(196,342)	$128,997

Liabilities
Futures	$126,651	$(115,283)	$11,368
Forwards	11,069	(3,854)	7,215
Options premium received	0	(22,500)	(22,500)

Total Liabilities	$137,720	$(141,637)	$(3,917)

Net unrealized appreciation on open futures contracts			$122,799
Net unrealized depreciation on open forward contracts			(32,519)
Total options purchased			57,300
Total options premium received			(22,500)

Total net unrealized gain (loss) on total contracts			$125,080

The following tables indicate the gross fair values of derivative instruments of futures, forwards and options contracts as separate assets and liabilities as of March 31, 2013 and December 31, 2012.

Assets	March 31, 2013
Futures Contracts
Currencies	$85,383
Indices	39,756
Interest Rates Non-U.S.	125,664
Interest Rates U.S.	19,492

Total unrealized appreciation on open futures contracts	$270,295

Liabilities
Futures Contracts
Currencies	$(10,389)
Indices	(141,937)
Interest Rates Non-U.S.	(56,621)
Interest Rates U.S.	(45,437)

Total unrealized depreciation on open futures contracts	$(254,384)

Net unrealized appreciation on open futures contracts	$15,911 *

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

March 31, 2013

Assets
Forward Contracts
Metals	$103,452

Total unrealized appreciation on open forward contracts	$103,452

Liabilities
Forward Contracts
Metals	$(170,187)

Total unrealized depreciation on open forward contracts	$(170,187)

Net unrealized depreciation on open forward contracts	$(66,735)**

**	This amount is in “Net unrealized depreciation on open forward contracts” on the Statements of Financial Condition.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

December 31, 2012
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

December 31, 2012
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

Emerging CTA Portfolio L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

The following tables indicate the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
Sector	2013		2012
Currencies	$310,727		$708,765
Energy	114,173		(43,456)
Grains	(1,670)		32,663
Indices	(471,388)		15,988
Interest Rates U.S.	(244,052)		(324,687)
Interest Rates Non-U.S.	(602,220)		(645,414)
Livestock	(4,570)		0
Metals	(350,475)		(377,202)
Softs	23,373		(30,392)

Total	$(1,226,102	)*****	$(663,735	)*****

*****	This amount is included in “Total trading results” on the Statement of Income and Expenses and Changes in Partners’ Capital.

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

Partnership’s and the Funds’ Fair Value Measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The General Partner has concluded that based on available information in the marketplace, the Partnership’s and the Funds’ Level 1 assets and liabilities are actively traded.

GAAP also requires the use of judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. The General Partner has concluded that based on available information in the marketplace, there has not been a significant decrease in the volume and level of activity in the Partnership’s and the Funds’ Level 2 assets and liabilities.

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

On October 1, 2012, the Financial Accounting Standards Board (“FASB”) issued ASU 2012-04 “Technical Corrections and Improvements,” which makes minor technical corrections and clarifications to Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures.” When the FASB issued Statement 157 (codified in ASC 820), it conformed the use of the term “fair value” in certain pre-Codification standards but not others. ASU 2012-04 conforms the term’s use throughout the ASC “to fully reflect the fair value measurement and disclosure requirements” of ASC 820. ASU 2012-04 also amends the requirements that must be met for an investment company to qualify for the exemption from presenting a statement of cash flows. Specifically, it eliminates the requirements that substantially all of an entity’s investments be carried at “market value” and that the investments be highly liquid. Instead, it requires substantially all of the entity’s investments to be carried at “fair value” and classified as Level 1 or Level 2 measurements under ASC 820. The amendments are effective for fiscal periods beginning after December 15, 2012. The adoption of this ASU did not have a material impact on the Partnership’s financial statements.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended March 31, 2013 and December 31, 2012, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). During the three months ended March 31, 2013 and twelve months ended December 31, 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

	March 31, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Funds	$169,317,725	$0	$169,317,725	$0
Futures	270,295	270,295	0	0
Forwards	103,452	103,452	0	0

Total assets	$169,691,472	$373,747	$169,317,725	$0

Liabilities
Futures	$254,384	$254,384	$0	$0
Forwards	170,187	170,187	0	0

Total liabilities	424,571	424,571	0	0

Net fair value	$169,266,901	$(50,824)	$169,317,725	$0

	December 31, 2012	Quoted Prices in Active Market for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Funds	$131,261,488	$0	$131,261,488	$0
Futures	394,689	394,689	0	0
Forwards	11,069	11,069	0	0
Options purchased	57,300	57,300	0	0

Total assets	$131,724,546	$463,058	$131,261,488	$0

Liabilities
Futures	$271,890	$271,890	$0	$0
Forwards	43,588	43,588	0	0
Options premium received	22,500	22,500	0	0

Total liabilities	337,978	337,978	0	0

Net fair value	$131,386,568	$125,080	$131,261,488	$0

5. Investment in Funds:

On November 1, 2005, the assets allocated to Altis Partners (Jersey) Limited (“Altis”) for trading were invested in the CMF Altis Partners Master Fund L.P. (“Altis Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 4,898.1251 units of Altis Master with cash equal to $4,196,275 and a contribution of open commodity futures and forward contracts with a fair value of $701,851. The Partnership fully redeemed its investment in Altis Master on August 31, 2012 for cash equal to $2,728,991.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

March 31, 2013

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

On November 1, 2010, the assets allocated to PGR Capital LLP (“PGR”) for trading were invested in PGR Master Fund L.P. (“PGR Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership invested in PGR Master with cash equal to $14,913,029. PGR Master was formed to permit accounts managed by PGR using the PGR Mayfair Program, a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner for PGR Master. Individual and pooled accounts currently managed by PGR, including the Partnership, are permitted to be limited partners of PGR Master. The General Partner and PGR believe that trading through this structure should promote efficiency and economy in the trading process. The General Partner and PGR agreed that PGR will trade the Partnership’s assets allocated to PGR at a level that is up to 1.5 times the amount of assets allocated.

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

On January 1, 2011, the assets allocated to J E Moody & Company LLC (“J E Moody”) for trading were invested in JEM Master Fund L.P. (“JEM Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased 19,624.4798 units of JEM Master with cash equal to $19,624,480. JEM Master was formed to permit accounts managed by J E Moody using the JEM Commodity Relative Value Program, a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner for JEM Master. Individual and pooled accounts currently managed by J E Moody, including the Partnership, are permitted to be limited partners of JEM Master. The General Partner and J E Moody believe that trading through this structure should promote efficiency and economy in the trading process. The General Partner and JE Moody agreed that JE Moody will trade the Partnership’s assets allocated to JE Moody at a level that is up to 3 times the amount of assets allocated.

On January 1, 2011, the assets allocated to Cirrus Capital Management LLC (“Cirrus”) for trading were invested in CMF Cirrus Master Fund L.P. (“Cirrus Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased 22,270.9106 units of Cirrus Master with cash equal to $22,270,911. Cirrus Master was formed to permit accounts managed by Cirrus using the Cirrus Program, a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner for Cirrus Master. Individual and pooled accounts currently managed by Cirrus, including the Partnership, are permitted to be limited partners of Cirrus Master. The General Partner and Cirrus believe that trading through this structure should promote efficiency and economy in the trading process. The General Partner and Cirrus agreed that Cirrus will trade the Partnership’s assets allocated to Cirrus at a level that is up to 1.5 times the amount of assets allocated.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

March 31, 2013

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

On September 1, 2012, the assets allocated to Cambridge Strategy (Asset Management) Limited (“Cambridge”) for trading were invested in Cambridge Master Fund L.P. (“Cambridge Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership invested in Cambridge Master with cash equal to $3,000,000. Cambridge Master was formed to permit accounts managed by Cambridge using the Asian Markets Alpha Programme, a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner for Cambridge Master. Individual and pooled accounts currently managed by Cambridge, including the Partnership, are permitted to be limited partners of Cambridge Master. The General Partner and Cambridge believe that trading through this structure should promote efficiency and economy in the trading process. The General Partner and Cambridge agreed that Cambridge will trade the Partnership’s assets allocated to Cambridge at a level that is up to 2 times the amount of assets allocated.

Effective January 1, 2013, the assets traded directly by Willowbridge using its wPraxis Futures Trading Approach, were invested in CMF Willowbridge Master Fund L.P. (“Willowbridge Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 14,103.3175 units of Willowbridge Master with cash equal to $29,484,307. Willowbridge Master was formed to permit accounts managed by Willowbridge using its wPraxis Futures Trading Approach, a proprietary, discretionary trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Willowbridge Master. Individual and pool account currently managed by Willowbridge, including the Partnership, are permitted to be limited partners of Willowbridge Master, The General Partner and Willowbridge believe that trading through this structure should promote efficiency and economy in the trading process. The General Partner and Willowbridge agreed that Willowbridge will trade the Partnership’s assets allocated to Willowbridge at a level that is up to 3 times the amount of assets allocated. Effective February 28, 2013, Willowbridge ceased trading the Partnership’s assets using its MStrategy Trading Approach.

On March 1, 2013, the Partnership allocated assets to Principle Capital Management, LLC (“Principle”), were invested in Principle Master Fund L.P. (“Principle Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership invested in Principle Master with cash equal to $6,503,661. Principle Master was formed to permit accounts managed by Principle using the Principle Commodity Futures Program, a proprietary, discretionary trading program, to invest together in one trading vehicle. The General Partner is also the general partner of Principle Master. Individual and pool account currently managed by Principle, including the Partnership, are permitted to be limited partners of Principle Master, The General Partner and Principle believe that trading through this structure should promote effiency and economy in the trading process. The General Partner and Principle agreed that Principle will trade the Partnership’s assets allocated to Principle at a level that is up to 1.5 times the assets allocated.

On March 1, 2013, the Partnership allocated assets to 300 North Capital LLC (“300 North Capital”), were invested in 300 North Capital Master Fund L.P. (“300 North Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership invested in 300 North Master with cash equal to $10,000,000. 300 North Master was formed to permit accounts managed by 300 North Capital using the Global Macro Strategy Program, a proprietary, discretionary trading program, to invest together in one trading vehicle. The General Partner is also the general partner of 300 North Master. Individual and pool account currently managed by Principle, including the Partnership, are permitted to be limited partners of 300 North Master, The General Partner and Principle believe that trading through this structure should promote efficiency and economy in the trading process.

The General Partner is not aware of any material changes to any of the trading programs discussed above during the fiscal quarter ended March 31, 2013.

Waypoint Master’s, Blackwater Master’s, PGR Master’s, JEM Master’s, Cirrus Master’s, Cambridge Master’s, Willowbridge Master’s, 300 North Capital Master’s and Principle Master’s (collectively, the “Funds”) and the Partnership’s trading of futures, forwards and options contracts, as applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. Reference to “Funds” included in this report may include, as relevant, Altis Master and FL Master. The Funds engage in such trading through commodity brokerage accounts maintained with CGM.

A limited partner of the Funds may withdraw all or part of their capital contribution and undistributed profits, if any, from the Funds as of the end of any day. Such withdrawals are classified as a liability when the limited partner elects to redeem and informs the Funds.

Management, administrative and incentive fees are charged at the Partnership level. All exchange, clearing, service, user, give-up, floor brokerage and National Futures Association fees (collectively the “clearing fees”) are borne by the Partnership directly or through its investment in the Funds. All other fees, including CGM’s direct brokerage fees, are charged at the Partnership level.

At March 31, 2013, the Partnership had approximately 46.0% of Waypoint Master, 38.9% of Blackwater Master, 70.0% of PGR Master, 71.6% of JEM Master, 84.5% of Cirrus, 52.2% of Cambridge Master, 34.7% of Willowbridge Master, 100% of 300 North Master and 100% of Principle Master. At December 31, 2012, the Partnership had approximately 44.9% of Waypoint Master, 41.1% of Blackwater Master, 73.5% of PGR Master, 71.2% of JEM Master, 83.6% of Cirrus Master and 51.8% of Cambridge Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same and the redemption rights are not affected.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

Summarized information reflecting the total assets, liabilities and capital of the Funds is shown in the following tables.

	March 31, 2013
	Total Assets	Total Liabilities	Total Capital
Waypoint Master	$17,808,842	$40,264	$17,768,578
Blackwater Master	77,330,183	58,763	77,271,420
PGR Master	40,565,045	40,502	40,524,543
JEM Master	45,245,729	1,649,114	43,596,615
Cirrus Master	17,159,140	22,902	17,136,238
Cambridge Master	19,764,446	72,455	19,691,991
Willowbridge Master	86,930,324	642,455	86,287,869
300 North Capital Master	10,534,792	6,200	10,528,592
Principle Master	6,329,820	14,300	6,315,520

Total	$321,668,321	$2,546,955	$319,121,366

	December 31, 2012
	Total Assets	Total Liabilities	Total Capital
Waypoint Master	$22,633,645	$70,047	$22,563,598
Blackwater Master	82,996,036	1,069,352	81,926,684
PGR Master	39,466,549	72,252	39,394,297
JEM Master	47,528,791	70,293	47,458,498
Cirrus Master	20,742,891	57,098	20,685,793
Cambridge Master	14,372,049	31,163	14,340,886

Total	$227,739,961	$1,370,205	$226,369,756

Summarized information reflecting the net investment income (loss) from trading, total trading results and net income (loss) of the Funds is shown in the following tables.

	For the three months ended March 31, 2013
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Waypoint Master	$(33,502)	$380,864	$347,362
Blackwater Master	(30,604)	1,951,934	1,921,330
PGR Master	(32,771)	3,698,966	3,666,195
JEM Master	(343,350)	(945,396)	(1,288,746)
Cirrus Master	(37,932)	1,527,460	1,489,528
Cambridge Master	(19,763)	1,320,051	1,300,288
Willowbridge Master	(109,276)	2,076,675	1,967,399
300 North Capital Master	(8,189)	537,526	529,337
Principle Master	(12,536)	(175,210)	(187,746)

Total	$(627,923)	$10,372,870	$9,744,947

Emerging CTA Portfolio L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

	For the three months ended March 31, 2012
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Altis Master	$(79,621)	$(1,671,720)	$(1,751,341)
Waypoint Master	(45,014)	(163,723)	(208,737)
Blackwater Master	(26,911)	(4,324,898)	(4,351,809)
PGR Master	(26,356)	(2,266,066)	(2,292,422)
JEM Master	(237,599)	1,325,575	1,087,976
Cirrus Master	(27,287)	71,386	44,099
FL Master	(58,252)	(181,171)	(239,423)

Total	$(501,040)	$(7,210,617)	$(7,711,657)

Summarized information reflecting the Partnership’s investments in, and the operations of, the Funds is shown in the following tables.

	March 31, 2013		For the three months ended March 31, 2013
	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
Funds				Brokerage Fees	Other
Waypoint Master	4.49%	$8,171,902	$165,844	$7,043	$9,086	$149,715	Commodity Portfolio	Monthly
Blackwater Master	16.48%	30,016,071	765,025	27,323	9,584	728,118	Commodity Portfolio	Monthly
PGR Master	15.58%	28,360,934	2,672,212	18,849	13,169	2,640,194	Commodity Portfolio	Monthly
JEM Master	17.14%	31,207,990	(659,815)	244,748	11,820	(916,383)	Commodity Portfolio	Monthly
Cirrus Master	7.96%	14,487,859	1,296,595	19,620	14,872	1,262,103	Commodity Portfolio	Monthly
Cambridge Master	5.64%	10,276,187	711,114	—	22,436	688,678	Energy Markets	Monthly
Willowbridge Master	16.45%	29,951,531	792,106	33,691	10,429	747,986	Commodity Portfolio	Monthly
300 North Capital Master	5.78%	10,529,337	538,271	2,734	6,200	529,337	Commodity Portfolio	Monthly
Principle Master	3.47%	6,315,914	(174,815)	6,731	6,200	(187,746)	Commodity Portfolio	Monthly

Total		$169,317,725	$6,106,537	$360,739	$103,796	$5,642,002

Emerging CTA Portfolio L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

	December 31, 2012		For the three months ended March 31, 2012
	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemption Permitted
Funds				Brokerage Fees	Other
Altis Master	—%	$—	$(50,391)	$1,968	$818	$(53,177)	Commodity Portfolio	Monthly
Waypoint Master	5.39%	10,138,039	(108,197)	17,864	9,403	(135,464)	Commodity Portfolio	Monthly
Blackwater Master	17.89%	33,659,106	(1,848,033)	22,088	8,802	(1,878,923)	Commodity Portfolio	Monthly
PGR Master	15.39%	28,960,322	(1,541,634)	15,286	10,722	(1,567,642)	Commodity Portfolio	Monthly
JEM Master	17.96%	33,788,666	953,071	159,648	12,906	780,517	Commodity Portfolio	Monthly
Cirrus Master	9.19%	17,294,932	64,332	13,374	12,472	38,486	Energy Markets	Monthly
FL Master	—%	—	(113,745)	37,522	15,617	(166,884)	Commodity Portfolio	Monthly
Cambridge Master	3.94%	7,420,423	—	—	—	—	Commodity Portfolio	Monthly

Total		$131,261,488	$(2,644,597)	$267,750	$70,740	$(2,983,087)

Emerging CTA Portfolio L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

6. Financial Instrument Risks:

In the normal course of business, the Partnership and the Funds are parties to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forward and option contracts. OTC contracts are negotiated between contracting parties and include certain forwards, swaps and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchases of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 15.0% to 33.9% of the Partnership’s/Fund’s contracts are traded OTC.

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

March 31, 2013

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

Partnership’s and the Funds’ Investments. All commodity interests held by the Partnership and the Funds, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The commodity interests are recorded on the trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Net realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses and Changes in Partners’ Capital.

Partnership’s and the Funds’ Fair Value Measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The General Partner has concluded that based on available information in the marketplace, the Partnership’s and the Funds’ Level 1 assets and liabilities are actively traded.

GAAP also requires the use of judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. The General Partner has concluded that, based on available information in the marketplace, there has not been a significant decrease in the volume and level of activity in the Partnership’s and the Funds’ Level 2 assets and liabilities.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

March 31, 2013

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

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain option contracts for which market quotations are not readily available, are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended March 31, 2013 and December 31, 2012, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

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

Forward Foreign Currency Contracts. Forward foreign currency contracts are those contracts where the Partnership and the Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed-upon future date. Forward foreign currency contracts are valued daily, and the Partnership’s and Funds’ net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign foreign exchange rates at the dates of entry into the contracts and the forward foreign exchange rates at the reporting date, is included in the Statements of Financial Condition. Net realized gains (losses) and changes in net unrealized gains (losses) on forward foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the Statements of Income and Expenses and Changes in Partners’ Capital.

The Partnership and the Funds do not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations due to changes in market prices of investments held. Such fluctuations are included in net income (loss) in the Statements of Income and Expenses and Changes in Partners’ Capital.

London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Partnership and the Funds are cash-settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and changes in net unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

March 31, 2013

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

Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

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

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its assets are its (i) investments in the Funds, (ii) equity in its trading account, consisting of cash and cash margin and net unrealized appreciation on open futures contracts and options purchased and (iii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments and investment in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2013.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by net realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2013, Partnership capital decreased 3.2% from $188,151,946 to $182,086,006. This decrease was attributable to subscriptions for 3,116.5890 Class A Redeemable Units totaling $4,245,160, partially offset by a net income of $1,338,961 coupled with the redemption of 8,533.3560 Class A Redeemable Units resulting in an outflow of $11,650,061. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. The General Partner believes that the estimates utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s significant accounting policies are described in detail in Note 7 of the Financial Statements.

The Partnership and the Funds record all investments at fair value in their financial statements, with changes in fair value reported as a component of net realized gains (losses) and change in net unrealized gains (losses) in the Statements of Income and Expenses and Changes in Partners’ Capital.

Results of Operations

During the Partnership’s first quarter of 2013, the net asset value per unit increased 0.7% from $1,359.81 to $1,369.59 as compared to a decrease of 3.1% in the first quarter of 2012. The Partnership experienced a net trading gain before brokerage fees and related fees in the first quarter of 2013 of $4,856,171. Gains were primarily attributable to the Partnership/Funds’ trading of commodity futures in currencies, non-U.S. interest rates, indices and livestock and were partially offset by losses in energy, grains, U.S. interest rates, metals and softs. The Partnership experienced a net trading loss before brokerage fees and related fees in the first quarter of 2012 of $3,325,703. Losses were primarily attributable to the Partnership/Funds’ trading of commodity futures in currencies, grains, U.S. and non-U.S. interest rates, metals and softs and were partially offset by gains in energy, livestock and indices.

During the first quarter of 2013, the most significant gains were recorded within the global stock index markets during January from long positions in U.S., Pacific Rim, and European equity index futures as prices moved higher after German business confidence improved, economic reports in the U.S. and China beat estimates, and a weaker yen boosted Japan’s exports. Within the currency markets, gains were achieved primarily during January from short positions in the Japanese yen versus the U.S. dollar, Canadian dollar, euro, and Australian dollar as the value of the yen declined on speculation the Bank of Japan will ease monetary policy further. Additional currency gains were experienced during March from long positions in the Mexican peso versus the U.S. dollar as the value of the peso moved higher after a gain in U.S. retail sales boosted the outlook for Mexican exports.

A portion of the Partnership’s gains for the quarter was offset by losses incurred within the agricultural sector during March from short positions in corn futures as prices increased during the first half of the month after cold and wet weather in the U.S. delayed plantings. Within the metals sector, losses were incurred primarily during January from short positions in gold and silver futures as prices increased in the first half of January after data showed the U.S. economy unexpectedly contracted in the fourth quarter and the U.S. Federal Reserve maintained asset purchases thus increasing demand for the precious metals. Losses were also incurred within the global interest rate sector, primarily during January, from long positions in U.S. fixed income futures as prices fell amid positive economic reports and after European Central Bank President Mario Draghi said the euro-area economy should gradually recover this year. Within the energy sector, losses were incurred primarily during February from long futures positions in crude oil and its related products as prices fell sharply following news that the U.S. economy grew less than economists expected and as manufacturing expanded less than forecast in China and contracted in Europe.

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

Interest income is earned on 100% of the Partnership’s average daily equity maintained in cash in its (or the Partnership’s allocable portion of a Fund’s) account during each month at the 30-day U.S. Treasury bill rate determined weekly by CGM based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. Interest income for the three months ended March 31, 2013 increased by $6,354, as compared to the corresponding period in 2012. The increase in interest income is due to higher U.S. Treasury bill rates during the three months ended March 31, 2013, as compared to the corresponding period in 2012. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership and the Funds depends on the average daily equity in the Partnership’s/Funds’ account and upon interest rates over which neither the Partnership/Funds nor CGM has control.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. Brokerage fees for the three months ended March 31, 2013 decreased by $100,587, as compared to the corresponding period in 2012. The decrease in brokerage fees is due to lower average net assets during the three months ended March 31, 2013, as compared to the corresponding period in 2012.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. Management fees for the three months ended March 31, 2013 decreased by $108,827, as compared to the corresponding period in 2012. The decrease in management fees is due to a change in fee percentage rates as a result of a change in the mix of Advisors allocated assets of the Partnership during the three months ended March 31, 2013, as compared to corresponding period in 2012.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. Administrative fees for the three months ended March 31, 2013 decreased by $32,721, as compared to the corresponding period in 2012. The decrease in administrative fees is due to lower average net assets during the three months ended March 31, 2013, as compared to the corresponding period in 2012.

Incentive fees paid by the Partnership to the Advisors are based on the new trading profits generated by each Advisor at the end of the quarter, as defined in the management agreements among the Partnership, the General Partner and each Advisor. Trading performance for the three months ended March 31, 2013 resulted in incentive fees of $372,419. Trading performance for the three months ended March 31, 2012 resulted in incentive fees of $50,061.

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

As of March 31, 2013 and December 31, 2012 the Partnership’s assets were allocated among these Advisors in the following approximate percentages:

Advisor	March 31, 2013		December 31, 2012
Waypoint Capital Management LLC	$7,508,839	4%	$8,106,035	4%
PGR Capital LLP	$27,144,099	15%	$28,944,765	15%
Blackwater Capital Management LLC	$28,688,402	16%	$29,561,728	16%
J E Moody & Company LLC	$31,059,687	17%	$33,481,157	18%
Willowbridge Associates Inc.	$29,808,476	16%	$46,411,734	25%
Other	$57,876,503	32%	$41,646,527	22%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

Exchange maintenance margin requirements have been used by the Partnership/Funds as the measure of their Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day interval. The margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility, (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component, which is not relevant to Value at Risk.

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. With the exception of Willowbridge, the Advisors currently trade the Partnership’s assets indirectly in master fund managed accounts over which they have been granted limited authority to make trading decisions. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly and through its investments in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e., in the managed accounts in the Partnership’s name traded by certain non-major advisors and indirectly by each Fund separately. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2013 and December 31, 2012. As of March 31, 2013, the Partnership’s total capitalization was $182,086,066.

March 31, 2013

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$5,659,559	3.11%
Energy	2,393,395	1.31%
Grains	886,048	0.49%
Indices	4,490,493	2.47%
Interest Rates U.S.	644,275	0.35%
Interest Rates Non-U.S.	1,924,707	1.06%
Livestock	939,356	0.51%
Metals	1,349,337	0.74%
Softs	420,888	0.23%

Total	$18,708,058	10.27%

*	Due to rounding.

As of December 31, 2012, the Partnership’s total capitalization was $188,151,946.

December 31, 2012

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$11,154,011	5.93%
Energy	2,663,392	1.42%
Grains	996,230	0.53%
Indices	5,200,764	2.76%
Interest Rates U.S.	891,739	0.47%
Interest Rates Non-U.S.	2,416,220	1.28%
Livestock	543,496	0.29%
Metals	856,681	0.46%
Softs	582,880	0.31%

Total	$25,305,413	13.45%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and through its investments in the Funds by market category as of March 31, 2013 and December 31, 2012, the highest, lowest and average values during the three months ended March 31, 2013 and the twelve months ended December 31, 2012. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of March 31, 2013, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

March 31, 2013

			Three Months Ended March 31, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$140,245	0.08%	$304,357	$102,045	$173,371
Indices	848,181	0.46%	2,369,542	676,026	1,339,375
Interest Rates U.S.	132,359	0.07%	298,235	72,052	182,822
Interest Rates Non-U.S.	415,097	0.23%	1,366,132	230,055	502,437

Total	$1,535,882	0.84%

*	Average of month-end Values at Risk.

As of December 31, 2012, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

December 31, 2012

			Twelve months ended December 31, 2012
Market Sector	Value at Risk	% of Total Capital	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$234,064	0.12%	$760,446	$4,500	$316,276
Energy	15,300	0.01%	476,550	5,000	128,214
Grains	18,000	0.01%	734,800	7,000	241,822
Indices	1,593,295	0.85%	2,451,888	10,500	347,016
Interest Rates U.S.	332,440	0.18%	1,178,570	1,800	331,615
Interest Rates Non-U.S.	637,674	0.34%	2,066,835	23,027	774,939
Livestock	3,000	0.00%**	26,050	1,800	2,000
Metals	60,750	0.03%	1,641,692	20,250	318,143
Softs	4,500	0.00%**	694,183	1,450	17,267

Total	$2,899,023	1.54%

*	Annual average of month-end Values at Risk.
**	Due to rounding.

As of March 31, 2013, Waypoint Master’s total capitalization was $17,768,578. The Partnership owned approximately 46.0% of Waypoint Master. As of March 31, 2013, Waypoint Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Waypoint for trading) was as follows:

March 31, 2013

			Three Months Ended March 31, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$317,200	1.78%	$6,180,417	$317,200	$3,177,304
Energy	64,000	0.36%	131,350	53,750	45,333
Grains	9,600	0.05%	73,200	7,200	38,533
Indices	793,601	4.47%	1,008,086	99,066	390,522
Interest Rates U.S.	80,000	0.45%	179,650	75,075	74,183
Interest Rates Non-U.S.	436,442	2.46%	532,298	58,469	270,925
Metals	71,300	0.40%	157,700	63,900	76,333
Softs	67,500	0.38%	143,850	39,900	97,900

Total	$1,839,643	10.35%

*	Average of month-end Values at Risk.

As of December 31, 2012, Waypoint Master’s total capitalization was $22,563,598. The Partnership owned approximately 44.9% of Waypoint Master. As of December 31, 2012, Waypoint Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Waypoint for trading) was as follows:

December 31, 2012

			Twelve Months Ended December 31, 2012
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$5,181,537	22.96%	$9,805,183	$801,893	$4,924,577
Energy	53,750	0.24%	212,200	13,300	67,232
Indices	686,879	3.04%	1,579,713	84,388	766,988
Interest Rates U.S.	75,075	0.33%	910,900	375	240,518
Interest Rates Non-U.S.	228,670	1.01%	1,960,745	42,234	551,129
Metals	80,325	0.36%	476,500	7,500	112,147
Softs	48,600	0.22%	287,600	31,200	107,842

Total	$6,354,836	28.16%

*	Annual average of month-end Value at Risk.

As of March 31, 2013, PGR Master’s total capitalization was $40,524,543. The Partnership owned approximately 70.0% of PGR Master. As of March 31, 2013, PGR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to PGR for trading) was as follows:

March 31, 2013

			Three Months Ended March 31, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$413,600	1.02%	$731,638	$354,097	$488,994
Energy	198,170	0.49%	825,250	152,066	478,863
Grains	272,140	0.67%	313,730	151,250	242,885
Indices	3,232,988	7.98%	3,659,039	2,202,792	3,320,865
Interest Rates U.S.	226,650	0.56%	456,625	136,225	195,758
Interest Rates Non-U.S.	1,502,754	3.71%	1,663,373	824,918	1,163,702
Livestock	22,000	0.05%	22,000	1,000	12,000
Metals	616,385	1.52%	616,385	203,450	387,363
Softs	266,796	0.66%	274,063	169,123	228,236

Total	$6,751,483	16.66%

*	Average of month-end Values at Risk.

As of December 31, 2012, PGR Master’s total capitalization was $39,394,297. The Partnership owned approximately 73.5% of PGR Master. As of December 31, 2012, PGR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to PGR for trading) was as follows:

December 31, 2012

			Twelve Months Ended December 31, 2012
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$664,462	1.69%	$1,035,798	$403,280	$634,175
Energy	201,844	0.51%	1,418,646	160,426	732,846
Grains	191,500	0.49%	358,000	45,212	192,878
Indices	2,179,752	5.53%	2,587,014	1,081,839	1,843,311
Interest Rates U.S.	481,350	1.22%	1,040,100	481,350	668,688
Interest Rates Non-U.S.	1,676,492	4.26%	4,045,515	1,676,492	2,339,198
Livestock	10,000	0.03%	49,200	1,000	18,317
Metals	304,175	0.77%	1,007,250	63,200	411,946
Softs	213,972	0.54%	418,734	133,869	243,422

Total	$5,923,547	15.04%

*	Annual average of month-end Value at Risk.

As of March 31, 2013, Blackwater Master’s total capitalization was $77,271,420. The Partnership owned approximately 38.9% of Blackwater Master. As of March 31, 2013, Blackwater Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Blackwater for trading) was as follows:

March 31, 2013

			Three Months Ended March 31, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*

Currencies	$2,307,026	2.99%	$4,682,024	$1,602,200	$2,218,689
Energy	822,030	1.06%	2,022,000	304,750	1,137,263
Grains	687,440	0.89%	1,421,500	314,400	793,813
Indices	3,387,502	4.38%	4,014,680	2,646,355	3,347,215
Interest Rates U.S.	418,400	0.54%	420,750	234,250	357,800
Interest Rates Non-U.S.	1,616,933	2.09%	1,618,713	755,490	1,195,094
Livestock	20,000	0.03%	366,000	20,000	128,667
Metals	2,230,931	2.89%	2,838,178	691,824	1,804,119
Softs	16,900	0.02%	373,500	16,900	221,867

Total	$11,507,162	14.89%

*	Average of month-end Values at Risk.

As of December 31, 2012, Blackwater Master’s total capitalization was $81,926,684. The Partnership owned approximately 41.1% of Blackwater Master. As of December 31, 2012, Blackwater Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Blackwater for trading) was as follows:

December 31, 2012

			Twelve Months Ended December 31, 2012
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$4,472,584	5.46%	$5,898,476	$1,374,428	$2,961,576
Energy	507,112	0.62%	2,331,250	124,800	762,951
Grains	1,421,500	1.73%	1,421,500	112,500	368,388
Indices	4,128,815	5.04%	4,874,671	254,386	3,201,424
Interest Rates U.S.	418,000	0.51%	1,153,475	299,975	609,827
Interest Rates Non -U.S.	1,079,443	1.32%	3,185,250	993,791	1,877,689
Metals	1,164,537	1.42%	2,525,190	391,264	1,196,839

Total	$13,191,991	16.10%

*	Annual average of month-end Value at Risk.

As of March 31, 2013, JEM Master’s total capitalization was $43,596,615. The Partnership owned approximately 71.6% of JEM Master. As of March 31, 2013, JEM Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to JE Moody for trading) was as follows:

March 31, 2013

			Three Months Ended March 31, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*

Energy	$2,110,800	4.84%	$4,006,987	$1,206,150	$2,144,623
Grains	499,050	1.14%	843,425	26,325	282,600
Livestock	1,279,575	2.94%	1,546,400	590,075	1,030,667
Metals	24,075	0.06%	93,750	24,075	47,425
Softs	274,450	0.63%	560,800	10,650	303,883

Total	$4,187,950	9.61%

*	Average of month-end Values at Risk.

As of December 31, 2012, JEM Master’s total capitalization was $47,458,498. The Partnership owned approximately 71.2% of JEM Master. As of December 31, 2012, JEM Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to JE Moody for trading) was as follows:

December 31, 2012

			Twelve Months Ended December 31, 2012
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$3,184,242	6.71%	$3,184,242	$554,508	$1,728,449
Grains	355,675	0.75%	355,675	6,000	219,760
Livestock	748,800	1.58%	1,463,000	129,600	697,433
Metals	81,000	0.17%	81,000	3,825	38,419
Softs	560,800	1.18%	759,850	14,950	240,054

Total	$4,930,517	10.39%

*	Annual average of month-end Value at Risk.

As of March 31, 2013, Cambridge Master’s total capital was $19,691,991. The Partnership owned approximately 52.2% of Cambridge Master. As of March 31, 2013, Cambridge Master’s Value at Risk for its assets (including the to portion of the Partnership’s assets allocated Cambridge for trading) was as follows:

March 31, 2013

			Three Months Ended March 31, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$7,521,145	38.19%	$14,780,497	$4,814,743	$7,416,190

Total	$7,521,145	38.19%

*	Average of month-end Values at Risk.

As of December 31, 2012, Cambridge Master’s total capitalization was $14,340,886. The Partnership owned approximately 51.8% of Cambridge Master. As of December 31, 2012, Cambridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Cambridge for trading) was as follows:

December 31, 2012

			Twelve Months Ended December 31, 2012
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$1,597,099	11.14%	$1,822,106	$511,540	$1,597,099

Total	$1,597,099	11.14%

*	For the period September 1, 2012 (commencement of trading operations) to December 31, 2012 average of month-end Value at Risk.

As of March 31, 2013, Willowbridge Master’s total capitalization was $86,287,869. The Partnership owned approximately 34.7% of Willowbridge Master. As of March 31, 2013, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:

March 31, 2013

			Three Months Ended March 31, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,118,100	1.30%	$2,058,475	$148,500	$1,171,821
Indices	596,583	0.69%	6,842,689	352,000	1,329,948
Interest Rates U.S.	766,750	0.89%	1,021,680	235,000	456,389

Total	$2,481,433	2.88%

*	Average of month-end Values at Risk.

As of March 31, 2013, 300 North Master’s total capitalization was $10,528,592. The Partnership owned approximately 100% of 300 North Master. As of March 31, 2013, 300 North Capital Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to 300 North Capital for trading) was as follows:

March 31, 2013

			Three Months Ended March 31, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$12,600	0.12%	$53,400	$12,600	$12,600
Energy	76,800	0.73%	76,800	17,600	76,800
Grains	66,400	0.63%	66,400	26,400	66,400
Indices	337,592	3.21%	633,282	129,586	337,592
Interest Rates U.S.	20,000	0.19%	20,000	5,000	20,000
Interest Rates Non-U.S.	43,029	0.41%	43,256	6,145	43,029
Metals	48,400	0.46%	113,300	6,200	48,400

Total	$604,821	5.75%

*	Average of month-end Values at Risk.

As of March 31, 2013, Principle Master’s total capitalization was $6,315,520. The Partnership owned approximately 100% of Principle Master. As of March 31, 2013, Principle Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Principle for trading) was as follows:

March 31, 2013

			Three Months Ended March 31, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$317,334	5.02%	$327,656	$201,050	$317,334

Total	$317,334	5.02%

*	Average of month-end Values at Risk.

Item 4.	Controls and Procedures

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2013 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Subprime Mortgage-Related Litigation and Other Matters

Securities Actions:

On March 13, 2009, defendants filed a motion to dismiss the complaint. On July 12, 2010, the court issued an opinion and order dismissing plaintiffs’ claims under Section 12 of the Securities Act of 1933, as amended, but denying defendants motion to dismiss certain claims under Section 11. On September 30, 2010, the district court entered a scheduling order in IN RE CITIGROUP INC. BOND LITIGATION. Fact discovery began in November 2010, and plaintiffs’ motion to certify a class was fully briefed. On March 25, 2013, the United States District Court for the Southern District of New York entered an order preliminarily approving the parties proposed settlement of IN RE CITIGROUP INC. BOND LITIGATION, pursuant to which Citigroup and certain of its subsidiaries will pay $730 million in exchange for a release of all claims asserted on behalf of the settlement class. A fairness hearing is scheduled for July 23, 2013.

RMBS Litigation and Other Matters

Beginning in July 2010, Citigroup and certain of its subsidiaries have been named as defendants in complaints filed by purchasers of mortgage-backed security (“MBS”) and collateralized debt obligation (“CDO”) sold or underwritten by Citigroup and certain of its subsidiaries. The MBS-related complaints generally assert that the defendants made material misrepresentations and omissions about the credit quality of the mortgage loans underlying the securities, such as the underwriting standards to which the loans conformed, the loan-to-value ratio of the loans, and the extent to which the mortgaged properties were owner-occupied, and typically assert claims under Section 11 of the Securities Act of 1933, state blue sky laws, and/or common-law misrepresentation-based causes of action. The CDO-related complaints further allege that the defendants adversely selected or permitted the adverse selection of CDO collateral without full disclosure to investors. The plaintiffs in these actions generally seek rescission of their investments, recovery of their investment losses, or other damages. Other purchasers of MBS and CDOs sold or underwritten by Citigroup and certain of its subsidiaries have threatened to file additional suits, for some of which Citigroup and certain of its subsidiaries has agreed to toll (extend) the statute of limitations.

The filed actions generally are in the early stages of proceedings, and certain of the actions or threatened actions have been resolved through settlement or otherwise. The aggregate original purchase amount of the purchases at issue in the filed suits is approximately $12 billion, and the aggregate original purchase amount of the purchases covered by tolling agreements with investors threatening litigation is approximately $6 billion. The largest MBS investor claim against Citigroup and certain of its subsidiaries, as measured by the face value of purchases at issue, has been asserted by the Federal Housing Finance Agency, as conservator for Fannie Mae and Freddie Mac. This suit was filed on September 2, 2011, and has been coordinated in the United States District Court for the Southern District of New York with fifteen other related suits brought by the same plaintiff against various other financial institutions. Motions to dismiss in the coordinated suits have been denied in large part, and discovery is proceeding. An interlocutory appeal currently is pending in the United States Court of Appeals for the Second Circuit on issues common to all of the coordinated suits.

On April 5, 2013, the United States Court of Appeals for the Second Circuit denied defendants’ appeal from the district court’s denial of defendants’ motion to dismiss in FEDERAL HOUSING FINANCE AGENCY v. UBS AMERICAS, INC., ET AL., a parallel case to FEDERAL HOUSING FINANCE AGENCY v. ALLY FINANCIAL INC., ET AL., FEDERAL HOUSING FINANCE AGENCY v. CITIGROUP INC., ET AL., and FEDERAL HOUSING FINANCE AGENCY v. JPMORGAN CHASE & CO., ET AL.

On March 26, 2013, the United States Court of Appeals for the Second Circuit denied defendants’ petition for review of the district court’s October 15, 2012 order granting lead plaintiffs’ amended motion for class certification in NEW JERSEY CARPENTERS HEALTH FUND V. RESIDENTIAL CAPITAL LLC, ET AL. Plaintiffs allege federal securities law claims on behalf of a putative class of purchasers of MBSs issued by Residential Accredited Loans, Inc. CGM is named as an underwriter defendant.

On January 18, 2013, defendants filed a notice of appeal from the New York Supreme Court’s order granting in part and denying in part defendants’ motion to dismiss in LORELEY FINANCING (JERSEY) NO. 3 LTD., ET AL. v. CITIGROUP GLOBAL MARKETS INC., ET AL.

Auction-rate Securities-Related Litigation and Other Matters

Antitrust Actions: On March 5, 2013, the United States Court of Appeals for the Second Circuit affirmed the district court’s dismissal of two putative class actions brought on behalf of purchasers and issuers of auction rate securities for alleged violations of Section 1 of the Sherman Antitrust Act.

Other Matters

Terra Securities ASA Konkursbo, et al. v. Citigroup Inc., et al.: On August 10, 2009, Norwegian securities firm Terra Securities ASA Konkursbo and seven Norwegian municipalities filed a complaint in the United States District Court for the Southern District of New York against Citigroup and certain of its subsidiaries, including CGM and Citigroup Alternative Investments LLC. The complaint asserts, among other things, claims for fraud and negligent misrepresentation as well as claims under Sections 10 and 20 of the Securities Exchange Act of 1934 arising out of the municipalities’ purchase of fund-linked notes acquired from the now-defunct securities firm, Terra Securities, which in turn acquired those notes from Citigroup and certain of its subsidiaries. Plaintiffs seek approximately $120 million in compensatory damages, plus punitive damages. Plaintiffs allege that, among other things, the municipalities invested in the notes after receiving purportedly false and materially misleading marketing materials that were allegedly prepared by defendants. On March 28, 2013, the United States District Court for the Southern District of New York granted defendants’ motion for summary judgment dismissing all remaining claims asserted by seven Norwegian municipalities. Plaintiffs filed a notice of appeal from this ruling to the United States Court of Appeals for the Second Circuit.

Item 1A.	Risk Factors

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 other than as described below.

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

An advisor that trades at a higher level of leverage will establish a greater number of positions than it would establish for an account of similar size traded at the advisor’s standard leverage. Accordingly, a greater amount of the Partnership’s assets will be committed to margin in such situations than if the advisor traded its program at standard leverage. Trading at a higher level of leverage may increase the volatility of the Partnership’s account.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended March 31, 2013, there were subscriptions of 3,116.5890 Class A Redeemable Units totaling $4,245,160. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used in the trading of commodity interests including futures contracts, options, forward and swap contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2013- January 31, 2013	2,731.9750	$1,370.25	N/A	N/A
February 1, 2013- February 28, 2013	3,142.9240	$1,357.20	N/A	N/A
March 1, 2013- March 31, 2013	2,658.4570	$1,369.59	N/A	N/A
	8,533.3560	$1,365.24

*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.
**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 3.	Defaults Upon Senior Securities. None.

Item 4.	Mine Safety Disclosures. Not Applicable.

Item 5.	Other Information. None.

Item 6.	Exhibits

3.1(a)	Certificate of Limited Partnership dated June 30, 2003 (filed as Exhibit 3.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(b)	Certificate of Amendment of the Certificate of Limited Partnership dated September 21, 2005 (filed as Exhibit 3.1(a) to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(c)	Certificate of Amendment of the Certificate of Limited Partnership dated September 19, 2008 (filed as Exhibit 3.1(c) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(d)	Certificate of Amendment of the Certificate of Limited Partnership dated September 28, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(e)	Certificate of Amendment of the Certificate of Limited Partnership dated June 30, 2010 (filed as Exhibit 3.1(e) to the Current Report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

(f)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as Exhibit 3.1 to the Form 8-K filed on September 7, 2011 and incorporated herein by reference).

3.2	Fourth Amended and Restated Limited Partnership Agreement (filed as Exhibit 3.2 to the Current Report on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.1(a)	Management Agreement among the Partnership, the General Partner and Altis (filed as Exhibit 10.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(b)	Letter from the General Partner to Altis extending the Management Agreement from June 30, 2012 to June 30, 2013 (filed as Exhibit 10.1(b) on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.2(a)	Management Agreement among the Partnership, the General Partner and Waypoint Capital Management LLC (filed as Exhibit 10.4 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(b)	Letter from the General Partner to Waypoint Capital Management LLC extending the Management Agreement from June 30, 2012 to June 30, 2013 (filed as Exhibit 10.1(b) on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.3	Customer Agreement between the Partnership, the General Partner and CGM (filed as Exhibit 10.9 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

10.4	Amended and Restated Agency Agreement between the Partnership, the General Partner, CGM and Morgan Stanley Smith Barney LLC (filed as Exhibit 10.8 to the Current Report on Form 8-K filed on August 4, 2010 and incorporated herein by reference).

10.5	Form of Subscription Agreement (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on November 14, 2012 and incorporated herein by reference).

10.6	Joinder Agreement among the Partnership, the General Partner, CGM and Morgan Stanley Smith Barney LLC (filed as Exhibit 10 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 filed on August 14, 2009 and incorporated herein by reference).

10.7(a)	Management Agreement among the Partnership, the General Partner and PGR Capital LLP (filed as Exhibit 10.12 to the Current Report on Form 8-K Filed on November 4, 2010 and incorporated herein by reference).

(b)	Letter from the General Partner to PGR Capital LLP extending the Management Agreement from June 30, 2012 to June 30, 2013 (filed as Exhibit 10.6(b) on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.8(a)	Management Agreement among the Partnership, the General Partner and Blackwater Capital Management LLC (filed as Exhibit 10.13 to the Current Report on Form 8-K filed on November 4, 2010 and incorporated herein by reference).

(b)	Letter from the General Partner to Blackwater Capital Management LLC extending the Management Agreement from June 30, 2012 to June 30, 2013 (filed as Exhibit 10.7(b) on Form 10-K filed on March 27, 2012 and incorporated herein by reference).

10.9(a)	Management Agreement among the Partnership, the General Partner and J E Moody & Company LLC (filed as Exhibit 10.14 on Form 8-K filed on January 3, 2011 and incorporated herein by reference).

(b)	Letter from the General Partner to J E Moody & Company LLC extending the Management Agreement from June 30, 2012 to June 30, 2013 (filed as Exhibit 10.8(b) on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.10(a)	Management Agreement among the Partnership, the General Partner and Cirrus Capital Management LLC (filed as Exhibit 10.1 on Form 8-K filed on January 3, 2011 and incorporated herein by reference).

(b)	Letter from the General Partner to Cirrus Capital Management LLC extending the Management Agreement from June 30, 2012 to June 30, 2013 (filed as Exhibit 10.9(b) on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.11	Management Agreement among the Partnership, the General Partner and Willowbridge Associates Inc. (filed as Exhibit 10.17 to the Current Report on Form 8-K filed on June 2, 2011 and incorporated herein by reference).

(b)	Amendment to the Management Agreement among the Partnership, the General Partner and Willowbridge Associates, Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 7, 2013 and incorporated herein by reference).

10.11	Management Agreement among the Partnership, the General Partner and Rotella Capital Management, Inc. (filed as Exhibit 10.13 to the Quarterly Report on Form 10-Q for the quarterly period September 30, 2012 filed on November 14, 2012 and incorporated herein by reference).

10.12	Management Agreement among the Partnership, the General Partner and Cambridge Strategy (Asset Management) Limited (filed as Exhibit 10.14 to the Quarterly Report on Form 10-Q for the quarterly period September 30, 2012 filed on November 14, 2012 and incorporated herein by reference).

10.13	Management Agreement among the Partnership, the General Partner and Bleecker Street Capital, LLC (filed as Exhibit 10.15 to the Quarterly Report on Form 10-Q for the quarterly period September 30, 2012 filed on November 14, 2012 and incorporated herein by reference).

10.14(a)	Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.14(a) on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

(b)	Amendment No. 5 to Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.14(b) on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

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

Date: May 15, 2013

By:	/s/ Damian George
Damian George Chief Financial Officer (Principal Accounting Officer and Director)

Date: May 15, 2013