Form 10-Q
period 2013-06-30
EMERGING CTA PORTFOLIO LP
filed 2013-08-14
CIK 1269190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Yes -  No X

As of July 31, 2013, 128,476.5342 Limited Partnership Class A Redeemable Units were outstanding.

EMERGING CTA PORTFOLIO L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Emerging CTA Portfolio L.P.

Statements of Financial Condition

	(Unaudited) June 30, 2013	December 31, 2012
Assets:
Investment in Funds, at fair value	$164,714,165	$131,261,488
Equity in trading account:
Cash	21,588,583	62,988,555
Cash margin	2,468,174	3,174,233
Net unrealized appreciation on open futures contracts	57,995	122,799
Options purchased, at fair value (cost $0 and $55,125 at June 30, 2013 and December 31, 2012, respectively)	—	57,300

Total trading equity	188,828,917	197,604,375
Interest receivable	489	3,434

Total assets	$188,829,406	$197,607,809

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$—	$32,519
Options premium received, at fair value (premium $0 and $24,375 at June 30, 2013 and December 31, 2012, respectively)	—	22,500
Accrued expenses:
Brokerage fees	550,752	576,196
Management fees	229,056	221,178
Administrative fees	78,378	82,013
Incentive fees	856,949	462,663
Other	171,404	144,405
Redemptions payable	2,239,698	7,914,389

Total liabilities	4,126,237	9,455,863

Partners’ Capital:
General Partner, 1,512.9756 and 1,655.9756 Class A Unit equivalents outstanding at June 30, 2013 and December 31, 2012, respectively	2,135,020	2,251,812
Limited Partners, 129,375.9652 and 136,710.3302 Class A Redeemable Units outstanding at June 30, 2013 and December 31, 2012, respectively	182,568,149	185,900,134

Total partners’ capital	184,703,169	188,151,946

Total liabilities and partners’ capital	$188,829,406	$197,607,809

Net asset value per unit, Class A	$1,411.14	$1,359.81

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.

Condensed Schedule of Investments

June 30, 2013

(Unaudited)

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	71	$(18,070)	(0.01)%
Indices	346	(11,719)	(0.00	)*
Interest Rates Non-U.S.	99	24,855	0.01
Interest Rates U.S.	146	50,481	0.03

Total futures contracts purchased		45,547	0.03

Futures Contracts Sold
Currencies	105	134,665	0.07
Indices	163	(112,904)	(0.06)
Interest Rates Non-U.S.	86	(7,907)	(0.00	)*
Interest Rates U.S.	12	(1,406)	(0.00	)*

Total futures contracts sold		12,448	0.01

Investment in Funds
Waypoint Master Fund L.P.		7,187,207	3.89
Blackwater Master Fund L.P.		27,611,323	14.95
PGR Master Fund L.P.		18,774,004	10.17
JEM Master Fund L.P.		31,789,947	17.21
CMF Cirrus Master Fund L.P.		15,086,537	8.17
Cambridge Master Fund L.P.		14,089,315	7.62
CMF Willowbridge Master Fund L.P.		15,522,200	8.40
300 North Capital Master Fund L.P.		18,655,925	10.10
Principle Master Fund L.P.		15,997,707	8.66

Total investment in Funds		164,714,165	89.17

Net fair value		$164,772,160	89.21%

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

Emerging CTA Portfolio L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Investment Income:
Interest income	$1,193	$6,682	$5,249	$11,277
Interest income from investment in Funds	9,973	23,101	34,237	40,472

Total investment income	11,166	29,783	39,486	51,749

Expenses:
Brokerage fees including clearing fees	2,097,305	2,314,248	4,183,147	4,500,677
Management fees	689,744	776,481	1,365,232	1,560,796
Administrative fees	236,432	269,599	471,887	537,775
Incentive fees	773,152	358,490	1,145,571	408,551
Other	284,107	169,789	460,433	318,803

Total expenses	4,080,740	3,888,607	7,626,270	7,326,602

Net investment income (loss)	(4,069,574)	(3,858,824)	(7,586,784)	(7,274,853)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in Funds:
Net realized gains (losses) on closed contracts	558,128	4,036,120	(522,813)	3,420,626
Net realized gains (losses) investment in Funds	7,548,615	(627,913)	21,372,357	(5,786,786)
Change in net unrealized gains (losses) on open contracts	108,822	(7,622)	(36,335)	(55,863)
Change in net unrealized gains (losses) on investment in Funds	1,435,481	(6,928,511)	(6,305,992)	(4,431,606)

Total trading results	9,651,046	(3,527,926)	14,507,217	(6,853,629)

Net income (loss)	5,581,472	(7,386,750)	6,920,433	(14,128,482)
Subscriptions — Limited Partners	4,348,476	12,091,376	8,593,636	32,764,327
Subscriptions — General Partner	—	—	—	100,000
Redemptions — Limited Partners	(7,112,086)	(9,010,087)	(18,762,147)	(16,624,259)
Redemptions — General Partner	(200,699)	—	(200,699)	—

Net increase (decrease) in Partners’ Capital	2,617,163	(4,305,461)	(3,448,777)	2,111,586
Partners’ Capital, beginning of period	182,086,006	211,369,118	188,151,946	204,952,071

Partners’ Capital, end of period	$184,703,169	$207,063,657	$184,703,169	$207,063,657

Net asset value per unit, Class A (130,888.9408 and 152,540.1667 Class A units outstanding at June 30, 2013 and 2012, respectively)	$1,411.14	$1,357.44	$1,411.14	$1,357.44

Net income (loss) per unit*, Class A	$41.55	$(47.79)	$51.33	$(92.40)

Weighted average Class A units outstanding	133,411.6635	154,789.6255	135,472.0927	152,479.8630

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

June 30, 2013

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest in MSSB Holdings and Citigroup Inc. indirectly owned a minority equity interest in MSSB Holdings. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc.

As of September 1, 2011, the Partnership began offering three classes of limited partnership interests: Class A units, Class D units and Class Z units; each will be referred to as a “Class” and collectively referred to as the “Classes.” All Redeemable Units issued prior to September 1, 2011 were deemed “Class A Units.” The rights, liabilities, risks, and fees associated with investment in the Class A Units were not changed. Class A Units and Class D Units are available to taxable U.S. individuals and institutions, as well as U.S. tax exempt individuals and institutions. Class Z Units will be offered to certain employees of Morgan Stanley Wealth Management and its affiliates (and their family members). The Class of units that a limited partner of the Partnership (each a “Limited Partner”) receives upon subscription will generally depend upon the amount invested in the Partnership or the status of the Limited Partner, although the General Partner may determine to offer units to investors at its discretion. As of June 30, 2013, there were no Redeemable Units outstanding in Class D or Class Z.

As of June 30, 2013, all trading decisions were made for the Partnership by its eleven trading advisors (the “Advisors”) either directly, through individually managed accounts, or indirectly, through investments in other collective investment vehicles. Waypoint Capital Management LLC (“Waypoint”), Blackwater Capital Management, LLC (“Blackwater”), J E Moody & Company LLC (“J E Moody”), PGR Capital LLP (“PGR Capital”) and Willowbridge Associates Inc. (“Willowbridge”) have been selected by the General Partner as the major commodity trading advisors. In addition, the General Partner has allocated the Partnership’s assets to additional non-major trading advisors (i.e. commodity trading advisors intended to be allocated less than 10% of the Partnership’s assets). Information about advisors allocated less than 10% of the Partnership’s assets may not be disclosed. The General Partner may allocate less than 10% of the Partnership’s assets to a new trading advisor or another trading program of a current Advisor. The Advisors are not affiliated with one another, are not affiliated with the General Partner or CGM and are not responsible for the organization or operation of the Partnership.

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at June 30, 2013 and December 31, 2012, and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2013 and 2012. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2012.

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

Emerging CTA Portfolio L.P.

Notes to Financial Statements

June 30, 2013

(Unaudited)

2. Financial Highlights:

Changes in the net asset value per unit for Class A for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net realized and unrealized gains (losses)*	$56.35	$(37.83)	$76.55	$(74.24)
Interest Income	0.08	0.19	0.29	0.33
Expenses**	(14.88)	(10.15)	(25.51)	(18.49)

Increase (decrease) for the period	41.55	(47.79)	51.33	(92.40)
Net asset value per unit, beginning of period	1,369.59	1,405.23	1,359.81	1,449.84

Net asset value per unit, end of period	$1,411.14	$1,357.44	$1,411.14	$1,357.44

*	Includes brokerage fees and clearing fees.
**	Excludes brokerage fees and clearing fees ..

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Ratios to average net assets:***
Net investment income (loss)	(7.6)%	(6.8)%	(7.7)%	(6.8)%
Incentive fees	0.4%	0.2%	0.6%	0.2%

Net investment income (loss) before incentive fees****	(7.2)%	(6.6)%	(7.1)%	(6.6)%

Operating expense	7.2%	6.7%	7.1%	6.6%
Incentive fees	0.4%	0.2%	0.6%	0.2%

Total expenses	7.6%	6.9%	7.7%	6.8%

Total return:
Total return before incentive fees	3.4%	(3.2)%	4.4%	(6.2)%
Incentive fees	(0.4)%	(0.2)%	(0.6)%	(0.2)%

Total return after incentive fees	3.0%	(3.4)%	3.8%	(6.4)%

***	Annualized (other than incentive fees).
****	Interest inc ome less total expenses.

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

During the second quarter of 2013, Waypoint Master Fund L.P. and Cambridge Master Fund L.P. entered into brokerage account agreements with Morgan Stanley & Co. LLC (“MS&Co”). The Partnership, through its investment in the Funds, will pay MS&Co. a service fee equal to $0.70 per round-turn for futures transactions, an equivalent amount for swaps, excluding forward foreign currency transactions, and $0.35 per side for option transactions, excluding foreign exchange options. Waypoint Master Fund L.P. is expected to commence trading during the third quarter of 2013. Subsequent to June 30, 2013, all master funds except Waypoint Master Fund L.P. and Cambridge Master Fund L.P. entered into brokerage account agreements with MS&Co. and expect to commence trading during the third quarter of 2013.

Effective April 12, 2013, Waypoint Master Fund L.P. and Cambridge Master Fund L.P. entered into a foreign exchange brokerage agreement with MS&Co. and commenced trading on or about May 1, 2013. The Partnership, through its investment in the Funds, will pay MS&Co. a foreign exchange prime brokerage fee equal to $4 per $1 million (notional) spot and forward foreign currency contracts transacted each month.

The customer agreements between the Partnership and Citigroup Global Markets Inc. (“CGM”) and the Funds and CGM and/or MS & Co., as applicable give the Partnership and the Funds the legal right to net unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition. The Partnership and the Funds net, for financial reporting purposes, the unrealized gains and losses on open futures and on open forward contracts on the Statements of Financial Condition, as the criteria under Accounting Standards Codification (“ASC”) 210-20, “Balance Sheet,” have been met.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

June 30, 2013

(Unaudited)

All of the commodity interests owned by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended June 30, 2013 and 2012 were 1,568 and 4,455, respectively. The monthly average number of futures contracts traded directly by the Partnership during the six months ended June 30, 2013 and 2012 were 1,582 and 2,905, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the three months ended June 30, 2013 and 2012 were 0 and 10, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the six months ended June 30, 2013 and 2012 were 18 and 11, respectively. The monthly average number of option contracts held directly by the Partnership during the three months ended June 30, 2013 and 2012 were 0 and 269, respectively. The monthly average number of option contracts held directly by the Partnership during the six months ended June 30, 2013 and 2012 were 25 and 145, respectively. The monthly average notional value of currency forward contracts held directly by the Partnership during the three months ended June 30, 2013 and 2012 were $0 and $33,487,217, respectively. The monthly average notional value of currency forward contracts held directly by the Partnership during the six months ended June 30, 2013 and 2012 were $903 and $31,305,439, respectively.

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

The following tables summarize the valuation of the Partnership’s investments at June 30, 2013 and December 31, 2012, respectively.

June 30, 2013	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition

Assets
Futures	$256,040	$(210,493)	$45,547

Total Assets	$256,040	$(210,493)	$45,547

Liabilities
Futures	$193,023	$(180,575)	$12,448

Total Liabilities	$193,023	$(180,575)	$12,448

Net unrealized appreciation on open futures contracts			$57,995

Total net unrealized gain (loss) on total contracts			$57,995

Emerging CTA Portfolio L.P.

Notes to Financial Statements

June 30, 2013

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

The following tables indicate the gross fair values of derivative instruments of futures, forwards and options contracts as separate assets and liabilities as of June 30, 2013 and December 31, 2012.

Assets	June 30, 2013
Futures Contracts
Currencies	$140,564
Indices	191,129
Interest Rates Non-U.S.	56,107
Interest Rates U.S.	61,262

Total unrealized appreciation on open futures contracts	$449,062

Liabilities
Futures Contracts
Currencies	$(23,969)
Indices	(315,752)
Interest Rates Non-U.S.	(39,159)
Interest Rates U.S.	(12,187)

Total unrealized depreciation on open futures contracts	$(391,067)

Net unrealized appreciation on open futures contracts	$57,995 *

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

June 30, 2013

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

	December 31, 2012
Assets
Options purchased
Indices	$57,300

Total options purchased	$57,300	***

Liabilities
Options premium received
Indices	$(22,500)

Total options premium received	$(22,500	)****

***	This amount is in “Options purchased, at fair value” on the Statements of Financial Condition.
****	This amount is in “Options premium received, at fair value” on the Statements of Financial Condition.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

June 30, 2013

(Unaudited)

The following tables indicate the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,				Six Months Ended June 30,
Sector	2013		2012		2013		2012
Currencies	$180,715		$22,363		$491,446		$731,128
Energy	—		800,722		114,173		757,266
Grains	—		443,606		(1,670)		476,269
Indices	394,274		(212,568)		(77,114)		(196,580)
Interest Rates U.S.	158,978		2,537,829		(85,074)		2,213,142
Interest Rates Non-U.S.	(67,017)		788,238		(669,237)		142,824
Livestock	—		(24,560)		(4,570)		(24,560)
Metals	—		(368,805)		(350,475)		(746,007)
Softs	—		41,673		23,373		11,281

Total	$666,950	*****	$4,028,498	*****	$(559,148	)*****	$3,364,763	*****

*****	This amount is included in “Total trading results” on the Statement of Income and Expenses and Changes in Partners’ Capital.

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

On October 1, 2012, the Financial Accounting Standards Board (the “FASB”) issued ASU 2012-04 “Technical Corrections and Improvements,” which makes minor technical corrections and clarifications to Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures.” When the FASB issued Statement 157 (codified in ASC 820), it conformed the use of the term “fair value” in certain pre-Codification standards but not others. ASU 2012-04 conforms the term’s use throughout the ASC “to fully reflect the fair value measurement and disclosure requirements” of ASC 820. ASU 2012-04 also amends the requirements that must be met for an investment company to qualify for the exemption from presenting a statement of cash flows. Specifically, it eliminates the requirements that substantially all of an entity’s investments be carried at “market value” and that the investments be highly liquid. Instead, it requires substantially all of the entity’s investments to be carried at “fair value” and classified as Level 1 or Level 2 measurements under ASC 820. The amendments are effective for fiscal periods beginning after December 15, 2012. The adoption of this ASU did not have a material impact on the Partnership’s financial statements.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

June 30, 2013

(Unaudited)

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended June 30, 2013 and December 31, 2012, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). During the six months ended June 30, 2013 and twelve months ended December 31, 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

	June 30, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Funds	$164,714,165	$0	$164,714,165	$0
Futures	449,062	449,062	0	0

Total assets	$165,163,227	$449,062	$164,714,165	$0

Liabilities
Futures	$391,067	$391,067	$0	$0

Total liabilities	391,067	391,067	0	0

Net fair value	$164,772,160	$57,995	$164,714,165	$0

	December 31, 2012	Quoted Prices in Active Market for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Funds	$131,261,488	$0	$131,261,488	$0
Futures	394,689	394,689	0	0
Forwards	11,069	11,069	0	0
Options purchased	57,300	57,300	0	0

Total assets	$131,724,546	$463,058	$131,261,488	$0

Liabilities
Futures	$271,890	$271,890	$0	$0
Forwards	43,588	43,588	0	0
Options premium received	22,500	22,500	0	0

Total liabilities	337,978	337,978	0	0

Net fair value	$131,386,568	$125,080	$131,261,488	$0

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

June 30, 2013

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

June 30, 2013

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

On March 1, 2013, the assets allocated to Principle Capital Management, LLC (“Principle”) for trading were invested in Principle Master Fund L.P. (“Principle Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership invested in Principle Master with cash equal to $6,503,661. Principle Master was formed to permit accounts managed by Principle using the Principle Commodity Futures Program, a proprietary, discretionary trading program, to invest together in one trading vehicle. The General Partner is also the general partner of Principle Master. Individual and pool account currently managed by Principle, including the Partnership, are permitted to be limited partners of Principle Master, The General Partner and Principle believe that trading through this structure should promote effiency and economy in the trading process. The General Partner and Principle agreed that Principle will trade the Partnership’s assets allocated to Principle at a level that is up to 1.5 times the assets allocated.

On March 1, 2013, the assets allocated to 300 North Capital LLC (“300 North Capital”) for trading were invested in 300 North Capital Master Fund L.P. (“300 North Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership invested in 300 North Master with cash equal to $10,000,000. 300 North Master was formed to permit accounts managed by 300 North Capital using the Global Macro Strategy Program, a proprietary, discretionary trading program, to invest together in one trading vehicle. The General Partner is also the general partner of 300 North Master. Individual and pool account currently managed by Principle, including the Partnership, are permitted to be limited partners of 300 North Master, The General Partner and Principle believe that trading through this structure should promote efficiency and economy in the trading process.

The General Partner is not aware of any material changes to any of the trading programs discussed above during the fiscal quarter ended June 30, 2013.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

June 30, 2013

(Unaudited)

Waypoint Master’s, Blackwater Master’s, PGR Master’s, JEM Master’s, Cirrus Master’s, Cambridge Master’s, Willowbridge Master’s, 300 North Capital Master’s and Principle Master’s (collectively, the “Funds”) and the Partnership’s trading of futures, forwards and options contracts, as applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. Reference to “Funds” included in this report may include, as relevant, Altis Master and FL Master. The Funds engage in such trading through commodity brokerage accounts maintained with CGM and or MS & Co., as applicable.

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

At June 30, 2013, the Partnership had approximately 44.1% of Waypoint Master, 38.0% of Blackwater Master, 64.7% of PGR Master, 71.6% of JEM Master, 87.2% of Cirrus Master, 53.2% of Cambridge Master, 15.1% of Willowbridge Master, 100% of 300 North Master and 100% of Principle Master. At December 31, 2012, the Partnership had approximately 44.9% of Waypoint Master, 41.1% of Blackwater Master, 73.5% of PGR Master, 71.2% of JEM Master, 83.6% of Cirrus Master and 51.8% of Cambridge Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same and the redemption rights are not affected.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

June 30, 2013

(Unaudited)

Summarized information reflecting the total assets, liabilities and capital of the Funds is shown in the following tables.

	June 30, 2013
	Total Assets	Total Liabilities	Total Capital
Waypoint Master	$16,299,543	$20,563	$16,278,980
Blackwater Master	73,250,044	625,095	72,624,949
PGR Master	29,046,680	41,794	29,004,886
JEM Master	44,416,399	6,663	44,409,736
Cirrus Master	17,306,429	3,807	17,302,622
Cambridge Master	26,523,128	21,154	26,501,974
Willowbridge Master	102,723,073	46,849	102,676,224
300 North Capital Master	18,679,956	24,400	18,655,556
Principle Master	16,279,042	281,668	15,997,374

Total	$344,524,294	$1,071,993	$343,452,301

	December 31, 2012
	Total Assets	Total Liabilities	Total Capital
Waypoint Master	$22,633,645	$70,047	$22,563,598
Blackwater Master	82,996,036	1,069,352	81,926,684
PGR Master	39,466,549	72,252	39,394,297
JEM Master	47,528,791	70,293	47,458,498
Cirrus Master	20,742,891	57,098	20,685,793
Cambridge Master	14,372,049	31,163	14,340,886

Total	$227,739,961	$1,370,205	$226,369,756

Summarized information reflecting the net investment income (loss) from trading, total trading results and net income (loss) of the Funds is shown in the following tables.

	For the three months ended June 30, 2013
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Waypoint Master	$(32,298)	$(533,681)	$(565,979)
Blackwater Master	(28,472)	(2,035,898)	(2,064,370)
PGR Master	(54,085)	2,151,266	2,097,181
JEM Master	(348,433)	1,773,546	1,425,113
Cirrus Master	(50,395)	1,994,980	1,944,585
Cambridge Master	(8,654)	1,880,968	1,872,314
Willowbridge Master	(131,517)	10,840,412	10,708,895
300 North Capital Master	(30,206)	1,329,747	1,299,541
Principle Master	(53,564)	78,568	25,004

Total	$(737,624)	$17,479,908	$16,742,284

	For the six months ended June 30, 2013
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Waypoint Master	$(65,800)	$(152,817)	$(218,617)
Blackwater Master	(59,076)	(83,964)	(143,040)
PGR Master	(86,856)	5,850,232	5,763,376
JEM Master	(691,783)	828,150	136,367
Cirrus Master	(88,327)	3,522,440	3,434,113
Cambridge Master	(28,417)	3,201,019	3,172,602
Willowbridge Master	(240,793)	12,917,087	12,676,294
300 North Capital Master	(38,395)	1,867,273	1,828,878
Principle Master	(66,100)	(96,642)	(162,742)

Total	$(1,365,547)	$27,852,778	$26,487,231

Emerging CTA Portfolio L.P.

Notes to Financial Statements

June 30, 2013

(Unaudited)

	For the three months ended June 30, 2012
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Altis Master	$(84,220)	$516,388	$432,168
Waypoint Master	(42,354)	2,954,453	2,912,099
Blackwater Master	(43,832)	(7,334,291)	(7,378,123)
PGR Master	(42,967)	(4,624,963)	(4,667,930)
JEM Master	(198,379)	(1,370,688)	(1,569,067)
Cirrus Master	(31,159)	1,146,353	1,115,194
FL Master	(183,243)	(4,093,506)	(4,276,749)

Total	$(626,154)	$(12,806,254)	$(13,432,408)

	For the six months ended June 30, 2012
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Altis Master	$(163,841)	$(1,155,332)	$(1,319,173)
Waypoint Master	(87,368)	2,790,730	2,703,362
Blackwater Master	(70,743)	(11,659,189)	(11,729,932)
PGR Master	(69,323)	(6,891,029)	(6,960,352)
JEM Master	(435,978)	(45,113)	(481,091)
Cirrus Master	(58,446)	1,217,739	1,159,293
FL Master	(241,495)	(4,274,677)	(4,516,172)

Total	$(1,127,194)	$(20,016,871)	$(21,144,065)

Summarized information reflecting the Partnership’s investments in, and the operations of, the Funds is shown in the following tables.

Funds	June 30, 2013		For the three months ended June 30, 2013				Investment Objective	Redemptions Permitted
	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)
				Brokerage Fees	Other
Waypoint Master	3.89%	$7,187,207	$(234,595)	$5,606	$9,015	$(249,216)	Commodity Portfolio	Monthly
Blackwater Master	14.95%	27,611,323	(773,557)	13,271	15,605	(802,433)	Commodity Portfolio	Monthly
PGR Master	10.17%	18,774,004	1,563,929	16,156	26,732	1,521,041	Commodity Portfolio	Monthly
JEM Master	17.21%	31,789,947	1,270,966	239,546	11,686	1,019,734	Commodity Portfolio	Monthly
Cambridge Master	7.63%	14,089,315	1,064,070	—	10,073	1,053,997	Commodity Portfolio	Monthly
Cirrus Master	8.17%	15,086,537	1,689,927	24,851	18,908	1,646,168	Energy Markets	Monthly
Willowbridge Master	8.40%	15,522,200	3,003,509	25,617	6,658	2,971,234	Commodity Portfolio	Monthly
300 North Capital Master	10.10%	18,655,925	1,330,565	12,824	18,200	1,299,541	Commodity Portfolio	Monthly
Principle Master	8.66%	15,997,707	79,255	36,543	17,708	25,004	Commodity Portfolio	Monthly

Total		$164,714,165	$8,994,069	$374,414	$134,585	$8,485,070

Funds	June 30, 2013		For the six months ended June 30, 2013				Investment Objective	Redemptions Permitted
	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)
				Brokerage Fees	Other
Waypoint Master	3.89%	$7,187,207	$(68,751)	$12,649	$18,101	$(99,501)	Commodity Portfolio	Monthly
Blackwater Master	14.95%	27,611,323	(8,535)	40,594	25,189	(74,318)	Commodity Portfolio	Monthly
PGR Master	10.17%	18,774,004	4,236,141	35,005	39,901	4,161,235	Commodity Portfolio	Monthly
JEM Master	17.21%	31,789,947	611,151	484,294	23,506	103,351	Commodity Portfolio	Monthly
Cambridge Master	7.63%	14,089,315	1,775,184	—	32,509	1,742,675	Commodity Portfolio	Monthly
Cirrus Master	8.17%	15,086,537	2,986,522	44,471	33,780	2,908,271	Energy Markets	Monthly
Willowbridge Master	8.40%	15,522,200	3,795,615	59,308	17,087	3,719,220	Commodity Portfolio	Monthly
300 North Capital Master	10.10%	18,655,925	1,868,836	15,558	24,400	1,828,878	Commodity Portfolio	Monthly
Principle Master	8.66%	15,997,707	(95,561)	43,274	23,908	(162,743)	Commodity Portfolio	Monthly

Total		$164,714,165	$15,100,602	$735,153	$238,381	$14,127,068

Emerging CTA Portfolio L.P.

Notes to Financial Statements

June 30, 2013

(Unaudited)

	December 31, 2012		For the three months ended June 30, 2012
	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemption Permitted
Funds				Brokerage Fees	Other
Altis Master	—%	$—	$16,260	$2,491	$559	$13,210	Commodity Portfolio	Monthly
Waypoint Master	5.39%	10,138,039	1,686,688	16,339	9,503	1,660,846	Commodity Portfolio	Monthly
Blackwater Master	17.89%	33,659,106	(3,324,843)	28,184	19,456	(3,372,483)	Commodity Portfolio	Monthly
PGR Master	15.39%	28,960,322	(3,342,941)	28,230	13,286	(3,384,457)	Commodity Portfolio	Monthly
JEM Master	17.96%	33,788,666	(970,816)	135,722	11,224	(1,117,762)	Commodity Portfolio	Monthly
Cirrus Master	9.19%	17,294,932	997,167	17,029	12,640	967,498	Energy Markets	Monthly
FL Master	—%	—	(2,594,838)	149,863	11,851	(2,756,552)	Commodity Portfolio	Monthly
Cambridge Master	3.94%	7,420,423	—	—	—	—	Commodity Portfolio	Monthly

Total		$131,261,488	$(7,533,323)	$377,858	$78,519	$(7,989,700)

	December 31, 2012		For the six months ended June 30, 2012
	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
Funds				Brokerage Fees	Other
Altis Master	—%	$—	$(34,131)	$4,459	$1,377	$(39,967)	Commodity Portfolio	Monthly
Waypoint Master	5.39%	10,138,039	1,578,491	34,203	18,906	1,525,382	Commodity Portfolio	Monthly
Blackwater Master	17.89%	33,659,106	(5,172,876)	50,272	28,258	(5,251,406)	Commodity Portfolio	Monthly
PGR Master	15.39%	28,960,322	(4,884,575)	43,516	24,008	(4,952,099)	Commodity Portfolio	Monthly
JEM Master	17.96%	33,788,666	(17,745)	295,370	24,130	(337,245)	Commodity Portfolio	Monthly
Cirrus Master	9.19%	17,294,932	1,061,499	30,403	25,112	1,005,984	Energy Markets	Monthly
FL Master	—%	—	(2,708,583)	187,385	27,468	(2,923,436)	Commodity Portfolio	Monthly
Cambridge Master	3.94%	7,420,423	—	—	—	—	Commodity Portfolio	Monthly

Total		$131,261,488	$(10,177,920)	$645,608	$149,259	$(10,972,787)

Emerging CTA Portfolio L.P.

Notes to Financial Statements

June 30, 2013

(Unaudited)

6. Financial Instrument Risks:

In the normal course of business, the Partnership and the Funds are parties to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forward and option contracts. OTC contracts are negotiated between contracting parties and include certain forwards, swaps and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 12.6% to 33.2% of the Partnership’s/Fund’s contracts are traded OTC.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds have credit risk and concentration risk, as CGM and/or MS & Co. or their affiliates are the counterparties or brokers with respect to the Partnership’s/Funds’ assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through CGM/MS & Co., the Partnership’s/Funds’ counterparty is an exchange or clearing organization.

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

June 30, 2013

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

June 30, 2013

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

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain option contracts for which market quotations are not readily available, are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended June 30, 2013 and December 31, 2012, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). For the six months ended June 30, 2013 and the twelve months ended December 31, 2012, there were no transfers of assets and liabilities between Level 1 and Level 2.

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

Forward Foreign Currency Contracts. Forward foreign currency contracts are those contracts where the Partnership and the Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed-upon future date. Forward foreign currency contracts are valued daily, and the Partnership’s and Funds’ net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward exchange rates at the dates of entry into the contracts and the forward foreign exchange rates at the reporting date, is included in the Statements of Financial Condition. Net realized gains (losses) and changes in net unrealized gains (losses) on forward foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the Statements of Income and Expenses and Changes in Partners’ Capital.

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

June 30, 2013

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

Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and has determined that, other than that described in Note 3 to the financial statements, there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Recent Accounting Pronouncements. In June 2013, the FASB issued ASU 2013-08, “Financial Services — Investments Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements”. ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the investment company’s status as an investment company. The amendments are effective for interim and annual reporting periods beginning after December 15, 2013. The Partnership is currently evaluating the impact this pronouncement would have on the financial statements.

Net Income (Loss) per unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights.”

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its assets are its (i) investments in the Funds, (ii) equity in its trading account, consisting of cash and cash margin and net unrealized appreciation on open futures contracts and options purchased and (iii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments and investment in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2013.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by net realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2013, Partnership capital decreased 1.8% from $188,151,946 to $184,703,169. This decrease was attributable to the redemptions of 13,568.6400 Class A Redeemable Units totaling $18,762,147 and 143.0000 Class A General Partner unit equivalents totaling $200,699, which was partially offset by the subscriptions of 6,234.2750 Class A Redeemable Units totaling $8,593,636 coupled with a net income of $6,920,433. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership’s second quarter of 2013 the net asset value per unit for increased 3.0% from $1,369.59 to $1,411.14, as compared to a decrease of 3.4% in the second quarter of 2012. The Partnership experienced a net trading gain before brokerage fees and related fees in the second quarter 2013 of $9,651,046. Gains were primarily attributable to the Partnership’s/Funds trading of commodity futures in energy, indices, livestock, metals and softs and were partially offset by losses in currencies, grains and U.S. and non-U.S. interest rates. The Partnership experienced a net trading loss before brokerage fees and related fees for second quarter 2012 of $3,527,926. Losses were primarily attributable to the Partnership’s/Funds trading of commodity futures in currencies, energy, grains, indices, livestock, metals and softs and were partially offset by gains in U.S. and non- U.S. interest rates.

        During the second quarter, the most significant gains were recorded within the metals sector during the quarter from short positions in precious and industrial metals futures as prices declined due to several factors including low or falling inflation readings, outflows from related Exchange Traded Products, and signs of slower global economic growth, especially in China. Additional gains were recorded within global stock indices during the quarter from long futures positions in Pacific Rim, European, and U.S. equity index futures as prices were driven higher by an improving U.S. jobs market, a calming of European debt concerns, and a Japanese stimulus package. Within the currency sector, gains were experienced during April and May from short positions in a weakening Japanese Yen as Japan’s government pledged to aggressively tackle deflation. Additional currency gains were recorded from short positions in the Australian and New Zealand dollars, as well as in the Brazilian real and South African rand, as the values of these currencies weakened with a decline in commodity prices. Within the energy complex, gains were experienced primarily in May from short positions in crude oil futures as prices declined on weak U.S. and Chinese manufacturing data. Within the agricultural markets, gains were recorded primarily in May from short positions in cotton futures as prices declined on mounting concern that global supplies will be more than sufficient to meet demand. Smaller gains in this sector were attributed to trading in livestock futures. A portion of the Partnership’s gains during the quarter was offset by losses incurred within the global interest rate sector during May and June from long positions in European and U.S. fixed income futures as prices declined on speculation central banks across Europe, the U.S., and Japan may curtail their asset purchase programs.

        During the Partnership’s six months ended June 30, 2013 the net asset value per unit increased 3.8% from $1,359.81 to $1,411.14 as compared to a decrease of 6.4% during the six months ended June 30, 2012. The Partnership experienced a net trading gain before brokerage fees and related fees for the six months ended June 30, 2013 of $14,507,217. Gains were primarily attributable to the Partnership’s/Funds trading of commodity futures in energy, indices, livestock, metals and softs and were partially offset by losses in currencies, grains and U.S. and non-U.S. interest rates. The Partnership experienced a net trading loss before brokerage fees and related fees for the six months ended June 30, 2012 of $6,853,629. Losses were primarily attributable to the Partnership’s/Funds trading of commodity futures in currencies, grains, indices, livestock, metals and softs and were partially offset by gains in energy and U.S. and non-U.S. interest rates.

        During the six months ended 2013, the most significant gains during the first two quarters were within global stock indices from long futures positions in Pacific Rim, European, and U.S. equity index futures as prices rose due to optimism central banks will maintain loose monetary policies to boost economic growth. Stock prices continued to be driven higher by an improving U.S. jobs market, a calming of European debt concerns, and a Japanese stimulus package. Within the metals sector, gains were recorded across the two quarters from short positions in precious and industrial metals futures as prices declined due to several factors including low or falling inflation readings, concern that European central banks will sell gold reserves to help fund bail-out costs, outflows from related Exchange Traded Products, and signs of slower global economic growth, especially in China. Within the currency sector, gains were experienced during January through April from short positions in a weakening Japanese Yen as Japan’s government pledged to aggressively tackle deflation. Additional currency gains were recorded primarily in May from short positions in the Australian and New Zealand dollars, as well as in the Brazilian real and South African rand, as the values of these currencies weakened with a decline in commodity prices. Within the energy complex, long futures positions in crude oil and its related products resulted in gains as prices rose during January amid an unexpected drop in inventories. Further gains were experienced in May from short positions in crude oil futures as prices declined on weak U.S. and Chinese manufacturing data. A portion of the Partnership’s gains for the first half of the year was offset by losses incurred within the global interest rate sector from long positions in European and U.S. fixed income futures. As prices declined amid positive economic data and on speculation central banks across Europe and the U.S. may curtail their asset purchase programs. Within the grains sector, losses primarily in March and April were incurred from short positions in wheat, corn, and soybean futures as prices advanced as frigid weather in the U.S. Midwest raised the risk of damage to crops emerging from dormancy and delays in spring planting.

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

        Interest income is earned on 100% of the Partnership’s average daily equity maintained in cash in its (or the Partnership’s allocable portion of a Fund’s) account during each month at the 30-day U.S. Treasury bill rate determined weekly by CGM based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. Interest income for the three and six months ended June 30, 2013 decreased by $18,617 and $12,263, respectively, as compared to the corresponding periods in 2012. The decrease in interest income is due to lower U.S. Treasury bill rates during the three and six months ended June 30, 2013, as compared to the corresponding periods in 2012. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership and the Funds depends on the average daily equity in the Partnership’s/Funds’ account and upon interest rates over which neither the Partnership/Funds nor CGM has control.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. Brokerage fees for the three and six months ended June 30, 2013 decreased by $216,943 and $317,530, respectively, as compared to the corresponding periods in 2012. The decrease in brokerage fees is due to lower average net assets during the three and six months ended June 30, 2013, as compared to the corresponding periods in 2012.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. Management fees for the three and six months ended June 30, 2013 decreased by $86,737, and $195,564, respectively, as compared to the corresponding periods in 2012. The decrease in management fees is due to a change in fee percentage rates as a result of a change in the mix of Advisors allocated assets of the Partnership during the three and six months ended June 30, 2013, as compared to corresponding periods in 2012.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. Administrative fees for the three and six months ended June 30, 2013 decreased by $33,167 and $65,888, respectively, as compared to the corresponding periods in 2012. The decrease in administrative fees is due to lower average net assets during the three and six months ended June 30, 2013, as compared to the corresponding periods in 2012.

Incentive fees paid by the Partnership to the Advisors are based on the new trading profits generated by each Advisor at the end of the quarter, as defined in the management agreements among the Partnership, the General Partner and each Advisor. Trading performance for the three and six months ended June 30, 2013 resulted in incentive fees of $773,152 and $1,145,571, respectively. Trading performance for the three and six months ended June 30, 2012 resulted in incentive fees of $358,490 and $408,551, respectively.

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

As of June 30, 2013 and March 31, 2013, the Partnership’s assets were allocated among these Advisors in the following approximate percentages:

Advisor	June 30, 2013		March 31, 2013
Waypoint Capital Management LLC	$4,906,219	3%	$7,508,839	4%
PGR Capital LLP	$18,793,900	10%	$27,144,099	15%
Blackwater Capital Management LLC	$27,486,201	15%	$28,688,402	16%
J E Moody & Company LLC	$31,629,316	17%	$31,059,687	17%
Willowbridge Associates Inc.	$15,293,545	8%	$29,808,476	16%
Other	$86,593,988	47%	$57,876,503	32%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. With the exception of certain non-major advisors, the Advisors currently trade the Partnership’s assets indirectly in master fund managed accounts established in the name of the master fund over which they have been granted limited authority to make trading decisions. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly and through its investments in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e., in the managed accounts in the Partnership’s name traded by certain non-major advisors, and indirectly by each Fund separately. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2013 and December 31, 2012. As of June 30, 2013, the Partnership’s total capitalization was $184,703,169.

June 30, 2013

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$4,464,201	2.41%
Interest Rates	595,955	0.32%
Indices	1,806,228	0.98%
Commodities	4,924,697	2.67%

Total	$11,791,081	6.38%

As of December 31, 2012, the Partnership’s total capitalization was $188,151,946.

December 31, 2012

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$11,154,011	5.93%
Energy	2,663,392	1.42%
Grains	996,230	0.53%
Indices	5,200,764	2.76%
Interest Rates U.S.	891,739	0.47%
Interest Rates Non-U.S.	2,416,220	1.28%
Livestock	543,496	0.29%
Metals	856,681	0.46%
Softs	582,880	0.31%

Total	$25,305,413	13.45%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and through its investments in the Funds by market category as of June 30, 2013 and December 31, 2012, the highest, lowest and average values during the three months ended June 30, 2013 and the twelve months ended December 31, 2012. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of June 30, 2013, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

June 30, 2013

			Three Months Ended June 30, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$136,725	0.07%	$173,067	$32,900	$102,712
Indices	1,558,476	0.84%	1,558,476	1,315,464	1,483,299
Interest Rates U.S.	78,500	0.04%	234,600	1,100	171,615
Interest Rates Non-U.S.	528,310	0.29%	738,645	64,294	596,957

Total	$2,302,011	1.24%

*	Average of month-end Values at Risk.

As of December 31, 2012, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

December 31, 2012

			Twelve months ended December 31, 2012
Market Sector	Value at Risk	% of Total Capital	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$234,064	0.12%	$760,446	$4,500	$316,276
Energy	15,300	0.01%	476,550	5,000	128,214
Grains	18,000	0.01%	734,800	7,000	241,822
Indices	1,593,295	0.85%	2,451,888	10,500	347,016
Interest Rates U.S.	332,440	0.18%	1,178,570	1,800	331,615
Interest Rates Non-U.S.	637,674	0.34%	2,066,835	23,027	774,939
Livestock	3,000	0.00%**	26,050	1,800	2,000
Metals	60,750	0.03%	1,641,692	20,250	318,143
Softs	4,500	0.00%**	694,183	1,450	17,267

Total	$2,899,023	1.54%

*	Annual average of month-end Values at Risk.
**	Due to rounding.

As of June 30, 2013, Waypoint Master’s total capitalization was $16,278,980. The Partnership owned approximately 44.1% of Waypoint Master. As of June 30, 2013, Waypoint Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Waypoint for trading) was as follows:

June 30, 2013

			Three Months Ended June 30, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$3,727,494	22.90%	$5,659,080	$323,730	$2,743,557
Interest Rates	474,815	2.91%	633,133	53,003	370,192
Commodities	56,496	0.35%	417,980	56,496	126,043

Total	$4,258,805	26.16%

*	Average of month-end Values at Risk.

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

As of June 30, 2013, PGR Master’s total capitalization was $29,004,886. The Partnership owned approximately 64.7% of PGR Master. As of June 30, 2013, PGR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to PGR for trading) was as follows:

June 30, 2013

			Three Months Ended June 30, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$282,196	0.97%	$569,050	$171,887	$380,356
Energy	121,800	0.42%	514,980	58,419	266,947
Grains	158,430	0.55%	350,750	94,025	210,833
Indices	1,496,469	5.16%	3,098,753	1,489,885	2,068,014
Interest Rates U.S.	74,036	0.25%	474,150	54,992	222,445
Interest Rates Non-U.S.	254,737	0.88%	1,727,471	248,116	832,935
Livestock	15,000	0.05%	24,000	13,000	17,000
Metals	1,223,050	4.22%	1,236,650	533,150	862,277
Softs	201,714	0.70%	271,422	86,559	150,871

Total	$3,827,432	13.20%

*	Average of month-end Values at Risk.

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

As of June 30, 2013, Blackwater Master’s total capitalization was $72,624,949. The Partnership owned approximately 38.0% of Blackwater Master. As of June 30, 2013, Blackwater Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Blackwater for trading) was as follows:

June 30, 2013

			Three Months Ended June 30, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*

Currencies	$651,555	0.90%	$2,477,876	$651,555	$1,352,494
Energy	182,050	0.25%	828,630	56,625	194,318
Grains	368,000	0.51%	368,000	194,600	328,533
Indices	1,316,896	1.81%	4,072,824	1,221,043	2,298,578
Interest Rates U.S.	20,900	0.03%	563,400	20,900	252,833
Interest Rates Non-U.S.	186,472	0.26%	1,674,803	186,215	737,306
Livestock	20,000	0.03%	138,000	20,000	59,333
Metals	802,419	1.10%	713,880	56,320	669,314

Total	$3,548,292	4.89%

*	Average of month-end Values at Risk.

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

As of June 30, 2013, JEM Master’s total capitalization was $44,409,736. The Partnership owned approximately 71.6% of JEM Master. As of June 30, 2013, JEM Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to JE Moody for trading) was as follows:

June 30, 2013

			Three Months Ended June 30, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*

Energy	$1,684,355	3.79%	$3,506,178	$946,918	$1,365,381
Grains	582,300	1.31%	724,100	211,050	468,500
Livestock	877,300	1.98%	1,328,650	514,300	800,025
Metals	58,175	0.13%	69,550	1,200	49,825
Softs	6,700	0.02%	471,050	6,700	153,617

Total	$3,208,830	7.23%

*	Average of month-end Values at Risk.

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

As of June 30, 2013, Cambridge Master’s total capital was $26,501,974. The Partnership owned approximately 53.2% of Cambridge Master. As of June 30, 2013, Cambridge Master’s Value at Risk for its assets (including the to portion of the Partnership’s assets allocated Cambridge for trading) was as follows:

June 30, 2013

			Three Months Ended June 30, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$3,957,766	14.93%	$14,491,659	$3,957,766	$9,020,552

Total	$3,957,766	14.93%

*	Average of month-end Values at Risk.

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

As of June 30, 2013, Willowbridge Master’s total capitalization was $102,676,224. The Partnership owned approximately 15.1% of Willowbridge Master. As of June 30, 2013, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:

June 30, 2013

			Three Months Ended June 30, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$2,933,864	2.86%	$4,689,300	$262,600	$1,876,885
Energy	645,150	0.63%	1,496,900	606,300	632,600
Grains	678,000	0.66%	724,800	678,000	682,067
Interest Rates U.S.	236,700	0.23%	1,628,676	8,280	544,834
Interest Rates Non-U.S.	4,265	0.00%**	1,008,316	4,265	385,984
Livestock	206,000	0.20%	206,000	184,200	193,850
Metals	1,308,845	1.28%	1,409,895	556,200	1,325,445
Softs	702,225	0.68%	897,050	651,550	719,189

Total	$6,715,049	6.54%

*	Average of month-end Values at Risk.
**	Due to rounding.

As of June 30, 2013, 300 North Master’s total capitalization was $18,655,556. The Partnership owned approximately 100% of 300 North Master. As of June 30, 2013, 300 North Capital Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to 300 North Capital for trading) was as follows:

June 30, 2013

			Three Months Ended June 30, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$76,370	0.41%	$194,000	$12,600	$58,040
Energy	98,800	0.53%	261,200	31,800	106,567
Indices	573,320	3.07%	2,804,223	96,735	978,258
Interest Rates U.S.	22,500	0.12%	45,000	5,000	25,000
Interest Rates Non-U.S.	35,684	0.19%	96,541	14,506	59,526
Metals	209,250	1.12%	278,400	6,200	117,583

Total	$1,015,924	5.44%

*	Average of month-end Values at Risk.

As of June 30, 2013, Principle Master’s total capitalization was $15,997,374. The Partnership owned approximately 100% of Principle Master. As of June 30, 2013, Principle Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Principle for trading) was as follows:

June 30, 2013

			Three Months Ended June 30, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$334,456	2.09%	$334,456	$146,091	$277,730

Total	$334,456	2.09%

*	Average of month-end Values at Risk.

Item 4.	Controls and Procedures

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2013 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material legal proceedings pending against the Partnership nor the General Partner.

The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

Citigroup Global Markets Inc.

Subprime Mortgage–Related Litigation and Other Matters

Securities Actions:

On May 31, 2013, the United States District Court for the Southern District of New York entered an order dismissing with prejudice the consolidated action INTERNATIONAL FUND MANAGEMENT S.A., ET AL. v. CITIGROUP INC., ET AL. and the individual action SWISSCANTO ASSET MANAGEMENT AG, ET AL. v. CITIGROUP INC., ET AL. pursuant to settlement agreements reached by the parties.

RMBS Litigation and Other Matters

Beginning in July 2010, Citigroup and Related Parties have been named as defendants in complaints filed by purchasers of mortgage-backed securities (“MBS”) and collateralized debt obligations (“CDOs”) sold or underwritten by Citigroup and certain of its subsidiaries. The MBS-related complaints generally assert that the defendants made material misrepresentations and omissions about the credit quality of the mortgage loans underlying the securities, such as the underwriting standards to which the loans conformed, the loan-to-value ratio of the loans, and the extent to which the mortgaged properties were owner-occupied, and typically assert claims under Section 11 of the Securities Act of 1933, state blue sky laws, and/or common-law misrepresentation-based causes of action. The CDO-related complaints further allege that the defendants adversely selected or permitted the adverse selection of CDO collateral without full disclosure to investors. The plaintiffs in these actions generally seek rescission of their investments, recovery of their investment losses, or other damages. Other purchasers of MBS and CDOs sold or underwritten by Citigroup have threatened to file additional suits, for some of which Citigroup has agreed to toll (extend) the statute of limitations.

The filed actions generally are in the early stages of proceedings, and certain of the actions or threatened actions have been resolved through settlement or otherwise. The aggregate original purchase amount of the purchases at issue in the pending RMBS and CDO investor suits, including claims that have been dismissed but are still subject to appeal or otherwise not fully resolved, is approximately $8 billion, and the aggregate original purchase amount of the purchases covered by tolling agreements with RMBS and CDO investors threatening litigation is approximately $6 billion.

On May 29, 2013, the United States District Court for the Southern District of New York so-ordered the parties’ stipulation of voluntary dismissal with prejudice in FEDERAL HOUSING FINANCE AGENCY v. CITIGROUP INC., ET AL. On June 24, 2013, the court entered orders of voluntary dismissal with prejudice and bar orders in FEDERAL HOUSING

FINANCE AGENCY v. JPMORGAN CHASE & CO., ET AL. and FEDERAL HOUSING FINANCE AGENCY v. ALLY FINANCIAL INC., ET AL., dismissing with prejudice all claims against Citigroup in those actions.

On April 30, 2013, the United States District Court for the Southern District of New York issued an order reinstating certain RMBS claims on behalf of a putative class of purchasers of mortgage-backed securities issued by Residential Accredit Loans, Inc. in NEW JERSEY CARPENTERS HEALTH FUND v. RESIDENTIAL CAPITAL LLC, ET AL. Citigroup Global Markets Inc. is named as an underwriter defendant, along with several other underwriter defendants, in plaintiffs’ consolidated third amended complaint, served on May 10, 2013.

Terra Firma Litigation

On September 15, 2010, the district court issued an order granting in part and denying in part Citigroup’s motion for summary judgment. Plaintiffs’ claims for negligent misrepresentation and tortious interference were dismissed. On October 18, 2010, a jury trial commenced on Plaintiffs’ remaining claims for fraudulent misrepresentation and fraudulent concealment. The court dismissed the fraudulent concealment claim before sending the case to the jury. On November 4, 2010, the jury returned a verdict on the fraudulent misrepresentation claim in favor of Citi. Judgment dismissing the complaint was entered on December 9, 2010. Plaintiffs have appealed the judgment as to the negligent misrepresentation claim, the fraudulent concealment claim and the fraudulent misrepresentation claim to the United States Court of Appeals for the Second Circuit. Argument was held on October 4, 2012. On May 31, 2013, the United States Court of Appeals for the Second Circuit vacated the November 2010 jury verdict in favor of Citigroup and ordered that the case be retried. The action was remanded to the United States District Court for the Southern District of New York, and retrial is scheduled to begin on October 7, 2013.

Other Matters

On May 6, 2013, Citibank, N.A. filed a complaint in the United States District Court for the Southern District of New York against Barclays Bank, PLC, seeking payment under a contractual indemnity for losses suffered as a result of foreign exchange trading by Lehman Brothers Inc. in September 2008.

Credit Default Swaps Information Market Matters

In April 2011, the European Commission (DG Competition) (the “EC”) opened an investigation (Case No COMP/39.745) concerning the market for pricing information concerning credit default swaps (“CDS”). On July 2, 2013, the EC served on Citigroup and Related Parties, as well as a dozen other CDS dealers, a Statement of Objections alleging that Citigroup and the other dealers colluded to prevent exchanges from entering the credit derivatives business. The Statement of Objections sets forth the EC case team’s preliminary conclusions prior to hearing the dealers’ defenses.

In July 2009 and September 2011, the Antitrust Division of the U.S. Department of Justice served Civil Investigative Demands (“CIDs”) on Citigroup concerning its role in Markit, a financial information services firm that collects and disseminates valuation and other data relating to credit default swaps. Citigroup has responded to the CIDs and is cooperating with the investigation.

Interbank Offered Rates-Related litigation and Other Matters

On June 14, 2013, the Monetary Authority of Singapore (“MAS”) announced the results of its review of the submissions processes from 2007 to 2011 of twenty banks, including Citibank, N.A. Singapore Branch, for benchmarks set in Singapore, including the Singapore Interbank Offered Rates (“SIBOR”), Swap Offered Rates, and foreign exchange benchmarks used to settle non-deliverable forward FX contracts. All of the banks, including Citibank, N.A. Singapore Branch, were found to have deficiencies in governance, risk management, internal controls, and surveillance systems relating to benchmark submissions, and all were required, among other things, to adopt certain corrective measures, to make quarterly reports to the MAS, and (with one exception) to deposit additional statutory reserves with the MAS for a period of one year.

On June 11, 2013, the plaintiff in 7 W. 57TH ST. REALTY V. CITIGROUP, INC., ET AL., filed a First Amended Complaint. The plaintiff alleges that defendants, including Citigroup and Citibank, N.A., manipulated USD LIBOR in violation of federal and state antitrust law and the Racketeer Influenced and Corrupt Organizations Act, and seeks compensatory damages and, where authorized by statute, treble damages.

On May 20, 2013, an individual action was brought against Citigroup and Citibank, N.A., as well as other USD LIBOR panel banks on behalf of certain hedge funds that were parties to interest rate swap transactions. Based on allegations that the panel bank defendants manipulated USD LIBOR, plaintiffs assert claims for breach of contract, breach of the implied covenant of good faith and fair dealing, fraud, tortious interference with contract, civil conspiracy, and unjust enrichment, and seek compensatory damages.

On June 25 and 28, 2013, three additional individual actions were brought against Citigroup and Citibank, N.A., as well as other USD LIBOR panel banks by various California counties and related public entities. Plaintiffs in each of these actions allege that the panel bank defendants manipulated USD LIBOR in violation of federal and state antitrust law. Plaintiffs also assert claims for fraud, negligent misrepresentation, interference with economic advantage, breach of the implied covenant of good faith and fair dealing, and unjust enrichment, and seek compensatory damages and, where authorized by statute, treble damages and injunctive relief.

Morgan Stanley & Co. LLC

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC (“MS&Co.” or the “Company”).

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley (“MS”), a Delaware holding company. MS files periodic reports with the Securities and Exchange Commission as required by the Securities Exchange Act of 1934, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning MS and its subsidiaries, including MS&Co. As a consolidated subsidiary of MS, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of MS’s SEC 10-K filings for 2012, 2011, 2010, 2009, and 2008.

In addition to the matters described in those filings, in the normal course of business, each of MS and MS&Co. has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions, and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. Each of MS and MS&Co. is also involved, from time to time, in investigations and proceedings by governmental and/or regulatory agencies or self-regulatory organizations, certain of which may result in adverse judgments, fines or penalties. The number of these investigations and proceedings has increased in recent years with regard to many financial services institutions, including MS and MS&Co.

MS&Co. is a Delaware limited liability company with its main business office located at 1585 Broadway, New York, New York 10036. Among other registrations and memberships, MS&Co. is registered as a futures commission merchant and is a member of the National Futures Association.

During the preceding five years, the following administrative, civil, or criminal actions pending, on appeal or concluded against MS&Co. or any of its principals are material within the meaning of CFTC Rule 4.24(l)(2) or 4.34(k)(2):

On June 2, 2009, MS executed a final settlement with the Office of the New York State Attorney General (“NYAG”) in connection with its investigation relating to the sale of auction-rate securities (“ARS”). MS agreed, among other things to: (1) repurchase at par illiquid ARS that were purchased by certain retail clients prior to February 13, 2008; (2) pay certain retail clients that sold ARS below par the difference between par and the price at which the clients sold the securities; (3) arbitrate, under special procedures, claims for consequential damages by certain retail clients; (4) refund refinancing fees to certain municipal issuers of ARS; and (5) pay a total penalty of $35 million. On August 13, 2008, MS reached an agreement in principle on substantially the same terms with the Office of the Illinois Secretary of State, Securities Department (on behalf of a task force of other states under the auspices of the North American Securities Administrators Association) that would settle their investigations into the same matters.

On June 5, 2012, the Company consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by The Commodity Futures Trading Commission (“CFTC”) to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an Exchange for Related Position (“EFRP”). Specifically, the CFTC found that from April 2008 through October 2009, the Company violated Section 4c(a) of the Commodity Exchange Act and Commission Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (“CME”) and Chicago Board of Trade (“CBOT”) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position. In addition, the CFTC found that the Company violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the Act and Regulations. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, the Company accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine. The Company entered into corresponding and related settlements with the CME and CBOT in which the CME found that the Company violated CME Rules 432.Q and 538 and fined the Company $750,000 and CBOT found that the Company violated CBOT Rules 432.Q and 538 and fined the Company $1,000,000.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against the Company and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On July 29, 2011 and September 8, 2011, the court presiding over both actions sustained defendants’ demurrers with respect to claims brought under the Securities Act of 1933, as amended, and overruled defendants’ demurrers with respect to all other claims. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $345 million, and the certificates had incurred actual losses of approximately $2.8 million. Based on currently available information, the Company believes it could incur a loss for this action up to the difference between the $345 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints assert claims on behalf of certain clients of plaintiff’s affiliates and allege that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff’s affiliates’ clients by the Company in the two matters was approximately $263 million. Plaintiff filed amended complaints on October 14, 2011, which raise claims under the Massachusetts Uniform Securities Act and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On November 22, 2011, defendants filed a motion to dismiss the amended complaints. On March 12, 2012, the court denied defendants’ motion to dismiss with respect to plaintiff’s standing to bring suit. Defendants sought interlocutory appeal from that decision on April 11, 2012. On April 26, 2012, defendants filed a second motion to dismiss for failure to state a claim upon which relief can be granted, which the court denied, in substantial part, on October 2, 2012. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $216 million, and the certificates had incurred actual losses of approximately $109 million. Based on currently available information, the Company believes it could incur a loss for these actions of up to the difference between the $216 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against the Company, which is styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al. and is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY, NY County”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that the Company misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that the Company knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court presiding over this action denied the Company’s motion to dismiss the complaint and on March 21, 2011, the Company appealed that order. On July 7, 2011, the appellate court affirmed the lower court’s decision denying the motion to dismiss. Based on currently available information, the Company believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against the Company and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by the Company in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. The defendants’ motion to dismiss the amended complaint was denied on September 19, 2012. The Company filed its answer on December 21, 2012. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $100 million and certain certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $100 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against the Company and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by the Company was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. On May 21, 2012, the Company filed a motion to dismiss the amended complaint, which motion was denied on August 3, 2012. The court has set a trial date in May 2015. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $121 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $121 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus post-judgment interest, fees and costs. The Company may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On September 2, 2011, the Federal Housing Finance Agency (“FHFA”), as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including the Company. A complaint against the Company and other defendants was filed in the Supreme Court of NY, styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raises claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages. On September 26, 2011, defendants removed the action to the United States District Court for the Southern District of New York. On July 13, 2012, the Company filed a motion to dismiss the complaint, which motion was denied in large part on November 19, 2012. Trial is currently scheduled to begin in January 2015. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $2.86 billion, and the certificates had incurred actual losses of approximately $59 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $2.86 billion unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against the Company and certain affiliates in the Supreme Court of NY styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company was approximately $758 million. The amended complaint raises common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory and/or rescissionary damages, as well as punitive damages, associated with plaintiffs’ purchases of such certificates. On September 21, 2012, the Company filed a motion to dismiss the amended complaint, which was granted in part and denied in part on July 16, 2013. Following that decision, the total amount of certificates allegedly sponsored, underwritten and/or sold by the Company was approximately $656 million. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates remaining at issue in this case was approximately $369 million, and the certificates incurred actual losses of approximately $28.3 million. Based on currently available information, the Company believes it could incur a loss up to the difference between the $369 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against the Company and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On March 15, 2013, defendants’ motion to dismiss was denied. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $674 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $674 million unpaid balance of these certificates

(plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Item 1A.	Risk Factors

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended June 30, 2013, there were subscriptions of 3,117.6860 Class A Redeemable Units totaling $4,348,476. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used in the trading of commodity interests including futures contracts, options, forward and swap contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2013- April 30, 2013	1,320.8280	$1,403.49	N/A	N/A
May 1, 2013- May 31, 2013	2,127.3010	$1,418.99	N/A	N/A
June 1, 2013- June 30, 2013	1,587.1550	$1,411.14	N/A	N/A
	5,035.2840	$1,412.45

*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.
**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 3.	Defaults Upon Senior Securities. None.

Item 4.	Mine Safety Disclosures. Not Applicable.

Item 5.	Other Information.

Effective August 1, 2013, the Partnership allocated a portion of its assets to SECOR Capital Advisors, LP, which was invested in SECOR Master Fund L.P. with cash equal to $10,000,000.

The General Partner is in the process of transferring the brokerage accounts of the Partnership and/or the Funds from CGM to MS & Co., a registered futures commission merchant. It is anticipated that eventually all of the assets of the Partnership and the Funds will be deposited in accounts at MS & Co. MS & Co. is owned by Morgan Stanley, which is also the ultimate parent company of Morgan Stanley Smith Barney LLC, currently doing business as Morgan Stanley Wealth Management (“MSWM”), and the General Partner. Morgan Stanley is a worldwide financial services firm with offices throughout the United States and foreign countries.

In connection with this transition, (i) the Partnership will cease paying a brokerage fee to CGM, (ii) CGM will no longer act as a selling agent for the Partnership, (iii) the Partnership will begin paying an ongoing selling agent fee to MSWM and (iv) the Partnership will begin indirectly paying service and transaction fees to MS & Co. through its investment in the Funds.

The Partnership does not have officers or a board of directors. The general partner of the Partnership, Ceres Managed Futures LLC (the “General Partner”), is managed by officers and a board of directors.

Effective August 8, 2013, Walter Davis resigned his position as President and Chairman of the Board of Directors of the General Partner. Effective August 8, 2013, Alper Daglioglu was appointed President of the General Partner and Jeremy Beal was appointed Chairman of the Board of Directors of the General Partner. Also effective August 8, 2013, Douglas Ketterer resigned his position as Director of the General Partner.

Effective September 13, 2013, Damian George will be resigning his position as Chief Financial Officer and Director of the General Partner. Effective September 13, 2013, Alice Ng will be appointed Chief Financial Officer of the General Partner.

Business background descriptions for the newly appointed officers and director are included below.

Alper Daglioglu, age 36, has been a Director, and listed as a principal, of the General Partner since December 2010. He was appointed President of the General Partner in August 2013. Mr. Daglioglu was also appointed Deputy Chief Investment Officer for the Alternative Investments Group at Morgan Stanley Smith Barney LLC, a financial services firm, in August 2013. Since December 2010, Mr. Daglioglu has been employed by Morgan Stanley Smith Barney LLC where his responsibilities include serving as Executive Director and Chief Investment Officer for Morgan Stanley Smith Barney Managed Futures and serving on the Alternative Investments Product Review Committee of Morgan Stanley Smith Barney LLC’s Alternative Investments Group. From June 2009 through December 2010, Mr. Daglioglu was employed by Morgan Stanley Smith Barney LLC, where his responsibilities included serving as a Senior Analyst in the Product Origination Group. From December 2003 through June 2009, Mr. Daglioglu was employed by Morgan Stanley, a financial services firm, where his responsibilities included serving as a Senior Analyst in the Product Origination Group, and serving as the lead investment analyst for Global Macro and Managed Futures strategies within Morgan Stanley Graystone Research Group from February 2007 through June 2009. Mr. Daglioglu earned his Bachelor of Science degree in Industrial Engineering in June 2000 from Galatasaray University and his Master of Business Administration degree in Finance in May 2003 from the University of Massachusetts-Amherst’s Isenberg School of Management. Mr. Daglioglu was awarded a full merit scholarship and research assistantship at the Center for International Securities and Derivatives Markets during his graduate studies. In this capacity, he worked with various major financial institutions in performance monitoring, asset allocation and statistical analysis projects and specialized on alternative approaches to risk assessment for hedge funds and managed futures. Mr. Daglioglu wrote and published numerous research papers on alternative investments. Mr. Daglioglu is a Chartered Alternative Investment Analyst charter holder.

Jeremy Beal, age 38, has been Chairman of the Board of Directors of the General Partner since August 2013. Since May 2013, Mr. Beal has been employed by Morgan Stanley, a financial services firm, where his responsibilities include serving as the Head of Product Strategy and Development, Global Alternative Investments. Mr. Beal has been a Vice President and Director since June 2013, and listed as a principal since July 2013, of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities. Mr. Beal has also been a Vice President and Director since June 2013, and listed as a principal (pending) since July 2013, of Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. Since January 2013, each of Morgan Stanley GWM Feeder Strategies LLC and Morgan Stanley HedgePremier GP LLC has been registered as a commodity pool operator with the CFTC.

Mr. Beal is responsible for general management and oversight with respect to such entities. Mr. Beal has also been employed by Morgan Stanley Smith Barney Private Management LLC, Morgan Stanley Smith Barney Private Management II LLC, and Morgan Stanley Smith Barney Venture Services LLC, each an investment management company, since June 2013, where his responsibilities include acting as Vice President and Director. From October 2012 through May 2013, he was employed by JE Moody & Company LLC (“JE Moody”), a hedge fund and commodity trading advisor, where his responsibilities included acting as the Chief Operating Officer. Prior to joining JE Moody, Mr. Beal was employed by Morgan Stanley Smith Barney LLC, where his responsibilities included serving as Chief Operating Officer, Global Alternative Investments from July 2009 through September 2012, and acting as Head of Product Development and Management, Alternative Investments for Morgan Stanley from May 2007 through July 2009. From March 2002 through May 2007, Mr. Beal was employed by Morgan Stanley, where his responsibilities included acting as Head of Product Development, Managed Futures for Morgan Stanley from May 2005 through May 2007, and acting as Senior Associate, Managed Futures from March 2002 through May 2005. Mr. Beal earned his Bachelor of Science degree in Business Administration in May 1997 from Pacific University and his Juris Doctor and Master of Business Administration degree in May 2001 from Willamette University.

Alice Ng, age 30, has been employed by Morgan Stanley Smith Barney LLC, a financial services firm, since July 2009, where her responsibilities have included serving as Vice President and managing the accounting, financial reporting and regulatory reporting of managed futures funds. Before joining Morgan Stanley Smith Barney LLC, Ms. Ng was employed by Citigroup Alternative Investments, a financial services firm, from September 2005 through July 2009, where her responsibilities included serving as Vice President responsible for the accounting, financial reporting and regulatory reporting of Citigroup Alternative Investments’ managed futures funds. From August 2004 through September 2005, Ms. Ng was employed by The Bank of New York, a financial services firm, where her responsibilities included performing mutual fund administration for financial services firms. Ms. Ng earned her Bachelor of Science in Finance in 2004 from the State University of New York at Binghamton.

Item 6.	Exhibits

3.1(a)	Certificate of Limited Partnership dated June 30, 2003 (filed as Exhibit 3.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(b)	Certificate of Amendment of the Certificate of Limited Partnership dated September 21, 2005 (filed as Exhibit 3.1(a) to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(c)	Certificate of Amendment of the Certificate of Limited Partnership dated September 19, 2008 (filed as Exhibit 3.1(c) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(d)	Certificate of Amendment of the Certificate of Limited Partnership dated September 28, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(e)	Certificate of Amendment of the Certificate of Limited Partnership dated June 30, 2010 (filed as Exhibit 3.1(e) to the Current Report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

(f)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as Exhibit 3.1 to the Form 8-K filed on September 7, 2011 and incorporated herein by reference).

(g)	Certificate of Amendment to the Certificate of Limited Partnership dated August 7, 2013 (filed here with).

3.2	Fourth Amended and Restated Limited Partnership Agreement (filed as Exhibit 3.2 to the Current Report on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.1(a)	Management Agreement among the Partnership, the General Partner and Altis (filed as Exhibit 10.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(b)	Letter from the General Partner to Altis extending the Management Agreement from June 30, 2012 to June 30, 2013 (filed as Exhibit 10.1(b) on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.2(a)	Management Agreement among the Partnership, the General Partner and Waypoint Capital Management LLC (filed as Exhibit 10.4 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(b)	Letter from the General Partner to Waypoint Capital Management LLC extending the Management Agreement from June 30, 2012 to June 30, 2013 (filed as Exhibit 10.1(b) on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.3	Customer Agreement between the Partnership, the General Partner and CGM (filed as Exhibit 10.9 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

10.4	Amended and Restated Agency Agreement between the Partnership, the General Partner, CGM and Morgan Stanley Smith Barney LLC (filed as Exhibit 10.8 to the Current Report on Form 8-K filed on August 4, 2010 and incorporated herein by reference).

10.5	Form of Subscription Agreement (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on November 14, 2012 and incorporated herein by reference).

10.6	Joinder Agreement among the Partnership, the General Partner, CGM and Morgan Stanley Smith Barney LLC (filed as Exhibit 10 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 filed on August 14, 2009 and incorporated herein by reference).

10.7(a)	Management Agreement among the Partnership, the General Partner and PGR Capital LLP (filed as Exhibit 10.12 to the Current Report on Form 8-K Filed on November 4, 2010 and incorporated herein by reference).

(b)	Letter from the General Partner to PGR Capital LLP extending the Management Agreement from June 30, 2012 to June 30, 2013 (filed as Exhibit 10.6(b) on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.8(a)	Management Agreement among the Partnership, the General Partner and Blackwater Capital Management LLC (filed as Exhibit 10.13 to the Current Report on Form 8-K filed on November 4, 2010 and incorporated herein by reference).

(b)	Letter from the General Partner to Blackwater Capital Management LLC extending the Management Agreement from June 30, 2012 to June 30, 2013 (filed as Exhibit 10.7(b) on Form 10-K filed on March 27, 2012 and incorporated herein by reference).

10.9(a)	Management Agreement among the Partnership, the General Partner and J E Moody & Company LLC (filed as Exhibit 10.14 on Form 8-K filed on January 3, 2011 and incorporated herein by reference).

(b)	Letter from the General Partner to J E Moody & Company LLC extending the Management Agreement from June 30, 2012 to June 30, 2013 (filed as Exhibit 10.8(b) on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.10(a)	Management Agreement among the Partnership, the General Partner and Cirrus Capital Management LLC (filed as Exhibit 10.1 on Form 8-K filed on January 3, 2011 and incorporated herein by reference).

(b)	Letter from the General Partner to Cirrus Capital Management LLC extending the Management Agreement from June 30, 2012 to June 30, 2013 (filed as Exhibit 10.9(b) on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.11(a)	Management Agreement among the Partnership, the General Partner and Willowbridge Associates Inc. (filed as Exhibit 10.17 to the Current Report on Form 8-K filed on June 2, 2011 and incorporated herein by reference).

(b)	Amendment to the Management Agreement among the Partnership, the General Partner and Willowbridge Associates, Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 7, 2013 and incorporated herein by reference).

10.12	Management Agreement among the Partnership, the General Partner and Rotella Capital Management, Inc. (filed as Exhibit 10.13 to the Quarterly Report on Form 10-Q for the quarterly period September 30, 2012 filed on November 14, 2012 and incorporated herein by reference).

10.13	Management Agreement among the Partnership, the General Partner and Cambridge Strategy (Asset Management) Limited (filed as Exhibit 10.14 to the Quarterly Report on Form 10-Q for the quarterly period September 30, 2012 filed on November 14, 2012 and incorporated herein by reference).

10.14	Management Agreement among the Partnership, the General Partner and Bleecker Street Capital, LLC (filed as Exhibit 10.15 to the Quarterly Report on Form 10-Q for the quarterly period September 30, 2012 filed on November 14, 2012 and incorporated herein by reference).

10.14(a)	Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.14(a) on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

(b)	Amendment No. 5 to Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.14(b) on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.16	Management Agreement among the Partnership, the General Partner and SECOR Capital Advisors, LP (filed as Exhibit 10.1 to the Form 8-K filed on August 6, 2013 and incorporated herein by reference).

31.1 — Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director) (filed herewith)

31.2 — Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director) (filed herewith)

32.1 — Section 1350 Certification (Certification of President and Director) (filed herewith)

32.2 — Section 1350 Certification (Certification of Chief Financial Officer and Director) (filed herewith)

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

EMERGING CTA PORTFOLIO L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Alper Daglioglu
Alper Daglioglu President and Director

Date: August 14, 2013

By:	/s/ Damian George
Damian George Chief Financial Officer (Principal Accounting Officer and Director)

Date: August 14, 2013