Form 10-Q
period 2013-09-30
EMERGING CTA PORTFOLIO LP
filed 2013-11-14
CIK 1269190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Yes -  No X

As of October 31, 2013, 123,715.6190 Limited Partnership Class A Redeemable Units were outstanding.

EMERGING CTA PORTFOLIO L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Emerging CTA Portfolio L.P.

Statements of Financial Condition

	(Unaudited) September 30, 2013	December 31, 2012
Assets:
Investment in Funds, at fair value	$147,081,228	$131,261,488
Equity in trading account:
Cash	22,239,983	62,988,555
Cash margin	3,753,761	3,174,233
Net unrealized appreciation on open futures contracts	282,595	122,799
Options purchased, at fair value (cost $0 and $55,125 at September 30, 2013 and December 31, 2012, respectively)	0	57,300

Total trading equity	173,357,567	197,604,375
Interest receivable	238	3,434

Total assets	$173,357,805	$197,607,809

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$0	$32,519
Options premium received, at fair value (premium $0 and $24,375 at September 30, 2013 and December 31, 2012, respectively)	0	22,500
Accrued expenses:
Brokerage fees	508,406	576,196
Management fees	202,383	221,178
Administrative fees	71,902	82,013
Incentive fees	201,857	462,663
Other	283,972	144,405
Redemptions payable	6,549,232	7,914,389

Total liabilities	7,817,752	9,455,863

Partners’ Capital:
General Partner, 1,512.9756 and 1,655.9756 Class A Unit equivalents outstanding at September 30, 2013 and December 31, 2012, respectively	1,978,216	2,251,812
Limited Partners, 125,095.4242 and 136,710.3302 Class A Redeemable Units outstanding at September 30, 2013 and December 31, 2012, respectively	163,561,837	185,900,134

Total partners’ capital	165,540,053	188,151,946

Total liabilities and partners’ capital	$173,357,805	$197,607,809

Net asset value per unit, Class A	$1,307.50	$1,359.81

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.

Condensed Schedule of Investments

September 30, 2013

(Unaudited)

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	75	$63,472	0.04%
Indices	456	(121,545)	(0.07)
Interest Rates Non-U.S.	243	277,574	0.17
Interest Rates U.S.	73	53,610	0.03

Total futures contracts purchased		273,111	0.17

Futures Contracts Sold
Currencies	139	(23,511)	(0.01)
Indices	391	275,901	0.17
Interest Rates Non-U.S.	66	(208,453)	(0.13)
Interest Rates U.S.	55	(34,453)	(0.02)

Total futures contracts sold		9,484	0.01

Investment in Funds
Waypoint Master Fund L.P.		4,558,827	2.75
Blackwater Master Fund L.P.		26,127,317	15.78
PGR Master Fund L.P.		17,915,424	10.82
JEM Master Fund L.P.		19,095,899	11.54
SECOR Master Fund L.P.		13,922,688	8.41
Cambridge Master Fund L.P.		16,377,975	9.90
CMF Willowbridge Master Fund L.P.		14,640,896	8.84
300 North Capital Master Fund L.P.		17,008,028	10.28
Principle Master Fund L.P.		17,434,174	10.53

Total investment in Funds		147,081,228	88.85

Net fair value		$147,363,823	89.03%

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

Emerging CTA Portfolio L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Investment Income:
Interest income	$1,105	$8,847	$6,691	$20,124
Interest income from investment in Funds	7,167	23,873	41,067	64,345

Total investment income	8,272	32,720	47,758	84,469

Expenses:
Brokerage fees including clearing fees	1,900,479	2,230,265	6,083,626	6,730,942
Management fees	624,918	739,823	1,990,150	2,300,619
Administrative fees	218,614	262,495	690,501	800,270
Incentive fees	201,857	658,568	1,347,427	1,067,119
Other	270,013	140,721	730,447	459,524

Total expenses	3,215,881	4,031,872	10,842,151	11,358,474

Net investment income (loss)	(3,207,609)	(3,999,152)	(10,794,393)	(11,274,005)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in Funds:
Net realized gains (losses) on closed contracts	(805,659)	3,416,355	(1,328,473)	6,836,981
Net realized gains (losses) investment in Funds	(7,414,206)	(1,813,338)	13,958,152	(7,600,124)
Change in net unrealized gains (losses) on open contracts	224,597	263,811	188,265	207,948
Change in net unrealized gains (losses) on investment in Funds	(2,463,109)	4,016,591	(8,769,104)	(415,015)

Total trading results	(10,458,377)	5,883,419	4,048,840	(970,210)

Net income (loss)	(13,665,986)	1,884,267	(6,745,553)	(12,244,215)
Subscriptions — Limited Partners	5,388,693	3,787,329	13,982,329	36,551,656
Subscriptions — General Partner	—	200,000	—	300,000
Redemptions — Limited Partners	(10,885,823)	(8,395,980)	(29,647,970)	(25,020,239)
Redemptions — General Partner	—	—	(200,699)	—

Net increase (decrease) in Partners’ Capital	(19,163,116)	(2,524,384)	(22,611,893)	(412,798)
Partners’ Capital, beginning of period	184,703,169	207,063,657	188,151,946	204,952,071

Partners’ Capital, end of period	$165,540,053	$204,539,273	$165,540,053	$204,539,273

Net asset value per unit, Class A (126,608.3998 and 149,348.2158 Class A units outstanding at September 30, 2013 and 2012, respectively)	$1,307.50	$1,369.55	$1,307.50	$1,369.55

Net income (loss) per unit*, Class A	$(103.64)	$12.11	$(52.31)	$(80.29)

Weighted average Class A units outstanding	131,810.4512	152,233.4225	134,251.5455	152,397.7162

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

1. General:

Emerging CTA Portfolio L.P. (the “Partnership”) is a limited partnership that was organized on July 7, 2003 under the partnership laws of the State of New York. The objective of the Partnership is to achieve capital appreciation through the allocation of assets to early-stage commodity trading advisors which engage, directly and indirectly, in speculative trading of a diversified portfolio of commodity interests, including futures contracts, forward contracts and options. The Partnership may also enter into swap and other derivative transactions with the approval of the General Partner (defined below). The sectors traded include currencies, livestock, lumber, energy, grains, metals, indices, softs and U.S. and non-U.S. interest rates. The Partnership directly and through its investment in the Funds (as defined in Note 5, “Investment in Funds”) may trade futures, forward and option contracts of any kind. The Partnership may also engage in swap transactions and other derivative transactions with the approval of the General Partner. The commodity interests that are traded by the Partnership and the Funds are volatile and involve a high degree of market risk.

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

As of September 1, 2011, the Partnership began offering three classes of limited partnership interests: Class A units, Class D units and Class Z units; each will be referred to as a “Class” and collectively referred to as the “Classes.” All Redeemable Units issued prior to September 1, 2011 were deemed “Class A Units.” The rights, liabilities, risks, and fees associated with investment in the Class A Units were not changed. Class A Units and Class D Units are available to taxable U.S. individuals and institutions, as well as U.S. tax exempt individuals and institutions. Class Z Units will be offered to certain employees of Morgan Stanley Wealth Management and its affiliates (and their family members). The Class of units that a limited partner of the Partnership (each a “Limited Partner”) receives upon subscription will generally depend upon the amount invested in the Partnership or the status of the Limited Partner, although the General Partner may determine to offer units to investors at its discretion. As of September 30, 2013, there were no Redeemable Units outstanding in Class D or Class Z.

As of September 30, 2013, all trading decisions were made for the Partnership by its eleven trading advisors (the “Advisors”) either directly, through individually managed accounts, or indirectly, through investments in other collective investment vehicles. Waypoint Capital Management LLC, Blackwater Capital Management, LLC, J E Moody & Company LLC, PGR Capital LLP and Willowbridge Associates Inc., SECOR Capital Advisors, LP, 300 North Capital Management LLC, Cambridge Strategy Asset Management Limited and Principle Capital Management, LLC have been selected by the General Partner as the major commodity trading advisors. In addition, the General Partner has allocated the Partnership’s assets to additional non-major trading advisors (i.e. commodity trading advisors intended to be allocated less than 10% of the Partnership’s assets). Information about advisors allocated less than 10% of the Partnership’s assets may not be disclosed. The General Partner may allocate less than 10% of the Partnership’s assets to a new trading advisor or another trading program of a current Advisor. The Advisors are not affiliated with one another, are not affiliated with the General Partner or CGM and are not responsible for the organization or operation of the Partnership.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at September 30, 2013 and December 31, 2012, and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2013 and 2012. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2012.

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

Emerging CTA Portfolio L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

2. Financial Highlights:

Changes in the net asset value per unit for Class A for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net realized and unrealized gains (losses)*	$(93.74)	$23.72	$(17.19)	$(50.52)
Interest Income	0.06	0.22	0.35	0.55
Expenses**	(9.96)	(11.83)	(35.47)	(30.32)

Increase (decrease) for the period	(103.64)	12.11	(52.31)	(80.29)
Net asset value per unit, beginning of period	1,411.14	1,357.44	1,359.81	1,449.84

Net asset value per unit, end of period	$1,307.50	$1,369.55	$1,307.50	$1,369.55

*	Includes brokerage fees and clearing fees.
**	Excludes brokerage fees and clearing fees ..

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Ratios to average net assets:***
Net investment income (loss)	(6.9)%	(6.7)%	(7.6)%	(7.0)%
Incentive fees	0.1%	0.3%	0.7%	0.5%

Net investment income (loss) before incentive fees****	(6.8)%	(6.4)%	(6.9)%	(6.5)%

Operating expense	6.9%	6.5%	7.0%	6.6%
Incentive fees	0.1%	0.3%	0.7%	0.5%

Total expenses	7.0%	6.8%	7.7%	7.1%

Total return:
Total return before incentive fees	(7.2)%	1.2%	(3.1)%	(5.0)%
Incentive fees	(0.1)%	(0.3)%	(0.7)%	(0.5)%

Total return after incentive fees	(7.3)%	0.9%	(3.8)%	(5.5)%

***	Annualized (other than incentive fees).
****	Interest inc ome less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

3. Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses and Changes in Partners’ Capital.

During the second quarter of 2013, Cambridge Master Fund, L.P. (“Cambridge Master”) and Waypoint Master Fund L.P. (“Waypoint Master”) entered into a foreign exchange brokerage account agreement with Morgan Stanley & Co. LLC (“MS&Co”), a registered futures commission merchant. Cambridge Master and Waypoint Master commenced foreign exchange trading through accounts at MS&Co on or about May 1, 2013. During the third quarter of 2013, Waypoint Master, PGR Master Fund L.P. (“PGR Master”), CMF Willowbridge Master Fund L.P. (“Willowbridge Master”) and Principle Master Fund L.P. (“Principle Master”) entered into a futures brokerage account agreement with MS&Co. Waypoint Master, PGR Master, Willowbridge Master and Principle Master commenced futures trading through accounts at MS&Co on or about September 26, 2013, August 5, 2013, July 29, 2013 and September 27, 2013, respectively. SECOR Master Fund L.P continues to be a party to a futures brokerage account agreement with MS&Co. Effective August 21, 2013, the Partnership entered into a futures brokerage account agreement with MS&Co and began transferring the brokerage account of the Partnership from CGM to MS&Co. The Partnership, directly and through its investment in the Funds, will pay MS&Co trading fees for the clearing and, where applicable, execution of transactions. See Part II, Item 5 for additional information.

The customer agreements between the Partnership and Citigroup Global Markets Inc. (“CGM”) and the Partnership and MS&Co and the Funds and CGM and/or MS&Co., as applicable, give the Partnership and the Funds the legal right to net unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition. The Partnership and the Funds net, for financial reporting purposes, the unrealized gains and losses on open futures and on open forward contracts on the Statements of Financial Condition, as the criteria under Accounting Standards Codification (“ASC”) 210-20, “Balance Sheet,” have been met.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

All of the commodity interests owned by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended September 30, 2013 and 2012 were 1,627 and 3,447, respectively. The monthly average number of futures contracts traded directly by the Partnership during the nine months ended September 30, 2013 and 2012 were 1,597 and 3,086, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the three months ended September 30, 2013 and 2012 were 0 and 7, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the nine months ended September 30, 2013 and 2012 were 12 and 9, respectively. The monthly average number of option contracts held directly by the Partnership during the three months ended September 30, 2013 and 2012 were 0 and 774, respectively. The monthly average number of option contracts held directly by the Partnership during the nine months ended September 30, 2013 and 2012 were 17 and 355, respectively. The monthly average notional value of currency forward contracts held directly by the Partnership during the three months ended September 30, 2013 and 2012 were $0 and $0, respectively. The monthly average notional value of currency forward contracts held directly by the Partnership during the nine months ended September 30, 2013 and 2012 were $601 and $20,870,293, respectively.

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

The following tables summarize the valuation of the Partnership’s investments at September 30, 2013 and December 31, 2012, respectively.

September 30, 2013	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition

Assets
Futures	$445,306	$(172,195)	$273,111

Total Assets	$445,306	$(172,195)	$273,111

Liabilities
Futures	$326,685	$(317,201)	$9,484

Total Liabilities	$326,685	$(317,201)	$9,484

Net unrealized appreciation on open futures contracts			$282,595

Net fair value			$282,595

Emerging CTA Portfolio L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

December 31, 2012	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition

Assets
Futures	$268,039	$(156,608)	$111,431
Forwards	0	(39,734)	(39,734)
Options purchased	57,300	0	57,300

Total Assets	$325,339	$(196,342)	$128,997

Liabilities
Futures	$126,651	$(115,283)	$11,368
Forwards	11,069	(3,854)	7,215
Options premium received	0	(22,500)	(22,500)

Total Liabilities	$137,720	$(141,637)	$(3,917)

Net unrealized appreciation on open futures contracts			$122,799
Net unrealized depreciation on open forward contracts			(32,519)
Total options purchased			57,300
Total options premium received			(22,500)

Net fair value			$125,080

The following tables indicate the gross fair values of derivative instruments of futures, forwards and options contracts as separate assets and liabilities as of September 30, 2013 and December 31, 2012.

Assets	September 30, 2013
Futures Contracts
Currencies	$84,517
Indices	354,870
Interest Rates Non-U.S.	278,994
Interest Rates U.S.	53,610

Total unrealized appreciation on open futures contracts	$771,991

Liabilities
Futures Contracts
Currencies	$(44,556)
Indices	(200,514)
Interest Rates Non-U.S.	(209,873)
Interest Rates U.S.	(34,453)

Total unrealized depreciation on open futures contracts	$(489,396)

Net fair value	$282,595 *

*	This amount is in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

September 30, 2013

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

Emerging CTA Portfolio L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

The following tables indicate the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,				Nine Months Ended September 30,
Sector	2013		2012		2013		2012
Currencies	$1,763,058		$(67,198)		$2,254,507		$663,928
Energy	—		(162,163)		114,173		595,103
Grains	—		1,714,800		(1,670)		2,191,069
Indices	(2,054,179)		9,972		(2,131,293)		(186,608)
Interest Rates U.S.	114,414		191,748		29,339		2,404,891
Interest Rates Non-U.S.	(404,355)		74,726		(1,073,592)		217,550
Livestock	—		(1,980)		(4,570)		(26,540)
Metals	—		2,210,973		(350,475)		1,464,966
Softs	—		(290,712)		23,373		(279,430)

Total	$(581,062	)*****	$3,680,166	****	$(1,140,208	)*****	$7,044,929 ***

*****	This amount is included in “Total trading results” on the Statement of Income and Expenses and Changes in Partners’ Capital.

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

On October 1, 2012, the Financial Accounting Standards Board (the “FASB”) issued ASU 2012-04 “Technical Corrections and Improvements,” which makes minor technical corrections and clarifications to ASC 820, “Fair Value Measurements and Disclosures.” When the FASB issued Statement 157 (codified in ASC 820), it conformed the use of the term “fair value” in certain pre-Codification standards but not others. ASU 2012-04 conforms the term’s use throughout the ASC “to fully reflect the fair value measurement and disclosure requirements” of ASC 820. ASU 2012-04 also amends the requirements that must be met for an investment company to qualify for the exemption from presenting a statement of cash flows. Specifically, it eliminates the requirements that substantially all of an entity’s investments be carried at “market value” and that the investments be highly liquid. Instead, it requires substantially all of the entity’s investments to be carried at “fair value” and classified as Level 1 or Level 2 measurements under ASC 820. The amendments are effective for fiscal periods beginning after December 15, 2012. The adoption of this ASU did not have a material impact on the Partnership’s financial statements.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended September 30, 2013 and December 31, 2012, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). During the nine months ended September 30, 2013 and twelve months ended December 31, 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

	September 30, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Funds	$147,081,228	$0	$147,081,228	$0
Futures	771,991	771,991	0	0

Total assets	$147,853,219	$771,991	$147,081,228	$0

Liabilities
Futures	$489,396	$489,396	$0	$0

Total liabilities	489,396	489,396	0	0

Net fair value	$147,363,823	$282,595	$147,081,228	$0

	December 31, 2012	Quoted Prices in Active Market for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Funds	$131,261,488	$0	$131,261,488	$0
Futures	394,689	394,689	0	0
Forwards	11,069	11,069	0	0
Options purchased	57,300	57,300	0	0

Total assets	$131,724,546	$463,058	$131,261,488	$0

Liabilities
Futures	$271,890	$271,890	$0	$0
Forwards	43,588	43,588	0	0
Options premium received	22,500	22,500	0	0

Total liabilities	337,978	337,978	0	0

Net fair value	$131,386,568	$125,080	$131,261,488	$0

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

September 30, 2013

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

On January 1, 2011, the assets allocated to J E Moody & Company LLC (“J E Moody”) for trading were invested in JEM Master Fund L.P. (“JEM Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased 19,624.4798 units of JEM Master with cash equal to $19,624,480. JEM Master was formed to permit accounts managed by J E Moody using the JEM Commodity Relative Value Program, a proprietary, systematic trading program, to invest together in one trading vehicle. Effective October 31, 2013, the Partnership fully redeemed its investment from JEM Master for cash equal to $4,400,957.

On January 1, 2011, the assets allocated to Cirrus Capital Management LLC (“Cirrus”) for trading were invested in CMF Cirrus Master Fund L.P. (“Cirrus Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased 22,270.9106 units of Cirrus Master with cash equal to $22,270,911. Effective August 31, 2013, the Partnership fully redeemed its investment from Cirrus Master for cash equal to $9,645,872.

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

Emerging CTA Portfolio L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

Effective January 1, 2013, the assets traded directly by Willowbridge Associates Inc. (“Willowbridge”) using its wPraxis Futures Trading Approach, were invested in CMF Willowbridge Master Fund L.P. (“Willowbridge Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 14,103.3175 units of Willowbridge Master with cash equal to $29,484,307. Willowbridge Master was formed to permit accounts managed by Willowbridge using its wPraxis Futures Trading Approach, a proprietary, discretionary trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Willowbridge Master. Individual and pooled accounts currently managed by Willowbridge, including the Partnership, are permitted to be limited partners of Willowbridge Master. The General Partner and Willowbridge believe that trading through this structure should promote efficiency and economy in the trading process. The General Partner and Willowbridge agreed that Willowbridge will trade the Partnership’s assets allocated to Willowbridge at a level that is up to 3 times the amount of assets allocated. Effective February 28, 2013, Willowbridge ceased trading the Partnership’s assets using its MStrategy Trading Approach.

On March 1, 2013, the assets allocated to Principle Capital Management, LLC (“Principle”) for trading were invested in Principle Master Fund L.P. (“Principle Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership invested in Principle Master with cash equal to $6,503,661. Principle Master was formed to permit accounts managed by Principle using the Principle Commodity Futures Program, a proprietary, discretionary trading program, to invest together in one trading vehicle. The General Partner is also the general partner of Principle Master. Individual and pooled accounts currently managed by Principle, including the Partnership, are permitted to be limited partners of Principle Master. The General Partner and Principle believe that trading through this structure should promote efficiency and economy in the trading process. The General Partner and Principle agreed that Principle will trade the Partnership’s assets allocated to Principle at a level that is up to 1.5 times the assets allocated.

On March 1, 2013, the assets allocated to 300 North Capital LLC (“300 North Capital”) for trading were invested in 300 North Capital Master Fund L.P. (“300 North Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership invested in 300 North Master with cash equal to $10,000,000. 300 North Master was formed to permit accounts managed by 300 North Capital using the Global Macro Program, a proprietary, discretionary trading program, to invest together in one trading vehicle. The General Partner is also the general partner of 300 North Master. Individual and pooled accounts currently managed by 300 North Capital, including the Partnership, are permitted to be limited partners of 300 North Master. The General Partner and 300 North Capital believe that trading through this structure should promote efficiency and economy in the trading process. The General Partner and 300 North agreed that 300 North Capital will trade the Partnership’s assets allocated to 300 North Capital at a level that is up to 2 times the amount of assets allocated.

On August 1, 2013, the assets allocated to SECOR Capital Advisors, LP (“SECOR”) for trading were invested in the SECOR Master Fund L.P. (“SECOR Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership invested in SECOR Master with cash equal to $10,000,000. SECOR Master was formed to permit accounts managed by SECOR using the SECOR Alpha Program, a proprietary, trading program, to invest together in one trading vehicle. The General Partner is also the general partner of SECOR Master. Individual and pooled account currently managed by SECOR, including the Partnership, are permitted to be limited partners of SECOR Master. The General Partner and SECOR believe that trading through this structure should promote efficiency and economy in the trading process. The General Partner and SECOR agreed that SECOR will trade the Partnership’s assets allocated to SECOR at a level that is up to 1.5 times the amount of assets allocated.

The General Partner is not aware of any material changes to any of the trading programs discussed above during the fiscal quarter ended September 30, 2013.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

Waypoint Master’s, Blackwater Master’s, PGR Master’s, JEM Master’s, Cambridge Master’s, Willowbridge Master’s, 300 North Master’s, Principle Master’s and SECOR Master’s (collectively, the “Funds”) and the Partnership’s trading of futures, forwards and options contracts, as applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. Reference to “Funds” included in this report may include, as relevant, Altis Master, FL Master and Cirrus Master. During the reporting period, the Funds engaged in such trading through commodity brokerage accounts maintained with CGM and/or MS&Co., as applicable.

A limited partner of the Funds may withdraw all or part of their capital contribution and undistributed profits, if any, from the Funds as of the end of any day. Such withdrawals are classified as a liability when the limited partner elects to redeem and informs the Funds.

Management, administrative and incentive fees are charged at the Partnership level. All trading exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively the “clearing fees”) are borne by the Partnership directly or through its investment in the Funds. All other fees, are charged at the Partnership level.

At September 30, 2013, the Partnership owned approximately 38.1% of Waypoint Master, 39.6% of Blackwater Master, 65.3% of PGR Master, 39.0% of JEM Master, 60.2% of Cambridge Master, 15.1% of Willowbridge Master, 100% of 300 North Master, 100% of Principle Master and 100% of SECOR Master. At December 31, 2012, the Partnership owned approximately 44.9% of Waypoint Master, 41.1% of Blackwater Master, 73.5% of PGR Master, 71.2% of JEM Master, 83.6% of Cirrus Master and 51.8% of Cambridge Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same and the redemption rights are not affected.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

Summarized information reflecting the total assets, liabilities and capital of the Funds is shown in the following tables.

	September 30, 2013
	Total Assets	Total Liabilities	Total Capital
Waypoint Master	$12,142,415	$175,967	$11,966,448
Blackwater Master	67,685,982	1,652,272	66,033,710
PGR Master	27,897,803	479,794	27,418,009
JEM Master	48,954,919	23,171	48,931,748
SECOR Master	13,942,513	19,962	13,922,551
Cambridge Master	27,240,674	38,501	27,202,173
Willowbridge Master	98,891,556	1,963,978	96,927,578
300 North Capital Master	17,154,669	146,803	17,007,866
Principle Master	17,693,096	259,089	17,434,007

Total	$331,603,627	$4,759,537	$326,844,090

	December 31, 2012
	Total Assets	Total Liabilities	Total Capital
Waypoint Master	$22,633,645	$70,047	$22,563,598
Blackwater Master	82,996,036	1,069,352	81,926,684
PGR Master	39,466,549	72,252	39,394,297
JEM Master	47,528,791	70,293	47,458,498
Cirrus Master	20,742,891	57,098	20,685,793
Cambridge Master	14,372,049	31,163	14,340,886

Total	$227,739,961	$1,370,205	$226,369,756

Summarized information reflecting the net investment income (loss) from trading, total trading results and net income (loss) of the Funds is shown in the following tables.

	For the three months ended September 30, 2013
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Waypoint Master	$(28,980)	$(764,582)	$(793,562)
Blackwater Master	(20,014)	(2,708,600)	(2,728,614)
PGR Master	(18,354)	(905,930)	(924,284)
JEM Master	(266,418)	3,946,878	3,680,460
SECOR Master	(50,104)	(473,511)	(523,615)
Cirrus Master	(84,022)	(5,580,690)	(5,664,712)
Cambridge Master	(9,603)	(3,121,089)	(3,130,692)
Willowbridge Master	(168,584)	(3,203,058)	(3,371,642)
300 North Capital Master	(50,593)	(3,336,850)	(3,387,443)
Principle Master	(73,502)	748,525	675,023

Total	$(770,174)	$(15,398,907)	$(16,169,081)

	For the nine months ended September 30, 2013
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Waypoint Master	$(94,780)	$(917,399)	$(1,012,179)
Blackwater Master	(79,090)	(2,792,564)	(2,871,654)
PGR Master	(105,210)	4,944,302	4,839,092
JEM Master	(958,201)	4,775,028	3,816,827
SECOR Master	(50,104)	(473,511)	(523,615)
Cirrus Master	(172,349)	(2,058,250)	(2,230,599)
Cambridge Master	(38,020)	79,930	41,910
Willowbridge Master	(409,377)	9,714,029	9,304,652
300 North Capital Master	(88,988)	(1,469,577)	(1,558,565)
Principle Master	(139,602)	651,883	512,281

Total	$(2,135,721)	$12,453,871	$10,318,150

Emerging CTA Portfolio L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

	For the three months ended September 30, 2012
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Waypoint Master	$(33,044)	$(451,172)	$(484,216)
Blackwater Master	(21,038)	1,160,184	1,139,146
PGR Master	(28,037)	615,526	587,489
JEM Master	(153,098)	618,984	465,886
Cirrus Master	(28,664)	64,580	35,916
FL Master	(204,696)	979,760	775,064
Cambridge Master	(1,345)	321,995	320,650
Altis Master	(126,559)	(1,512,299)	(1,638,858)

Total	$(596,481)	$1,797,558	$1,201,077

	For the nine months ended September 30, 2012
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Waypoint Master	$(120,412)	$2,339,558	$2,219,146
Blackwater Master	(91,781)	(10,499,005)	(10,590,786)
PGR Master	(97,360)	(6,275,503)	(6,372,863)
JEM Master	(589,076)	573,871	(15,205)
Cirrus Master	(87,110)	1,282,319	1,195,209
FL Master	(446,191)	(3,294,917)	(3,741,108)
Cambridge Master	(1,345)	321,995	320,650
Altis Master	(290,400)	(2,677,631)	(2,958,031)

Total	$(1,723,675)	$(18,229,313)	$(19,942,988)

Summarized information reflecting the Partnership’s investments in, and the operations of, the Funds is shown in the following tables.

	September 30, 2013		For the three months ended September 30, 2013
	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
Funds				Brokerage Fees	Other
Waypoint Master	2.75%	$4,558,827	$(288,193)	$3,333	$7,824	$(299,350)	Commodity Portfolio	Monthly
Blackwater Master	15.78%	26,127,317	(1,075,007)	11,700	8,721	(1,095,428)	Commodity Portfolio	Monthly
PGR Master	10.82%	17,915,424	(592,472)	11,581	3,179	(607,232)	Commodity Portfolio	Monthly
JEM Master	11.54%	19,095,899	2,364,017	124,685	8,263	2,231,069	Commodity Portfolio	Monthly
SECOR Master	8.41%	13,922,688	(473,174)	33,166	17,275	(523,615)	Commodity Portfolio	Monthly
Cirrus Master	0.00%	—	(4,935,462)	11,755	62,967	(5,010,184)	Energy Markets	Monthly
Cambridge Master	9.90%	16,377,975	(1,801,205)	762	10,223	(1,812,190)	Commodity Portfolio	Monthly
Willowbridge Master	8.84%	14,640,896	(481,849)	23,070	2,938	(507,857)	Commodity Portfolio	Monthly
300 North Capital Master	10.27%	17,008,028	(3,336,097)	32,946	18,400	(3,387,443)	Commodity Portfolio	Monthly
Principle Master	10.53%	17,434,174	749,294	56,612	17,659	675,023

Total		$147,081,228	$(9,870,148)	$309,610	$157,449	$(10,337,207)

	September 30, 2013		For the nine months ended September 30, 2013
	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
Funds				Brokerage Fees	Other
Waypoint Master	2.75%	$4,558,827	$(356,944)	$15,982	$25,925	$(398,851)	Commodity Portfolio	Monthly
Blackwater Master	15.78%	26,127,317	(1,083,541)	52,294	33,910	(1,169,745)	Commodity Portfolio	Monthly
PGR Master	10.82%	17,915,424	3,643,669	46,586	43,080	3,554,003	Commodity Portfolio	Monthly
JEM Master	11.54%	19,095,899	2,975,168	608,979	31,769	2,334,420	Commodity Portfolio	Monthly
SECOR Master	8.41%	13,922,688	(473,174)	33,166	17,275	(523,615)	Commodity Portfolio	Monthly
Cirrus Master	0.00%	—	(1,948,940)	56,226	96,747	(2,101,913)	Energy Markets	Monthly
Cambridge Master	9.90%	16,377,975	(26,021)	762	43,732	(70,515)	Commodity Portfolio	Monthly
Willowbridge Master	8.84%	14,640,896	3,313,766	82,378	20,025	3,211,363	Commodity Portfolio	Monthly
300 North Capital Master	10.27%	17,008,028	(1,467,261)	48,504	42,800	(1,558,565)	Commodity Portfolio	Monthly
Principle Master	10.53%	17,434,174	653,734	99,886	41,567	512,281

Total		$147,081,228	$5,230,456	$1,044,763	$396,830	$3,788,863

Emerging CTA Portfolio L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

	December 31, 2012		For the three months ended September 30, 2012
	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
Funds				Brokerage Fees	Other
Altis Master	—%	$—	$119,276	$1,061	$273	$117,942	Commodity Portfolio	Monthly
Waypoint Master	5.39%	10,138,039	(261,427)	11,791	8,006	(281,224)	Commodity Portfolio	Monthly
Blackwater Master	17.89%	33,659,106	508,739	18,988	10,120	479,631	Commodity Portfolio	Monthly
PGR Master	15.39%	28,960,322	412,891	18,152	11,167	383,572	Commodity Portfolio	Monthly
JEM Master	17.96%	33,788,666	440,084	106,732	7,828	325,524	Commodity Portfolio	Monthly
Cirrus Master	9.19%	17,294,932	59,315	12,457	14,964	31,894	Energy Markets	Monthly
FL Master	—%	—	626,098	171,965	10,122	444,011	Commodity Portfolio	Monthly
Cambridge Master	3.94%	7,420,423	322,150	—	1,500	320,650	Commodity Portfolio	Monthly

Total		$131,261,488	$2,227,126	$341,146	$63,980	$1,822,000

	December 31, 2012		For the nine months ended September 30, 2012
	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
Funds				Brokerage Fees	Other
Altis Master	—%	$—	$85,145	$5,520	$1,650	$77,975	Commodity Portfolio	Monthly
Waypoint Master	5.39%	10,138,039	1,317,064	45,994	26,912	1,244,158	Commodity Portfolio	Monthly
Blackwater Master	17.89%	33,659,106	(4,664,137)	69,260	38,378	(4,771,775)	Commodity Portfolio	Monthly
PGR Master	15.39%	28,960,322	(4,471,684)	61,668	35,175	(4,568,527)	Commodity Portfolio	Monthly
JEM Master	17.96%	33,788,666	422,339	402,102	31,958	(11,721)	Commodity Portfolio	Monthly
Cirrus Master	9.19%	17,294,932	1,120,814	42,860	40,076	1,037,878	Energy Markets	Monthly
FL Master	—%	—	(2,082,485)	359,350	37,590	(2,479,425)	Commodity Portfolio	Monthly
Cambridge Master	3.94%	7,420,423	322,150	—	1,500	320,650	Commodity Portfolio	Monthly

Total		$131,261,488	$(7,950,794)	$986,754	$213,239	$(9,150,787)

Emerging CTA Portfolio L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

6. Financial Instrument Risks:

In the normal course of business, the Partnership and the Funds are parties to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures and options and swaps whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forwards and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 19.0% to 49.8% of the Partnership’s/Fund’s contracts are traded OTC.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds had credit risk and concentration risk during the reporting period, as CGM and/or MS&Co. or their affiliates were the counterparties or brokers with respect to the Partnership’s/Funds’ assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through CGM/MS&Co., the Partnership’s/Funds’ counterparty is an exchange or clearing organization. The Partnership and the Funds continue to be subject to such risks.

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

September 30, 2013

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

September 30, 2013

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

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain option contracts for which market quotations are not readily available, are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended September 30, 2013 and December 31, 2012, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). For the nine months ended September 30, 2013 and the twelve months ended December 31, 2012, there were no transfers of assets and liabilities between Level 1 and Level 2.

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

September 30, 2013

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

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2010 through 2012 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and has determined that, other than that referenced in Note 3 to the financial statements, there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Recent Accounting Pronouncements. In June 2013, the FASB issued ASU 2013-08, “Financial Services — Investments Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements”. ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the investment company’s status as an investment company. The amendments are effective for interim and annual reporting periods beginning after December 15, 2013. The Partnership is currently evaluating the impact this pronouncement would have on the financial statem ents.

Net Income (Loss) per unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights.”

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its assets are its (i) investments in the Funds, (ii) equity in its trading account, consisting of cash and cash margin and net unrealized appreciation on open futures contracts and options purchased and (iii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments and investment in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2013.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by net realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2013, Partnership capital decreased 12.0% from $188,151,946 to $165,540,053. This decrease was attributable to a net loss of $6,745,553, coupled with the redemptions of 21,794.9160 Class A Redeemable Units totaling $29,647,970 and 143.0000 Class A General Partner unit equivalents totaling $200,699, which was partially offset by the subscriptions of 10,180.0100 Class A Redeemable Units totaling $13,982,329. Future redemptions can impact the amount of funds available for investment in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership’s third quarter of 2013 the net asset value per unit decreased 7.3% from $1,411.14 to $1,307.50, as compared to an increase of 0.9% in the third quarter of 2012. The Partnership experienced a net trading loss before brokerage fees and related fees in the third quarter 2013 of $10,458,377. Losses were primarily attributable to the Partnership’s/Funds trading of commodity futures in energy, indices, currencies, U.S. and non-U.S. interest rates, metals and softs and were partially offset by losses in currencies, grains and U.S. and non-U.S. interest rates. The Partnership experienced a net trading gain before brokerage fees and related fees for the third quarter 2012 of $5,883,419. Gains were primarily attributable to the Partnership’s/Funds trading of commodity futures in currencies, grains, livestock U.S. and non-U.S. interest rates and metals, and were partially offset by losses in energy, indices and softs.

During the third quarter of 2013, the most significant losses were incurred within the currency sector as speculation on whether or not the U.S. Federal Reserve would taper its quantitative easing program caused the U.S. dollar to gyrate throughout most of the quarter. As a result, the majority of the currencies that incurred losses were the Australian dollar, Canadian dollar, euro, Japanese yen and New Zealand dollar. Within the energy complex, losses were incurred in July and August from short futures positions in crude oil and oil distillates as Middle East tensions, early month inventory draws, and favorable U.S. economic data all pushed prices higher. During September, the Partnership was net long in crude oil and recorded losses as prices declined after tensions in the Middle East eased and on concerns of a shutdown of the U.S. government would reduce demand. In the global index sector, losses were incurred from short index futures positions in July and long positions in August. During July, Fed Chairman Ben Bernanke clarified the timing of any tightening in monetary policy, thus pushing equity prices higher for the month. In August, renewed speculation of tapering U.S. quantitative easing and concern the U.S. may launch a military strike against Syria lowered equity indices. Additional losses were incurred in the global interest rate sector primarily during August from long positions in European fixed income futures as prices declined as signs the global economy was strengthening lessened demand for the euro region’s “safest” fixed income assets. Within the metals complex, tosses were incurred in August from short industrial and precious metals futures positions as improving economic data from China pushed industrial metals prices higher, while weaker U.S. economic data, sent precious metals higher. A portion of the Partnership’s losses during the quarter was offset by gains achieved within the agriculturals complex in July from short corn futures positions as prices declined because favorable weather in the U.S. raised the prospects of record crops. The decline in corn prices also lead to gains from short hogs futures positions as feed costs declined.

        During the Partnership’s nine months ended September 30, 2013 the net asset value per unit decreased 3.8% from $1,359.81 to $1,307.50 as compared to a decrease of 5.5% during the nine months ended September 30, 2012. The Partnership experienced a net trading gain before brokerage fees and related fees for the nine months ended September 30, 2013 of $4,048,840. Gains were primarily attributable to the Partnership’s/Funds trading of commodity futures in indices, livestock and metals and were partially offset by losses in currencies, grains softs, energy and U.S. and non-U.S. interest rates. The Partnership experienced a net trading loss before brokerage fees and related fees for the nine months ended September 30, 2012 of $970,210. Losses were primarily attributable to the Partnership’s/Funds trading of commodity futures in currencies, grains, indices, livestock, metals and softs and were partially offset by gains in energy and U.S. and non-U.S. interest rates.

        During the nine months ended September 30, 2013, the most significant losses were within the global interest rate sector primarily from long positions in European and U.S. fixed income futures as prices declined amid positive economic data and on speculation central banks across Europe and the U.S. may curtail their asset purchase programs. Within the energy complex, losses were incurred in crude oil and its related products in February and the third quarter. During February, losses were incurred from long futures positions in crude oil and its related products as prices fell sharply following news that the U.S. economy grew less than economists expected and as manufacturing expanded less than forecast in China and contracted in Europe. In the third quarter, losses were incurred in July and August from short crude oil and oil distillates positions as Middle East tensions, early month inventory draws, and favorable U.S. economic data all pushed prices higher. During September the Partnership was net long in crude oil and recorded losses as prices declined after tensions in the Middle East eased and on concerns a shutdown of the U.S. government may reduce demand by the world’s largest oil consumer. Losses within the currency markets were primarily incurred during the third quarter as speculation on whether or not the U.S. Federal Reserve would taper its quantitative easing program caused the U.S. dollar to gyrate. As a result, the majority of the currencies that incurred losses were the Australian dollar, Canadian dollar, euro, Japanese yen and New Zealand dollar. A portion of the Partnership’s losses during the first nine months of the year was offset by gains achieved within the global stock index markets from long futures positions during a majority of the year. Global stock index futures prices were pushed higher by an aggressive Japanese stimulus package, a stabilizing euro-zone, and continued growth in the Chinese and U.S. economies. Within the metals sector, gains were recorded across all three quarters from short positions in precious and industrial metals futures as prices declined due to several factors including low or falling inflation readings, concern that European central banks will sell gold reserves to help fund bail-out costs, outflows from related Exchange Traded Products, and speculation the U.S. may taper its stimulus programs. Within the agricultural markets, gains were experienced in May from short positions in cotton futures as prices declined on mounting concern that global supplies will be more than sufficient to meet demand. Additional gains in the agriculturals complex were experienced in July from short corn futures positions as prices declined on favorable weather in the U.S. The decline in corn prices also lead to gains from short hogs futures positions as feed costs declined.

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

        Interest income is earned on 100% of the Partnership’s average daily equity maintained in cash in its (or the Partnership’s allocable portion of a Fund’s) account during each month at the 30-day U.S. Treasury bill rate determined weekly by CGM or MS&Co., as applicable based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined. Interest income for the three and nine months ended September 30, 2013 decreased by $24,448, and $36,711, respectively, as compared to the corresponding periods in 2012. The decrease in interest income is due to lower U.S. Treasury bill rates and lower average net assets during the three and nine months ended September 30, 2013, as compared to the corresponding periods in 2012. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership and the Funds depends on the average daily equity in the Partnership’s/Funds’ account and upon interest rates over which neither the Partnership/Funds nor CGM/MS&Co. has control.

Brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. Brokerage fees for the three and nine months ended September 30, 2013 decreased by $329,786, and $647,316, respectively, as compared to the corresponding periods in 2012. The decrease in brokerage fees is due to lower average net assets during the three and nine months ended September 30, 2013, as compared to the corresponding periods in 2012.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. Management fees for the three and nine months ended September 30, 2013 decreased by $114,905, and $310,469, respectively, as compared to the corresponding periods in 2012. The decrease in management fees is due to lower average net assets during the three and nine months ended September 30, 2013, as compared to corresponding periods in 2012.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. Administrative fees for the three and nine months ended September 30, 2013 decreased by $43,881, and $109,769, respectively, as compared to the corresponding periods in 2012. The decrease in administrative fees is due to lower average net assets during the three and nine months ended September 30, 2013, as compared to the corresponding periods in 2012.

Incentive fees paid by the Partnership to the Advisors are based on the new trading profits generated by each Advisor at the end of the quarter, as defined in the management agreements among the Partnership, the General Partner and each Advisor. Trading performance for the three and nine months ended September 30, 2013 resulted in incentive fees of $201,857 and $1,347,427, respectively. Trading performance for the three and nine months ended September 30, 2012 resulted in incentive fees of $658,568 and $1,067,119, respectively.

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

As of September 30, 2013 and June 30, 2013, the Partnership’s assets were allocated among these Advisors in the following approximate percentages:

Advisor	September 30, 2013		June 30, 2013
Waypoint Capital Management LLC	$4,533,996	3%	$4,906,219	3%
PGR Capital LLP	$17,947,858	11%	$18,793,900	10%
Blackwater Capital Management LLC	$26,022,160	16%	$27,486,201	15%
J E Moody & Company LLC	$12,271,763	7%	$31,629,316	17%
Willowbridge Associates Inc.	$14,572,321	9%	$15,293,545	8%
SECOR	$13,847,154	8%	—	—
Cambridge	$16,302,646	10%	—	—
300 North	$16,929,806	10%	—	—
Principle	$17,344,087	10%	—	—
Other	$25,768,262	16%	$86,593,988	47%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

“Value at Risk” is a measure of the maximum amount which the Partnership/Funds could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership’s/Funds’ speculative trading and the recurrence in the markets traded by the Partnership/Funds of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership’s/Funds’ experience to date (i.e., “risk of ruin”). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership’s/Funds’ losses in any market sector will be limited to Values at Risk or by the Partnership’s/Funds’ attempts to manage their market risk.

Exchange margin requirements have been used by the Partnership/Funds as the measure of their Value at Risk. Margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day interval. The margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. With the exception of certain non-major advisors, the Advisors currently trade the Partnership’s assets indirectly in master fund managed accounts established in the name of the master fund over which they have been granted limited authority to make trading decisions. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly and through its investments in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e., in the managed accounts in the Partnership’s name traded by certain non-major advisors), and indirectly by each Fund separately. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2013 and December 31, 2012, as applicable. As of September 30, 2013, the Partnership’s total capitalization was $165,540,053.

September 30, 2013

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$14,149,333	8.55%
Energy	2,922,810	1.77%
Grains	899,025	0.54%
Indices	4,195,515	2.53%
Interest Rates U.S.	1,933,867	1.17%
Interest Rates Non-U.S.	917,874	0.55%
Livestock	878,796	0.53%
Metals	652,020	0.39%
Softs	570,482	0.35%

Total	$27,119,722	16.38%

As of December 31, 2012, the Partnership’s total capitalization was $188,151,946.

December 31, 2012

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$11,154,011	5.93%
Energy	2,663,392	1.42%
Grains	996,230	0.53%
Indices	5,200,764	2.76%
Interest Rates U.S.	891,739	0.47%
Interest Rates Non-U.S.	2,416,220	1.28%
Livestock	543,496	0.29%
Metals	856,681	0.46%
Softs	582,880	0.31%

Total	$25,305,413	13.45%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and through its investments in the Funds by market category as of September 30, 2013 and December 31, 2012, the highest, lowest and average values during the three months ended September 30, 2013 and the twelve months ended December 31, 2012. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of September 30, 2013, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

September 30, 2013

			Three Months Ended September 30, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$278,463	0.17%	$368,131	$136,725	$307,796
Indices	2,700,475	1.63%	3,758,951	1,305,872	2,899,774
Interest Rates U.S.	108,405	0.07%	206,535	16,225	74,589
Interest Rates Non-U.S.	666,418	0.40%	1,039,336	267,476	757,190

Total	$3,753,761	2.27%

*	Average of month-end Values at Risk.

As of December 31, 2012, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

December 31, 2012

			Twelve months ended December 31, 2012
Market Sector	Value at Risk	% of Total Capital	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$234,064	0.12%	$760,446	$4,500	$316,276
Energy	15,300	0.01%	476,550	5,000	128,214
Grains	18,000	0.01%	734,800	7,000	241,822
Indices	1,593,295	0.85%	2,451,888	10,500	347,016
Interest Rates U.S.	332,440	0.18%	1,178,570	1,800	331,615
Interest Rates Non-U.S.	637,674	0.34%	2,066,835	23,027	774,939
Livestock	3,000	0.00%**	26,050	1,800	2,000
Metals	60,750	0.03%	1,641,692	20,250	318,143
Softs	4,500	0.00%**	694,183	1,450	17,267

Total	$2,899,023	1.54%

*	Annual average of month-end Values at Risk.
**	Due to rounding.

As of September 30, 2013, Waypoint Master’s total capitalization was $11,966,448. The Partnership owned approximately 38.1% of Waypoint Master. As of September 30, 2013, Waypoint Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Waypoint for trading) was as follows:

September 30, 2013

			Three Months Ended September 30, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,689,071	14.11%	$3,977,328	$254,726	$680,930
Energy	63,140	0.53%	63,140	12,900	42,413
Indices	238,964	2.00%	291,592	80,283	168,039
Interest Rates U.S.	80,190	0.67%	80,190	4,500	26,730
Interest Rates Non-U.S.	81,671	0.68%	427,571	11,009	154,081
Softs	38,115	0.32%	47,250	23,250	20,455

Total	$2,191,151	18.31%

*	Average of month-end Values at Risk.

As of December 31, 2012, Waypoint Master’s total capitalization was $22,563,598. The Partnership owned approximately 44.9% of Waypoint Master. As of December 31, 2012, Waypoint Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Waypoint for trading) was as follows:

December 31, 2012

			Twelve Months Ended December 31, 2012
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$5,181,537	22.96%	$9,805,183	$801,893	$4,924,577
Energy	53,750	0.24%	212,200	13,300	67,232
Indices	686,879	3.04%	1,579,713	84,388	766,988
Interest Rates U.S.	75,075	0.33%	910,900	375	240,518
Interest Rates Non-U.S.	228,670	1.01%	1,960,745	42,234	551,129
Metals	80,325	0.36%	476,500	7,500	112,147
Softs	48,600	0.22%	287,600	31,200	107,842

Total	$6,354,836	28.16%

*	Annual average of month-end Values at Risk.

As of September 30, 2013, PGR Master’s total capitalization was $27,418,009. The Partnership owned approximately 65.3% of PGR Master. As of September 30, 2013, PGR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to PGR for trading) was as follows:

September 30, 2013

			Three Months Ended September 30, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$444,311	1.62%	$511,670	$225,587	$356,564
Energy	315,783	1.15%	621,971	139,760	428,038
Grains	295,785	1.08%	363,285	169,280	284,831
Indices	1,962,146	7.16%	2,128,792	1,254,790	1,957,725
Interest Rates U.S.	187,601	0.68%	299,403	84,593	197,737
Interest Rates Non -U.S.	621,271	2.27%	789,526	258,607	587,135
Metals	521,510	1.90%	1,299,200	501,325	639,512
Softs	233,549	0.85%	246,572	161,924	218,859

Total	$4,581,956	16.71%

*	Average of month-end Values at Risk.

As of December 31, 2012, PGR Master’s total capitalization was $39,394,297. The Partnership owned approximately 73.5% of PGR Master. As of December 31, 2012, PGR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to PGR for trading) was as follows:

December 31, 2012

			Twelve Months Ended December 31, 2012
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$664,462	1.69%	$1,035,798	$403,280	$634,175
Energy	201,844	0.51%	1,418,646	160,426	732,846
Grains	191,500	0.49%	358,000	45,212	192,878
Indices	2,179,752	5.53%	2,587,014	1,081,839	1,843,311
Interest Rates U.S.	481,350	1.22%	1,040,100	481,350	668,688
Interest Rates Non-U.S.	1,676,492	4.26%	4,045,515	1,676,492	2,339,198
Livestock	10,000	0.03%	49,200	1,000	18,317
Metals	304,175	0.77%	1,007,250	63,200	411,946
Softs	213,972	0.54%	418,734	133,869	243,422

Total	$5,923,547	15.04%

*	Annual average of month-end Values at Risk.

As of September 30, 2013, Blackwater Master’s total capitalization was $66,033,710. The Partnership owned approximately 39.6% of Blackwater Master. As of September 30, 2013, Blackwater Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Blackwater for trading) was as follows:

September 30, 2013

			Three Months Ended September 30, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*

Currencies	$1,844,919	2.80%	$1,861,984	$288,643	$1,022,078
Energy	1,005,245	1.52%	1,963,300	182,050	1,335,148
Grains	669,500	1.01%	1,004,600	334,790	678,583
Indices	4,383,393	6.64%	4,522,473	1,318,782	2,841,824
Interest Rates U.S.	152,500	0.23%	152,500	20,900	50,833
Interest Rates Non -U.S.	731,985	1.11%	1,012,581	184,054	554,115
Livestock	297,750	0.45%	297,750	15,000	110,917

Total	$9,085,292	13.76%

*	Average of month-end Values at Risk.

As of December 31, 2012, Blackwater Master’s total capitalization was $81,926,684. The Partnership owned approximately 41.1% of Blackwater Master. As of December 31, 2012, Blackwater Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Blackwater for trading) was as follows:

December 31, 2012

			Twelve Months Ended December 31, 2012
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$4,472,584	5.46%	$5,898,476	$1,374,428	$2,961,576
Energy	507,112	0.62%	2,331,250	124,800	762,951
Grains	1,421,500	1.73%	1,421,500	112,500	368,388
Indices	4,128,815	5.04%	4,874,671	254,386	3,201,424
Interest Rates U.S.	418,000	0.51%	1,153,475	299,975	609,827
Interest Rates Non -U.S.	1,079,443	1.32%	3,185,250	993,791	1,877,689
Metals	1,164,537	1.42%	2,525,190	391,264	1,196,839

Total	$13,191,991	16.10%

*	Annual average of month-end Values at Risk.

As of September 30, 2013, JEM Master’s total capitalization was $48,931,748. The Partnership owned approximately 39.0% of JEM Master. As of September 30, 2013, JEM Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to JE Moody for trading) was as follows:

September 30, 2013

			Three Months Ended September 30, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*

Energy	$1,769,151	3.62%	$2,860,824	$945,760	$1,506,237
Grains	438,000	0.90%	771,700	37,500	495,925
Livestock	736,350	1.50%	1,018,425	366,000	624,117
Metals	50,875	0.10%	60,125	16,900	46,642
Softs	125,250	0.26%	302,750	3,300	87,850

Total	$3,119,626	6.38%

*	Average of month-end Values at Risk.

As of December 31, 2012, JEM Master’s total capitalization was $47,458,498. The Partnership owned approximately 71.2% of JEM Master. As of December 31, 2012, JEM Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to JE Moody for trading) was as follows:

December 31, 2012

			Twelve Months Ended December 31, 2012
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$3,184,242	6.71%	$3,184,242	$554,508	$1,728,449
Grains	355,675	0.75%	355,675	6,000	219,760
Livestock	748,800	1.58%	1,463,000	129,600	697,433
Metals	81,000	0.17%	81,000	3,825	38,419
Softs	560,800	1.18%	759,850	14,950	240,054

Total	$4,930,517	10.39%

*	Annual average of month-end Values at Risk.

As of September 30, 2013, Cambridge Master’s total capital was $27,202,173. The Partnership owned approximately 60.2% of Cambridge Master. As of September 30, 2013, Cambridge Master’s Value at Risk for its assets (including the to portion of the Partnership’s assets allocated Cambridge for trading) was as follows:

September 30, 2013

			Three Months Ended September 30, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$14,765,875	54.28%	$17,878,458	$4,367,590	$11,332,069

Total	$14,765,875	54.28%

*	Average of month-end Values at Risk.

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

As of September 30, 2013, Willowbridge Master’s total capitalization was $96,927,578. The Partnership owned approximately 15.1% of Willowbridge Master. As of September 30, 2013, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:

September 30, 2013

			Three Months Ended September 30, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$872,850	0.90%	$4,401,508	$323,400	$1,540,038
Interest Rates U.S.	1,746,391	1.80%	3,564,310	232,320	1,638,460

Total	$2,619,241	2.70%

*	Average of month-end Values at Risk.
**	Due to rounding.

As of September 30, 2013, 300 North Master’s total capitalization was $17,007,866. The Partnership owned approximately 100% of 300 North Master. As of September 30, 2013, 300 North Capital Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to 300 North Capital for trading) was as follows:

September 30, 2013

			Three Months Ended September 30, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$87,659	0.52%	$215,530	$45,500	$68,526
Energy	83,900	0.49%	372,750	60,890	87,933
Indices	927,250	5.45%	3,736,548	49,783	436,202
Interest Rates U.S.	35,000	0.21%	55,000	10,000	19,167
Interest Rates Non-U.S.	67,719	0.40%	101,254	18,197	38,290
Metals	105,750	0.62%	407,700	55,175	110,333

Total	$1,307,278	7.69%

*	Average of month-end Values at Risk.

As of September 30, 2013, Principle Master’s total capitalization was $17,434,007. The Partnership owned approximately 100% of Principle Master. As of September 30, 2013, Principle Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Principle for trading) was as follows:

September 30, 2013

			Three Months Ended September 30, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$627,538	3.60%	$947,737	$282,930	$629,677

Total	$627,538	3.60%

*	Average of month-end Values at Risk.

As of September 30, 2013, SECOR Master total capitalization was $13,922,551. The Partnership owned approximately 100% of SECOR Master. As of September 30, 2013, SECOR Master Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Principle for trading) was as follows:

September 30, 2013

			Three Months Ended September 30, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$3,376,114	24.25%	$3,534,808	$1,975,945	$2,676,030
Energy	265,210	1.90%	296,065	81,205	183,338
Grains	269,640	1.94%	300,840	169,839	219,740
Indices	1,288,655	9.26%	1,705,158	573,272	1,096,505
Interest Rates U.S.	260,976	1.87%	260,976	36,631	229,110
Interest Rates Non-U.S.	406,481	2.93%	638,935	164,929	377,582
Livestock	67,399	0.48%	67,399	35,336	51,368
Metals	526,429	3.78%	599,510	314,456	425,591
Softs	166,045	1.19%	199,540	93,225	159,033

Total	$6,626,949	47.60%

*	Average of month-end Values at Risk.

Item 4.	Controls and Procedures

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2013 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which MS&Co or its subsidiaries is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC.

MS&Co is a wholly-owned, indirect subsidiary of Morgan Stanley (“MS”), a Delaware holding company. MS files periodic reports with the Securities and Exchange Commission as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning MS and its subsidiaries, including MS&Co. As a consolidated subsidiary of MS, MS&Co does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of MS’s SEC 10-K filings for 2012, 2011, 2010, 2009, and 2008.

In addition to the matters described in those filings, in the normal course of business, each of MS and MS&Co has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions, and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. Each of MS and MS&Co is also involved, from time to time, in investigations and proceedings by governmental and/or regulatory agencies or self-regulatory organizations, certain of which may result in adverse judgments, fines or penalties. The number of these investigations and proceedings has increased in recent years with regard to many financial services institutions, including MS and MS&Co.

MS&Co is a Delaware corporation with its main business office located at 1585 Broadway, New York, New York 10036. Among other registrations and memberships, MS&Co is registered as a futures commission merchant and is a member of the National Futures Association.

There have been no material administrative, civil or criminal actions within the past five years against MS&Co or any of its individual principals and no such actions are currently pending, except as follows.

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

On June 5, 2012, MS&Co consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by the Commodity Futures Trading Commission (the “CFTC”) to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an Exchange for Related Position (“EFRP”). Specifically, the CFTC found that from April 2008 through October 2009, MS&Co violated Section 4c(a) of the Commodity Exchange Act and Commission Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (“CME”) and Chicago Board of Trade (“CBOT”) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position. In addition, the CFTC found that MS&Co violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the Act and Regulations. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, MS&Co. accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine. MS&Co entered into corresponding and related settlements with the CME and CBOT in which the CME found that MS&Co violated CME Rules 432.Q and 538 and fined MS&Co $750,000 and CBOT found that MS&Co violated CBOT Rules 432.Q and 538 and fined MS&Co $1,000,000.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On July 29, 2011 and September 8, 2011, the court presiding over both actions sustained defendants’ demurrers with respect to claims brought under the Securities Act of 1933, as amended, and overruled defendants’ demurrers with respect to all other claims. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $326 million, and the certificates had incurred actual losses of approximately $4 million. Based on currently available information, MS&Co believes it could incur a loss for this action up to the difference between the $326 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co, plus pre- and post-judgment interest, fees and costs. MS&Co may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against MS&Co and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints assert claims on behalf of certain clients of plaintiff’s affiliates and allege that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co or sold to plaintiff’s affiliates’ clients by MS&Co in the two matters was approximately $263 million. Plaintiff filed amended complaints on October 14, 2011, which raise claims under the Massachusetts Uniform Securities Act and seek, among other things, to rescind the plaintiff’s purchase of such certificates. Defendants’ motions to dismiss the amended complaints, with respect to plaintiff’s standing to bring suit and for failure to state a claim upon which relief can be granted were denied in March and October 2012, respectively. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $105 million, and the certificates had incurred actual losses of approximately $109 million. Based on currently available information, MS&Co believes it could incur a loss for these actions of up to the difference between the $105 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co, plus pre- and post-judgment interest, fees and costs. MS&Co may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co, which is styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY, NY County”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court presiding over this action denied

MS&Co’s motion to dismiss the complaint and on March 21, 2011, MS&Co appealed that order. On July 7, 2011, the appellate court affirmed the lower court’s decision denying the motion to dismiss. Based on currently available information, MS&Co believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. The defendants’ motion to dismiss the amended complaint was denied on September 19, 2012. MS&Co filed its answer on December 21, 2012. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $98 million and certain certificates had incurred actual losses of approximately $1 million. Based on currently available information, MS&Co believes it could incur a loss in this action up to the difference between the $98 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co, plus pre- and post-judgment interest, fees and costs. MS&Co may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. On May 21, 2012, MS&Co filed a motion to dismiss the amended complaint, which motion was denied on August 3, 2012. The court has set a trial date in May 2015. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $119 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, MS&Co believes it could incur a loss in this action up to the difference between the $119 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co, plus post-judgment interest, fees and costs. MS&Co may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On September 2, 2011, the Federal Housing Finance Agency (“FHFA”), as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including MS&Co. A complaint against MS&Co and other defendants was filed in the Supreme Court of NY, styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raises claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages. On September 26, 2011, defendants removed the action to the United States District Court for the Southern District of New York. On July 13, 2012, MS& Co. filed a motion to dismiss the complaint, which motion was denied in large part on November 19, 2012. Trial is currently scheduled to begin in January 2015. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $2.8 billion, and the certificates had incurred actual losses of approximately $68 million. Based on currently available information, MS&Co believes it could incur a loss in this action up to the difference between the $2.8 billion unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co, plus pre- and post-judgment interest, fees and costs. MS&Co may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against MS&Co and certain affiliates in the Supreme Court of NY styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. was approximately $758 million. The amended complaint raises common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory and/or rescissionary damages, as well as punitive damages, associated with plaintiffs’ purchases of such certificates. On September 21, 2012, MS&Co filed a motion to dismiss the amended complaint, which was granted in part and denied in part on July 16, 2013. Defendants filed a notice of appeal of that decision on August 16, 2013. Following that decision, the total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co was approximately $656 million. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates remaining at issue in this case was approximately $324 million, and the certificates incurred actual losses of approximately $35 million. Based on currently available information, MS&Co believes it could incur a loss up to the difference between the $324 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co, plus pre- and post-judgment interest, fees and costs. MS&Co may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On March 15, 2013, defendants’ motion to dismiss was denied. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $663 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co believes it could incur a loss in this action up to the difference between the $663 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co, plus pre- and post-judgment interest, fees and costs. MS&Co may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Additional lawsuits containing claims similar to those described above may be filed in the future. In the course of its business, MS&Co, as a major futures commission merchant and broker-dealer, is party to various civil actions, claims and routine regulatory investigations and proceedings that the General Partner believes do not have a material effect on the business of MS&Co. MS&Co may establish reserves from time to time in connections with such actions.

Item 1A.	Risk Factors

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as updated by the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended September 30, 2013, there were subscriptions of 3,945.7350 Class A Redeemable Units totaling $5,388,693. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used in the trading of commodity interests including futures contracts, options, forward and swap contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2013- July 31, 2013	2,458.2250	$1,362.85	N/A	N/A
August 1, 2013- August 31, 2013	759.0780	$1,299.47	N/A	N/A
September 1, 2013- September 30, 2013	5,008.9730	$1,307.50	N/A	N/A
	8,226.2760	$1,323.30

*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.
**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 3.	Defaults Upon Senior Securities. None.

Item 4.	Mine Safety Disclosures. Not Applicable.

Item 5.	Other Information. — 300 North Master, Blackwater Master and JEM Master entered in a futures account agreement with MS&Co and commenced trading through accounts at MS&Co on or about October 2, 2013, October 3, 2013 and October 10, 2013, respectively.

Effective October 1, 2013, the Partnership ceased paying a brokerage fee to CGM and CGM ceased acting as a selling agent for the Partnership. Also effective October 1, 2013, the Partnership entered into a selling agreement with Morgan Stanley Smith Barney LLC (d/b/a Morgan Stanley Wealth Management). Pursuant to the selling agreement, Morgan Stanley Wealth Management will receive a selling agent fee equal to (i) 3.50% per year of adjusted month-end net assets for Class A units, (ii) 1.25% per year of adjusted month-end net assets for Class D units and (iii) 0.50% per year of adjusted month-end net assets for Class Z units. The selling agent fee received by Morgan Stanley Wealth Management will be shared with the properly registered/licensed financial advisers of Morgan Stanley Wealth Management who sell redeemable units in the Partnership.

Item 6.	Exhibits

3.1(a)	Certificate of Limited Partnership dated June 30, 2003 (filed as Exhibit 3.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(b)	Certificate of Amendment of the Certificate of Limited Partnership dated September 21, 2005 (filed as Exhibit 3.1(a) to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(c)	Certificate of Amendment of the Certificate of Limited Partnership dated September 19, 2008 (filed as Exhibit 3.1(c) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(d)	Certificate of Amendment of the Certificate of Limited Partnership dated September 28, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(e)	Certificate of Amendment of the Certificate of Limited Partnership dated June 30, 2010 (filed as Exhibit 3.1(e) to the Current Report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

(f)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as Exhibit 3.1 to the Form 8-K filed on September 7, 2011 and incorporated herein by reference).

(g)	Certificate of Amendment to the Certificate of Limited Partnership dated August 7, 2013 (filed as Exhibit 3.1(g) to the Quarterly Report on Form 10-Q filed on August 14, 2013 and incorporated herein by reference).

3.2	Fourth Amended and Restated Limited Partnership Agreement (filed as Exhibit 3.2 to the Current Report on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.1(a)	Management Agreement among the Partnership, the General Partner and Altis (filed as Exhibit 10.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

10.2(a)	Management Agreement among the Partnership, the General Partner and Waypoint Capital Management LLC (filed as Exhibit 10.4 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(b)	Letter from the General Partner to Waypoint Capital Management LLC extending the Management Agreement from June 30, 2012 to June 30, 2013 (filed as Exhibit 10.1(b) on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.3	Customer Agreement between the Partnership, the General Partner and CGM (filed as Exhibit 10.9 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

10.4	Amended and Restated Agency Agreement between the Partnership, the General Partner, CGM and Morgan Stanley Smith Barney LLC (filed as Exhibit 10.8 to the Current Report on Form 8-K filed on August 4, 2010 and incorporated herein by reference).

10.5	Form of Subscription Agreement (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on November 14, 2012 and incorporated herein by reference).

10.6	Alternative Investment Selling Agent Agreement between the Partnership the General Partner and Morgan Stanley Wealth Management effective October 1, 2013 (filed herewith).

10.7(a)	Management Agreement among the Partnership, the General Partner and PGR Capital LLP (filed as Exhibit 10.12 to the Current Report on Form 8-K Filed on November 4, 2010 and incorporated herein by reference).

(b)	Letter from the General Partner to PGR Capital LLP extending the Management Agreement from June 30, 2012 to June 30, 2013 (filed as Exhibit 10.6(b) on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.8(a)	Management Agreement among the Partnership, the General Partner and Blackwater Capital Management LLC (filed as Exhibit 10.13 to the Current Report on Form 8-K filed on November 4, 2010 and incorporated herein by reference).

(b)	Letter from the General Partner to Blackwater Capital Management LLC extending the Management Agreement from June 30, 2012 to June 30, 2013 (filed as Exhibit 10.7(b) on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.9(a)	Management Agreement among the Partnership, the General Partner and J E Moody & Company LLC (filed as Exhibit 10.14 on Form 8-K filed on January 3, 2011 and incorporated herein by reference).

(b)	Letter from the General Partner to J E Moody & Company LLC extending the Management Agreement from June 30, 2012 to June 30, 2013 (filed as Exhibit 10.8(b) on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.10(a)	Management Agreement among the Partnership, the General Partner and Cirrus Capital Management LLC (filed as Exhibit 10.1 on Form 8-K filed on January 3, 2011 and incorporated herein by reference).

(b)	Letter from the General Partner to Cirrus Capital Management LLC extending the Management Agreement from June 30, 2012 to June 30, 2013 (filed as Exhibit 10.9(b) on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.11(a)	Management Agreement among the Partnership, the General Partner and Willowbridge Associates Inc. (filed as Exhibit 10.17 to the Current Report on Form 8-K filed on June 2, 2011 and incorporated herein by reference).

(b)	Amendment to the Management Agreement among the Partnership, the General Partner and Willowbridge Associates, Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 7, 2013 and incorporated herein by reference).

10.12	Management Agreement among the Partnership, the General Partner and Rotella Capital Management, Inc. (filed as Exhibit 10.13 to the Quarterly Report on Form 10-Q for the quarterly period September 30, 2012 filed on November 14, 2012 and incorporated herein by reference).

10.13	Management Agreement among the Partnership, the General Partner and Cambridge Strategy (Asset Management) Limited (filed as Exhibit 10.14 to the Quarterly Report on Form 10-Q for the quarterly period September 30, 2012 filed on November 14, 2012 and incorporated herein by reference).

10.14	Management Agreement among the Partnership, the General Partner and Bleecker Street Capital, LLC (filed as Exhibit 10.15 to the Quarterly Report on Form 10-Q for the quarterly period September 30, 2012 filed on November 14, 2012 and incorporated herein by reference).

10.15(a)	Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.14(a) on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

(b)	Amendment No. 5 to Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.14(b) on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.16	Management Agreement among the Partnership, the General Partner and SECOR Capital Advisors, LP (filed as Exhibit 10.1 to the Form 8-K filed on August 7, 2013 and incorporated herein by reference).

10.17	Commodity Futures Customer Agreement between the Partnership and MS&Co., effective August 21, 2013 (filed herewith).

10.18	Management Agreement among the Partnership, the General Partner and Principle Capital Management, LLC (filed herewith).

10.19	Management Agreement among the Partnership, the General Partner and 300 North Capital Management LLC (filed herewith).

31.1 — Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director) (filed herewith).

31.2 — Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer) (filed herewith).

32.1 — Section 1350 Certification (Certification of President and Director) (filed herewith).

32.2 — Section 1350 Certification (Certification of Chief Financial Officer) (filed herewith).

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

EMERGING CTA PORTFOLIO L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Alper Daglioglu
Alper Daglioglu President and Director

Date: November 14, 2013

By:	/s/ Alice Lonero
Alice Lonero Chief Financial Officer (Principal Accounting Officer)

Date: November 14, 2013