Form 10-K
period 2013-12-31
EMERGING CTA PORTFOLIO LP
filed 2014-03-28
CIK 1269190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT of 1934

For the fiscal year ended December 31, 2013

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

Yes                     No X

Limited Partnership Redeemable Units with an aggregate value of $182,568,149 were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 28, 2014, 116,828.6702 Limited Partnership Class A Redeemable Units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

[None]

PART I

Item 1. Business.

(a) General Development of Business. Emerging CTA Portfolio L.P. (the “Partnership”) is a limited partnership that was organized on July 7, 2003 under the partnership laws of the State of New York. The objective of the Partnership is to achieve capital appreciation through the allocation of assets to early-stage commodity trading advisors which engage, directly and indirectly, in speculative trading of a diversified portfolio of commodity interests, including futures, options on futures, forwards, options on forwards, spot and swap contracts, cash commodities and any other rights or interest pertaining thereto including interest in commodity pools. The Partnership may also enter into swap and other derivative transactions with the approval of the General Partner (defined below). The sectors traded include U.S. and international markets for currencies, livestock, energy, grains, metals, indices, lumber, softs and interest rates. The Partnership directly and through its investments in the Funds, (as defined below) may trade futures, forwards and option contracts of any kind. The commodity interests that are traded by the Partnership and the Funds are volatile and involve a high degree of market risk.

Between December 1, 2003 (the commencement of the offering period) and August 5, 2004, 20,872 redeemable units of limited partnership interest (“Redeemable Units”) were sold at $1,000 per Redeemable Unit. The proceeds of the initial offering were held in an escrow account until August 6, 2004, at which time they were remitted to the Partnership for trading. The Partnership privately and continuously offers Redeemable Units to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership. Subscriptions of additional Redeemable Units and additional general partner contributions and redemptions of Redeemable Units for the years ended December 31, 2013, 2012 and 2011 are reported in the Statements of Changes in Partners’ Capital on page 41 under “Item 8. Financial Statements and Supplementary Data.”

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange and Morgan Stanley is engaged in various financial businesses. Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest in MSSB Holdings and Citigroup Inc. indirectly owned a minority equity interest in MSSB Holdings. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc. As of December 31, 2013, all trading decisions for the Partnership are made by the Advisors (as defined below).

During the period covered by this report, the Partnership’s commodity brokers were Morgan Stanley and Co. LLC (“MS&Co.”) and Citigroup Global Markets Inc. (“CGM”).

As of September 1, 2011, the Partnership began offering three classes of limited partnership interests: Class A units, Class D units and Class Z units; each will be referred to as a “Class” and collectively referred to as the “Classes”. All Redeemable Units issued prior to September 1, 2011 were deemed “Class A units.” The rights, liabilities, risks, and fees associated with investment in the Class A units were not changed. Class A units and Class D units are available to taxable U.S. individuals and institutions, as well as U.S. tax exempt individuals and institutions. Class Z units will be offered to certain employees of Morgan Stanley Wealth Management and its affiliates (and their family members). The Class of units that a limited partner of the Partnership (each a “Limited Partner”) receives upon subscription will generally depend upon the amount invested in the Partnership or the status of the Limited Partner, although the General Partner may determine to offer units to investors at its discretion. As of December 31, 2013, there were no Redeemable Units outstanding in Class D or Class Z.

As of December 31, 2013, all trading decisions are made for the Partnership by its trading advisors (the “Advisors”) either directly, through individually managed accounts, or indirectly, through investments in other collective investment vehicles. Blackwater Capital Management, LLC (“Blackwater”), PGR Capital LLP (“PGR”) (prior to its termination on December 31, 2013), Willowbridge Associates Inc. (“Willowbridge”), SECOR Capital Advisors, LP (“SECOR”), 300 North Capital Management LLC (“300 North”), Cambridge Strategy Asset Management Limited (“Cambridge”) and Principle Capital Management, LLC (“Principle”) have been selected by the General Partner as the major commodity trading advisors. In addition, the General Partner has allocated the Partnership’s assets to additional non-major trading advisors (i.e. commodity trading advisors intended to be allocated less than 10% of the Partnership’s assets). Information about advisors that are allocated less than 10% of the Partnership’s assets may not be disclosed. The General Partner may allocate less than 10% of the Partnership’s assets to a new trading advisor or another trading program of a current Advisor. The Advisors are not affiliated with one another, are not affiliated with the General Partner, CGM or MS&Co. and are not responsible for the organization or operation of the Partnership.

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

On March 1, 2010, the assets allocated to Waypoint Capital Management LLC (“Waypoint”) for trading were invested in the Waypoint Master Fund L.P. (“Waypoint Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 26,581.6800 units of Waypoint Master with cash equal to $26,581,680. The Partnership fully redeemed its investment in Waypoint Master on November 30, 2013 for cash equal to $4,378,673.

On November 1, 2010, the assets allocated to PGR Capital LLP (“PGR”) for trading were invested in the PGR Master Fund L.P. (“PGR Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased 14,913.0290 units of PGR Master with cash equal to $14,913,029. The Partnership fully redeemed its investment in PGR Master on December 31, 2013 for cash equal to $14,986,312.

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

On January 1, 2011, the assets allocated to J E Moody & Company LLC (“JE Moody”) for trading were invested in JEM Master Fund L.P. (“JEM Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased 19,624.4798 units of JEM Master with cash equal to $19,624,480. The Partnership fully redeemed its investment in JEM Master on October 31, 2013 for cash equal to $4,400,957.

On January 1, 2011, the assets allocated to Cirrus Capital Management LLC (“Cirrus”) for trading were invested in CMF Cirrus Master Fund L.P. (“Cirrus Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased 22,270.9106 units of Cirrus Master with cash equal to $22,270,911. The Partnership fully redeemed its investment in Cirrus Master on August 31, 2013 for cash equal to $9,645,872.

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

On September 1, 2012, the assets allocated to Cambridge Strategy (Asset Management) Limited (“Cambridge”) for trading were invested in Cambridge Master Fund L.P. (“Cambridge Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership invested in Cambridge Master with cash equal to $3,000,000. Cambridge Master was formed to permit accounts managed by Cambridge using the Asian Markets Alpha Programme and the Emerging Markets Alpha Programme, each a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner for Cambridge Master. Individual and pooled accounts currently managed by Cambridge, including the Partnership, are permitted to be limited partners of Cambridge Master. The General Partner and Cambridge believe that trading through this structure should promote efficiency and economy in the trading process. The General Partner and Cambridge agreed that Cambridge will trade the Partnership’s assets allocated to Cambridge at a level that is up to 2 times the amount of assets allocated.

Effective January 1, 2013, the assets allocated to Willowbridge Associates Inc. (“Willowbridge”) for trading using its wPraxis Futures Trading Approach were invested in CMF Willowbridge Master Fund, L.P. (“Willowbridge Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership invested in Willowbridge Master with cash equal to $29,484,306. Willowbridge Master was formed to permit accounts managed by Willowbridge using the wPraxis Futures Trading Approach, a proprietary, discretionary trading program, to invest together in one trading vehicle. The General Partner is also the general partner for Willowbridge Master. Individual and pooled accounts currently managed by Willowbridge, including the Partnership, are permitted to be limited partners of Willowbridge Master. The General Partner and Willowbridge believe that trading through this structure should promote efficiency and economy in the trading process. The General Partner and Willowbridge agreed that Willowbridge will trade the Partnership’s assets allocated to Willowbridge at a level that is up to 3 times the amount of assets allocated. Effective February 28, 2013, Willowbridge ceased trading the Partnership’s assets using its MStrategy Trading Approach.

On March 1, 2013, the assets allocated to Principle Capital Management, LLC (“Principle”) for trading were invested in Principle Master Fund L.P. (“Principle Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership invested in Principle Master with cash equal to $6,503,661. Principle Master was formed to permit accounts managed by Principle using the Principle Commodity Futures trading program, a proprietary, discretionary trading program, to invest together in one trading vehicle. The General Partner is also the general partner of Principle Master. Individual and pooled accounts currently managed by Principle, including the Partnership, are permitted to be limited partners of Principle Master. The General Partner and Principle believe that trading through this structure should promote efficiency and economy in the trading process. The General Partner and Principle agreed that Principle will trade the Partnership’s assets allocated to Principle at a level that is up to 1.5 times the assets allocated.

On March 1, 2013, the assets allocated to 300 North Capital LLC (“300 North Capital”) for trading were invested in 300 North Capital Master Fund L.P. (“300 North Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership invested in 300 North Master with cash equal to $10,000,000. 300 North Master was formed to permit accounts managed by 300 North Capital using the Global Macro Program, a proprietary, discretionary trading program, to invest together in one trading vehicle. The General Partner is also the general partner of 300 North Master. Individual and pooled accounts currently managed by 300 North Capital, including the Partnership, are permitted to be limited partners of 300 North Master. The General Partner and 300 North Capital believe that trading through this structure should promote efficiency and economy in the trading process. The General Partner and 300 North Capital agreed that 300 North Capital will trade the Partnership’s assets allocated to 300 North Capital at a level that is up to 2 times the amount of assets allocated.

On August 1, 2013, the assets allocated to SECOR Capital Advisors, LP (“SECOR”) for trading were invested in the SECOR Master Fund L.P. (“SECOR Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership invested in SECOR Master with cash equal to $10,000,000. SECOR Master was formed to permit accounts managed by SECOR using a variation of the program traded by SECOR Alpha Master Fund L.P., a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of SECOR Master. Individual and pooled accounts currently managed by SECOR, including the Partnership, are permitted to be limited partners of SECOR Master. The General Partner and SECOR believe that trading through this structure should promote efficiency and economy in the trading process. The General Partner and SECOR agreed that SECOR will trade the Partnership’s assets allocated to SECOR at a level that is up to 1.5 times the amount of assets allocated.

The General Partner is not aware of any material changes to any of the trading programs discussed above during the fiscal period ended December 31, 2013.

PGR Master’s (prior to its redemption on December 31, 2013), Blackwater Masters’s, Willowbridge Master’s, 300 North Master’s, Principle Master’s, SECOR Master’s and Cambridge Master’s (collectively, the “Funds”) and the Partnership’s trading of futures, forwards, swaps and options contracts, as applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. During the reporting period, the Funds and the Partnership engaged in such trading through commodity brokerage accounts maintained with CGM and/or MS&Co. as applicable. References herein to “Funds” may also include, as relevant, reference to Waypoint Master, JEM Master, Cirrus Master, Altis Master and/or FL Master.

A limited partner in the Funds may withdraw all or part of their capital contribution and undistributed profits, if any, from the Funds as of the end of any day (the “Redemption Date”) after a request has been made to the General Partner at least three business days in advance of the Redemption Date. Such withdrawals are classified as a liability when the limited partner elects to redeem and informs the Funds.

Management, administrative and incentive fees are charged at the Partnership level. All clearing fees (defined below) are borne by the Partnership directly and indirectly through its investment in the Funds. All other fees are charged at the Partnership level.

For the period January 1, 2013 through December 31, 2013, the approximate average market sector allocation for the Partnership was as follows:

At December 31, 2013, the partnership had approximately 58.2% of PGR Master (prior to its redemption on December 31, 2013), 38.8% of Blackwater Master, 15.2% of Willowbridge Master, 100% of 300 North Master, 100% of Principle Master, 100% of SECOR Master and 69.9% of Cambridge Master. At December 31, 2012, the Partnership had approximately 44.9% of Waypoint Master, 41.1% of Blackwater Master, 73.5% of PGR Master, 71.2% of JEM Master, 83.6% of Cirrus Master and 51.8% of Cambridge Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same and the redemption rights are not affected.

The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions and losses, if any.

The General Partner administers the business and affairs of the Partnership including selecting one or more advisors to make trading decisions for the Partnership. The Partnership pays the General Partner a monthly administrative fee equal to 1/24 of 1% (0.5% per year) of month-end Net Assets. Month-end Net Assets, for the purpose of calculating administrative fees, are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fees, incentive fees accrual, the General Partner’s administrative fee and any redemptions or distributions as of the end of such month. The Partnership will also pay the General Partner an incentive fee payable annually equal to 5% of the Partnership’s overall New Trading Profits, as defined in the Limited Partnership Agreement, earned in each calendar year. For the years ended December 31, 2013, 2012, and 2011, there were no incentive fees earned by the General Partner.

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

During the third quarter of 2013, the Partnership entered into a Customer Agreement with MS&Co. (the “MS&Co. Customer Agreement”). Under the MS&Co. Customer Agreement, the Partnership pays trading fees for the clearing and, where applicable, execution of transactions, as well as exchange, clearing, user, give-up, floor brokerage and National Futures Association (“NFA”) fees (collectively, the “MS&Co. clearing fees”) directly and through its investment in the Funds. MS&Co. clearing fees are allocated to the Partnership based on its proportionate share of each Fund. All of the Partnership’s assets not held in the Funds’ accounts at MS&Co. are deposited in the Partnership’s account at MS&Co. The Partnership’s cash is deposited by MS&Co. in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. MS&Co. has agreed to pay the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account at the rate equal to the monthly average of the 4-Week U.S. Treasury bill discount rate. The MS&Co. Customer Agreement may generally be terminated upon notice by either party.

Cambridge Master has entered into a foreign exchange brokerage account agreement with MS&Co. Under the foreign exchange brokerage account agreement, the Partnership pays trading fees for the clearing and where applicable, execution of foreign exchange transactions, as well as applicable exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively, the “foreign exchange clearing fees”) through its investment in Cambridge Master.

During the fourth quarter of 2013, the Partnership entered into a Selling Agent Agreement with Morgan Stanley Smith Barney LLC, currently doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”) (the “Selling Agreement”). Under the Selling Agreement with Morgan Stanley Wealth Management, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee equal to (i) 7/24 of 1% (3.5% per year) of month-end Net Assets for Class A units, (ii) 5/48 of 1% (1.25% per year) of month-end Net Assets for Class D units and (iii) 1/24 of 1% (0.50% per year) of month-end Net Assets for Class Z units. Morgan Stanley Wealth Management will pay a portion of its ongoing selling agent fees to other properly licensed and/or registered selling agents and to financial advisors who have sold Redeemable Units. Month-end Net Assets, for the purpose of calculating ongoing selling agent fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s ongoing selling agent fees, incentive fee accruals, the monthly management fees, the General Partner’s administrative fee and other expenses and any redemptions or distributions as of the end of such month.

Prior to a for part of the third quarter of 2013, the Partnership was a party to a Customer Agreement with CGM (the “CGM Customer Agreement”). Under the CGM Customer Agreement, the Partnership paid CGM a monthly brokerage fee equal to (i) 7/24 of 1% (3.5% per year) of month-end Net Assets for Class A units, (ii) 5/48 of 1% (1.25% per year) of month-end Net Assets for Class D units and (iii) 1/24 of 1% (0.50% per year) of month-end Net Assets for Class Z units. Month-end Net Assets, for the purpose of calculating brokerage fees, were Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s brokerage fees, incentive fee accruals, the monthly management fees, the General Partner’s administrative fee and other expenses and any redemptions or distributions as of the end of such month. The Partnership paid for exchange, service, clearing, user, give-up, floor brokerage and NFA fees (collectively the “CGM clearing fees,” and together with the CGM clearing fees and foreign exchange clearing fees, the “clearing fees”) directly and through its investment in the Funds. CGM clearing fees were allocated to the Partnership based on its proportionate share of each Fund. During the term of the CGM Customer Agreement, all of the Partnership’s assets that were not held in the Funds’ accounts at CGM were deposited in the Partnership’s account at CGM. The Partnership’s cash was deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. CGM paid the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing 30 days from the date on which such weekly rate is determined. The Partnership has terminated the CGM Customer Agreement.

Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed.

Administrative fees, management fees, incentive fees and all other expenses of the Partnership are allocated proportionally to each class based on the Net Asset Value of the class.

    (b) Financial Information about Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2013, 2012, 2011, 2010 and 2009 is set forth under “Item 6. Selected Financial Data.” The Partnership’s Capital as of December 31, 2013 was $162,121,688.

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

Regardless of its trading performance, the Partnership will incur fees and expenses, including ongoing selling agent fees, administrative fees, clearing fees and management fees. Substantial incentive fees may be paid to one or more of the Advisors even if the Partnership experiences a net loss for the full year.

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

Regulatory changes could adversely affect the Partnership by restricting its markets or activities, limiting its trading and/or increasing the taxes to which investors are subject. Pursuant to the mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010, the Commodity Futures Trading Commission (“CFTC”) and the Securities and Exchange Commission (the “SEC”) have promulgated rules to regulate swaps dealers and to mandate additional reporting and disclosure requirements and continue to promulgate rules regarding capital and margin requirements, to require that certain swaps be traded on an exchange or swap execution facilities, and to require that derivatives (such as those traded by the Partnership) be moved into central clearinghouses. These rules may negatively impact the manner in which swap contracts are traded and/or settled and limit trading by speculators (such as the Partnership) in futures and over-the-counter markets.

Speculative position and trading limits may reduce profitability.

The CFTC and/or U.S. exchanges have established “speculative position limits” on the maximum net long or net short positions which any person or group of persons may hold or control in particular futures, options on futures and swaps that perform a significant price discovery function. Most exchanges also limit the amount of fluctuation in commodity futures contract prices on a single trading day. The Advisors believe that established speculative position and trading limits will not materially adversely affect trading for the Partnership. The trading instructions of an advisor, however, may have to be modified, and positions held by the Partnership/Funds may have to be liquidated, in order to avoid exceeding these limits. Such modification or liquidation could adversely affect the operations and profitability of the Partnership by increasing transaction costs to liquidate positions and limiting potential profits on the liquidated position.

In November 2013, the CFTC proposed new rules that, if adopted in substantially the same form, will impose position limits on certain futures and option contracts and physical commodity swaps that are “economically equivalent” to such contracts. If enacted, these rules could have an adverse effect on the Advisors’ trading for the Partnership.

Item 2. Properties.

The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by its affiliate, MSSB Holdings.

Item 3. Legal Proceedings.

This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which MS&Co. or its subsidiaries is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC.

MS&Co. is a wholly owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the Securities and Exchange Commission as required by the Securities Exchange Act of 1934, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2013, 2012, 2011, 2010 and 2009.

In addition to the matters described in those filings, in the normal course of business, each of Morgan Stanley and MS&Co. has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions, and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. Each of Morgan Stanley and MS&Co. is also involved, from time to time, in investigations and proceedings by governmental and/or regulatory agencies or self-regulatory organizations, certain of which may result in adverse judgments, fines or penalties. The number of these investigations and proceedings has increased in recent years with regard to many financial services institutions, including Morgan Stanley and MS&Co.

MS&Co. is a Delaware limited liability company with its main business office located at 1585 Broadway, New York, New York 10036. Among other registrations and memberships, MS&Co. is registered as a futures commission merchant and is a member of NFA.

During the preceding five years, the following administrative, civil, or criminal actions pending, on appeal or concluded against MS&Co. or any of its principals are material within the meaning of CFTC Rule 4.24(l)(2) or 4.34(k)(2):

On June 2, 2009, Morgan Stanley executed a final settlement with the Office of the New York State Attorney General in connection with its investigation relating to the sale of auction rate securities. Morgan Stanley agreed, among other things to: (1) repurchase at par illiquid auction rate securities that were purchased by certain retail clients prior to February 13, 2008; (2) pay certain retail clients that sold auction rate securities below par the difference between par and the price at which the clients sold the securities; (3) arbitrate, under special procedures, claims for consequential damages by certain retail clients; (4) refund refinancing fees to certain municipal issuers of auction rate securities; and (5) pay a total penalty of $35 million. On August 13, 2008, Morgan Stanley reached an agreement in principle on substantially the same terms with the Office of the Illinois Secretary of State, Securities Department (on behalf of a task force of other states under the auspices of the North American Securities Administrators Association) that would settle their investigations into the same matters.

On June 5, 2012, MS&Co. consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, Making Findings and Imposing Remedial Sanctions by the CFTC to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an exchange for related position. Specifically, the CFTC found that from April 2008 through October 2009, MS&Co. violated Section 4c(a) of the Commodity Exchange Act and CFTC Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange and Chicago Board of Trade as exchanges for related positions in violation of Chicago Mercantile Exchange and Chicago Board of Trade rules because those trades lacked the corresponding and related cash, over-the-counter swap, over-the-counter option, or other over-the-counter derivative position. In addition, the CFTC found that MS&Co. violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the Commodity Exchange Act and Regulations. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, MS&Co. accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine. MS&Co. entered into corresponding and related settlements with the Chicago Mercantile Exchange and Chicago Board of Trade in which the Chicago Mercantile Exchange found that MS&Co. violated Chicago Mercantile Exchange Rules 432.Q and 538 and fined MS&Co. $750,000 and Chicago Board of Trade found that MS&Co. violated Chicago Board of Trade Rules 432.Q and 538 and fined MS&Co. $1,000,000.

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $58 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $58 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co. and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s claims brought under the Securities Act of 1933, as amended, were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. A bellwether trial is currently scheduled to begin in September 2014. MS&Co. is not a defendant in connection with the securitizations at issue in that trial. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $316 million, and the certificates had incurred actual losses of approximately $5 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $316 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

    On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints assert claims on behalf of certain clients of plaintiff’s affiliates and allege that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff’s affiliates’ clients by MS&Co. in the two matters was approximately $263 million. On February 11, 2014, the parties entered into an agreement to settle the litigation. On February 20, 2014, the court dismissed the action.

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., which is styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 collateralized debt obligation. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. misrepresented the risks of the STACK 2006-1 collateralized debt obligation to CDIB, and that MS&Co. knew that the assets backing the collateralized debt obligation were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court presiding over this action denied MS&Co.’s motion to dismiss the complaint and on March 21, 2011, MS&Co. appealed that order. On July 7, 2011, the appellate court affirmed the lower court’s decision denying the motion to dismiss. Based on currently available information, MS&Co. believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. MS&Co. filed its answer on December 21, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $94 million and certain certificates had incurred actual losses of approximately $1 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $94 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 25, 2010, MS&Co., certain affiliates and Pinnacle Performance Limited, a special purpose vehicle (“SPV”), were named as defendants in a purported class action related to securities issued by the SPV in Singapore, commonly referred to as Pinnacle Notes. The case is styled Ge Dandong, et al. v. Pinnacle Performance Ltd., et al. and is pending in the United States District Court for the Southern District of New York (“SDNY”). An amended complaint was filed on October 22, 2012. The court denied defendants’ motion to dismiss the amended complaint on August 22, 2013 and granted class certification on October 17, 2013. On October 30, 2013, defendants filed a petition for permission to appeal the court’s decision granting class certification. On January 31, 2014, plaintiffs filed a second amended complaint. The second amended complaint alleges that the defendants engaged in a fraudulent scheme to defraud investors by structuring the Pinnacle Notes to fail and benefited subsequently from the securities’ failure. In addition, the second amended complaint alleges that the securities’ offering materials contained material misstatements or omissions regarding the securities’ underlying assets and the alleged conflicts of interest between the defendants and the investors. The second amended complaint asserts common law claims of fraud, aiding and abetting fraud, fraudulent inducement, aiding and abetting fraudulent inducement, and breach of the implied covenant of good faith and fair dealing. Plaintiffs seek damages of approximately $138.7 million, rescission, punitive damages, and interest.

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against MS&Co. in the Supreme Court of NY, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to plaintiffs by MS&Co. was approximately $104 million. The complaint raises common law claims of fraud, fraudulent inducement, aiding and abetting fraud and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with plaintiffs’ purchases of such certificates. On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order MS&Co. appealed on April 11, 2013. On May 3, 2013, MS&Co. filed its answer to the amended complaint. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $68 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $68 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

    On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co. was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. MS&Co. filed its answer on August 17, 2012. Trial is currently scheduled to begin in May 2015. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $116 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $116 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On September 2, 2011, the Federal Housing Finance Agency (“FHFA”), as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including MS&Co. A complaint against MS&Co. and other defendants was filed in the Supreme Court of NY, styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raised claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages. On February 7, 2014, the parties entered into an agreement to settle the litigation. On February 20, 2014, the court dismissed the action.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. was approximately $758 million. The amended complaint raised common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory and/or rescissionary damages, as well as punitive damages, associated with plaintiffs’ purchases of such certificates. On January 23, 2014, the parties reached an agreement in principle to settle the litigation.

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B., filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation, as Receiver for Franklin Bank S.S.B. v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to the plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. The complaints each raised claims under both federal securities law and the Texas Securities Act and each seeks, among other things, compensatory damages associated with plaintiff’s purchase of such certificates. On March 20, 2012, MS&Co. filed answers to the complaints in both cases. On June 7, 2012, the two cases were consolidated. On January 10, 2013, MS&Co. filed a motion for summary judgment and special exceptions with respect to plaintiff’s claims. On February 6, 2013, the FDIC filed an amended consolidated complaint. On February 25, 2013, MS&Co. filed a motion for summary judgment and special exceptions, which motion was denied in substantial part on April 26, 2013. On May 3, 2013, the FDIC filed a second amended consolidated complaint. Trial is currently scheduled to begin in November 2014. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $50 million, and the certificates had incurred actual losses of approximately $4 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $50 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey Racketeer Influenced and Corrupt Organizations Act, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On April 26, 2013, the defendants filed an answer to the amended complaint. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $648 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $648 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 19, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which was granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $79 million, and the certificates had incurred actual losses of $0.7 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $79 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On September 23, 2013, plaintiffs in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against MS&Co. and certain affiliates in the SDNY. The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to plaintiffs of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiffs was approximately $417 million. The complaint alleges causes of action against MS&Co. for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, as amended, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissory and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014, the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933, as amended, and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $225 million, and the certificates had incurred actual losses of $23 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $225 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Additional lawsuits containing claims similar to those described above may be filed in the future. In the course of its business, MS&Co, as a major futures commission merchant, is party to various civil actions, claims and routine regulatory investigations and proceedings that the General Partner believes do not have a material effect on the business of MS&Co. MS&Co may establish reserves from time to time in connections with such actions.

Item 4. Mine Safety Disclosures. Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information. The Partnership has issued no stock. There is no public market for the Redeemable Units.

(b)	Holders. The number of holders of Redeemable Units as of February 28, 2014, was 1,733.

(c)	Dividends. The Partnership did not declare any distributions in 2013 or 2012. The Partnership does not intend to declare distributions in the foreseeable future.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans. None

(e)	Performance Graph. Not applicable.

(f)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. For the year ended December 31, 2013, there were subscriptions of 14,027.6290 Class A Redeemable Units totaling $19,089,652. For the year ended December 31, 2012, there were subscriptions of 30,140.7402 Class A Redeemable Units totaling $42,474,029 and General Partner contributions representing 217.0440 Class A unit equivalents totaling $300,000. For the year ended December 31, 2011, there were subscriptions of 36,244.7785 Class A Redeemable Units totaling $52,906,261 and General Partner contributions representing 136.3280 Class A unit equivalents totaling $200,000.

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

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers. The following chart sets forth the purchases of Class A Redeemable Units by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2013 – October 31, 2013	2,028.6530	$1,319.50	N/A	N/A
November 1, 2013 – November 30, 2013	3,265.0660	$1,339.77	N/A	N/A
December 1, 2013 – December 31, 2013	5,107.8530	$1,350.40	N/A	N/A
	10,401.5720	$1,341.04

*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.

**	Redemptions of Redeemable Units are effected as of the end of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 6. Selected Financial Data.

Net realized and unrealized trading gains (losses), interest income, net income, increase (decrease) in net asset value per unit and net asset value per unit for the years ended December 31, 2013, 2012, 2011, 2010 and 2009 and total assets at December 31, 2013, 2012, 2011, 2010 and 2009 were as follows:

	2013	2012	2011	2010	2009
Net realized and unrealized trading gains (losses) and investment in Funds net of brokerage/ongoing selling agent fees and clearing fees of $7,866,581, $8,887,705, $8,438,594, $7,138,973, and $6,945,800, respectively	$4,318,748	$(7,868,879)	$3,654,017	$14,772,228	$(6,137,060)
Interest income	65,605	128,362	64,743	189,515	147,376

	$4,384,353	$(7,740,517)	$3,718,760	$14,961,743	$(5,989,684)

Net income (loss)	$(1,322,351)	$(13,841,843)	$(3,727,719)	$9,108,040	$(11,927,806)

Increase (decrease) in net asset value per unit for Class A	$(9.41)	$(90.03)	$(29.76)	$73.22	$(102.13)

Net asset value per unit	$1,350.40	$1,359.81	$1,449.84	$1,479.60	$1,406.38

Total assets	$170,252,847	$197,607,809	$207,893,019	$187,096,653	$171,248,643

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Partnership, directly and through its investments in the Funds, aims to achieve substantial capital appreciation and permit investors to diversify a traditionally structured stock and bond portfolio. The Partnership attempts to accomplish its objectives through speculative trading in U.S. and international markets for currencies, interest rates, stock indices, agricultural and energy products and precious and base metals directly, or through investments in the Funds. The Partnership/Funds may employ futures, options on futures, forward, options on forward, spot and swap contracts, cash commodities and any other rights or interest pertaining thereto, in those markets. The Partnership/Funds may also enter into swap and other derivative transactions with the approval of the General Partner.

The General Partner manages all business of the Partnership/Funds. The General Partner has delegated its responsibility for the investment of the Partnership’s assets to the Advisors. The General Partner engages a team of approximately 35 professionals whose primary emphasis is on attempting to maintain quality control among the Advisors to the funds operated or managed by the General Partner. A full-time staff of due diligence professionals use proprietary technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provides processing of subscriptions and redemptions and reporting to limited partners and regulatory authorities. The General Partner also includes staff involved in marketing and sales support. In selecting the Advisors for the Partnership, the General Partner conducts proprietary research and considers the background of the advisors’ principals, as well as the advisors’ trading styles, strategies and markets traded, expected volatility, trading results (to the extent available) and fee requirements.

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

While the Partnership and the Funds have the right to seek lower commission rates from other commodity brokers at any time, the General Partner believes that the customer agreements and other arrangements with the commodity brokers are fair, reasonable, and competitive.

As of December 31, 2013, the programs traded by PGR (prior to its redemption at December 31, 2013), Blackwater, 300 North, Principle, SECOR, Willowbridge and Cambridge on behalf of the Partnership were: PGR — Mayfair Investment Program (prior to its redemption at December 31, 2013), Blackwater — Global Program, 300 North Capital — Global Macro Program, Principle — Principle Commodity Futures trading program, SECOR — a Variation of the program of SECOR Alpha Master Fund L.P., Willowbridge — wPraxis Futures Trading Approach, Cambridge — Asian Markets Alpha Programme and Emerging Markets Alpha Programme. The General Partner may modify or terminate the allocation of assets among the Advisors at any time and may allocate assets to additional Advisors at any time. Effective February 28, 2013, Willowbridge ceased trading the Partnership’s assets using its MStrategy Trading Approach. As of December 31, 2013 and September 30, 2013, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	December 31, 2013	Percentage of Net Assets	September 30, 2013	Percentage of Net Assets
PGR	$8,133,692	5%	$17,947,858	11%
Blackwater	$24,462,545	15%	$26,022,160	16%
Willowbridge	$14,290,561	9%	$14,572,321	9%
SECOR	$15,306,326	10%	$13,847,154	8%
Cambridge	$26,102,265	16%	$16,302,646	10%
300 North	$24,262,009	15%	$16,929,806	10%
Principle	$18,513,668	11%	$17,344,087	10%
Other	$31,050,622	19%	$42,574,021	26%

PGR Capital LLP

PGR’s Mayfair Investment Program (prior to its redemption at December 31, 2013), a proprietary, systematic trading program, seeks to profit over the medium term by exploiting inefficiencies in futures and forward markets across a broad range of asset classes and geographic regions. Proprietary models developed by the founding partners are implemented in an in-house trading system which systematically processes real-time data and executes trades automatically on electronic future exchanges and foreign exchange trading platforms.

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

The strategies are primarily directional in nature meaning they identify and take advantage of both upward and downward price momentum. The source of these trends may be sound economic considerations, asymmetric information or behavioral patterns of market participants. Persistent trends can be identified from these factors in all markets across all sectors with varying strengths and durations. PGR’s strategies have been designed to identify the direction and strength of any trend with duration between a few days and a few months and position the fund to take advantage of it. PGR’s investment strategy employs sophisticated, robust and already-proven computerized systems to enable the entire trading process to be automated. The system monitors live market data from real-time feeds and continuously updates the desired position for each market. Rigorous risk management is central to the PGR’s systems and operations. Risk management is fully integrated and systematic at all levels of the system. It takes account of changes intra- and inter-market, to ensure that volatility and drawdowns remain under control as markets both react and evolve. The automation of trade execution and reconciliation avoids the possibility of human errors in relation to these processes while further processes continuously monitor and assess risk throughout all stages of the investment process. PGR’s ability to adjust positions and gearing according to the prevailing levels of market and portfolio risk means that it can rapidly control the risk of the strategy as a whole. PGR uses a number of standard and non-standard measures to assess risk including correlations, value at risk, sector exposure, entropy and stress tests.

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

The Blackwater Global Program a proprietary, systematic trading program, was established to capture intermediate and long term trends in the global futures and foreign exchange markets. The Blackwater Global Program is based on chart and volatility patterns observed over many years of trading and following macro markets. The Blackwater trading model is designed to establish positions in relatively low to moderate volatility markets that are starting to show signs of an emerging, sustained price move. Once a trade has been established, the model generates stop levels and profit objectives. Stop levels are based on multiple volatility measurements. Proprietary indicators are used to reduce trading in range bound, trendless markets. When Blackwater’s indicators point to a range bound market, extra confirmation is needed to enter a trade. Excessive volatility in a particular market will cause Blackwater to exit that market. Money management techniques are applied on the individual market level, sector level, and portfolio level. The system analyzes how well each market has been performing. Markets that are performing poorly, receive less risk capital. When open equity levels surpass predetermined thresholds, partial profits will be taken on the most successful open trades.

Willowbridge Associates Inc.

The MStrategy Trading Approach is a discretionary trading approach using extensive technical analysis and quantitative methodologies as the foundation for trading decisions. The MStrategy Trading Approach trades a diversified portfolio of exchange-traded futures contracts and options on futures including commodities, currencies, fixed income and equity indices. There is a special focus on short-term movements, especially with regard to equity indices trading. The approach combined traditional technical analysis, analogues and divergences with fundamental analysis and anecdotal information to form a unique discretionary trading style. Willowbridge ceased trading the Partnership’s assets using its MStrategy Trading Approach on February 28, 2013.

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

300 North Capital LLC

300 North Capital pursues a tactically traded, discretionary global macro investment strategy across the global futures markets. The manager combines a view on short-term economic cycles and longer-term secular cycles with central bank activity, to invest tactically and take advantage of expected market direction. Once the likely market direction is determined, the manager uses sentiment, valuation, and risk management to help determine strategic entry and exit points for tactical positions. 300 North Capital’s repeatable investment process seeks to achieve a positive rate of return annually, with less volatility than the broad global markets, regardless of the underlying market direction. In pursuing this goal, the manager takes long and short positions across the liquid global futures markets with a focus on global equities, commodities, fixed income and currencies. Value-at-risk and proprietary economic factor and portfolio correlation models are used to measure and control risk.

Cambridge Strategy Asset Management Limited:

Trading Programs

Asia Markets Alpha Programme

The Asia Markets Alpha Programme aims to profit from short and medium term moves in the Asian markets’ currency pairs. To achieve this, Cambridge employs a largely systematic approach, designed to perform across diverse market environments. The process combines three decision making tools: a Systematic Technical Strategy, a Systematic Fundamental Strategy and a Market Information Strategy. During periods of higher volatility, the Systematic Technical Strategy uses a series of proprietary trading algorithms operating over multiple timeframes. The algorithms combine trend continuation and trend reversal signals. During periods of lower volatility, the Systematic Fundamental Strategy reflects a predetermined set of positions designed to reflect ‘market’ views on the relative attractiveness of currencies versus the US dollar thereby realizing the inherent benefits of the carry trade. The Market Information Strategy leverages the experience and global network of our portfolio managers to understand and exploit the behavior of other market participants and to participate in hedging and investment flows. It has characteristics often associated with discretionary managers. Cambridge’s proprietary Global Volatility Indicator serves as our regime shifting mechanism within the systematic strategies. Cambridge believes that long run success is achieved through successful mitigation of downside returns with risk controlled at the portfolio, strategy and individual trade levels.

Emerging Markets Alpha Programme

The Emerging Markets Alpha Programme aims to profit from short and medium term moves in the developing markets’ currency pairs. To achieve this, Cambridge employs a largely systematic approach, designed to perform across diverse market environments. The process combines three decision making tools: a Systematic Technical Strategy, a Systematic Fundamental Strategy and a Market Information Strategy. During periods of higher volatility, the Systematic Technical Strategy uses a series of proprietary trading algorithms operating over multiple timeframes. The algorithms combine trend continuation and trend reversal signals. During periods of lower volatility, the Systematic Fundamental Strategy reflects a predetermined set of positions designed to reflect ‘market’ views on the relative attractiveness of currencies versus the US dollar thereby realizing the inherent benefits of the carry trade. The Market Information Strategy leverages the experience and global network of our portfolio managers to understand and exploit the behavior of other market participants and to participate in hedging and investment flows. It has characteristics often associated with discretionary managers. Cambridge’s proprietary Global Volatility Indicator serves as our regime shifting mechanism within the systematic strategies. Cambridge believes that long run success is achieved through successful mitigation of downside returns with risk controlled at the portfolio, strategy and individual trade levels.

Principle Capital Management LLC

Principle Commodity Futures trading program’s objective is to generate consistent returns by capturing inefficiency in commodities and in particular energy markets. The strategy will focus on investment opportunities in commodities, in particular, natural gas, crude oil, and other fuels that usually are uncorrelated to the general financial market. The investment process is proprietary in nature. In general, the investment process begins with intensive fundamental research, collecting and analyzing historical data of production and consumption of each energy commodity and factors that affect the supply and demand of each commodity. Factors affecting supply include but are not limited to previous, current and expected future production, inventory, and technology. Factors influencing demand include but are not limited to industrial and business activity levels, weather conditions, consumer disposal income, and cost and availability of substitute fuels. Principle uses statistical programs and other proprietary models to identify investment opportunities that arise from the imbalance between supply and demand. Principle makes discretionary investment decisions on the basis of its sole judgments on the output of its research, proprietary models, and computer programs. Principle will employ a combination of top-down and bottom-up fundamental analysis. The top-down approach will use macro data to gauge underlying growth trends and forecast future supply and demand balance due to economic activities. The bottomup analysis will collect data on individual pipelines, power plants and refineries to assess fundamental conditions in individual locations and aggregate them to generate the overall picture of supply and demand balance.

Principle intends to invest in the strategies described below.

•	Spreads – which involve holding simultaneous long and short futures or options. Principle may allocate a significant percentage of capital into spread strategies.

•

Opportunistic trading – which generally involves purchasing options to create directional exposure. The allocation of capital to directional option trades will be limited to less than 20 percent of total capital.

Other Aspects of the Principle Program Principle will employ Beta adjustment to identify the directional exposure of the investment portfolio consisting of spreads and other strategies, and hedge with futures to remove such directional exposure from the portfolio. The limited directional exposure from opportunistic trading is not included in the Beta adjustment.

SECOR Capital Advisors LP

SECOR’s investment objectives are to generate high risk-adjusted returns by: (i) investing across a diverse set of asset classes, geographies, factors, themes and time horizons, (ii) identifying and exploiting temporarily pronounced market inefficiencies or risk premia, (iii) employing dynamic risk-budgeting to minimize tail risk and potentially enable alpha to be generated through timing of exposures and (iv) utilizing sophisticated modeling techniques supported by straight-forward economic intuition and sound fundamentals. SECOR will seek to target long-term annualized volatility of 15% and low long-term correlation to other hedge fund strategies and broader markets. SECOR has a healthy respect for the general information efficiency of markets but believes that certain inefficiencies (or outsized risk premia) may exist in certain markets, and these or other inefficiencies (or risk premia) may periodically become more pronounced in particular market conditions. SECOR believes that it is feasible to construct an investment strategy that seeks to capture such inefficiencies (premia) in pursuit of high risk-adjusted returns (or excess returns for benchmarked mandates) that are lowly correlated with broad stock and bond market returns (alpha). SECOR employs statistical techniques and empirical analysis to help determine whether they believe that observed or conjectured alpha opportunities are real and, more importantly, likely to be sustained in the future. If properly employed, these techniques may have certain advantages versus a purely judgmental approach including the potential ability to: control for the impact of particular factors, evaluate phenomena over longer history, systematically assess confidence levels based on availability of data, evaluate performance over certain sub-periods and market cycles, identify certain possible causation and lead/lag effects, reduce certain common behavioral biases in human judgment and evaluate a range of factors in a systematic way.

When determining whether a factor should be used in driving SECOR’s models and strategies, conclusions derived from the statistical techniques are generally not sufficient. SECOR also seeks to reconcile whether the findings are consistent with some economic, theoretical or behavioral intuition, including why a factor may lead to alpha and what conditions could cause a factor to cease to work at some point in the future. Although the statistical techniques that SECOR uses to conduct its empirical evaluations may be sophisticated, SECOR strives to keep the models that drive the investment process as simple as practicable. SECOR uses its proprietary models to systematically allocate and manage risk across a wide breadth of quantitative investment strategies, geographies and asset classes – a process known as risk budgeting. SECOR employs these models to construct a portfolio and manage risk. These strategies may include currencies, commodities, equity indices, fixed income, cross-asset class trades and opportunistic strategies.

SECOR strongly believes in the benefits of diversification and that diversification should be sought across many aspects of the investment process. Under most circumstances SECOR will attempt to take positions in a large number of positions across a wide range of asset classes to enhance diversification. SECOR also seeks diversification across strategies, factors, themes and time horizons. Diversification of risk across strategies may help to produce a more consistent stream of returns by reducing the impact of poor performance in any one strategy. Recognizing that none of the SECOR’s strategies will work at all times and, in fact, most strategies experience periods of significant negative performance, SECOR seeks to develop strategies in many asset classes and markets in which SECOR identifies potential value. Within each strategy, it is also important to ensure that there is appropriate diversification across factors and themes and that the weightings of these themes can be controlled and easily changed dynamically as market conditions warrant, while taking into account factors such as liquidity, volatility, correlations, market impact and transaction costs. In portfolio construction, SECOR’s initial task is to identify, among other things, tilts, premia, signals, relative value pairs, anomalies, liquidity events and temporary price pressure that SECOR believes may provide attractive risk/return contributions on a stand-alone basis and in the context of a broader portfolio. SECOR then combines data and general conviction levels (in the form of priors) regarding the potential contributions and correlations of these exposures to help determine their allocations within the portfolio, utilizing a thoughtful, systemic risk-budgeting approach that seeks to enable these exposures to be dynamic, rather than static. In doing so, part of SECOR’s alpha proposition could reside in timing exposures, or identifying the appropriate times to: increase or decrease exposures and/or include or exclude exposures from the portfolio altogether. The foregoing is not a comprehensive list of the methods of analysis and/or investment strategies that may be employed by SECOR. SECOR intends to continually review and refine its strategies and to examine new ideas and opportunities. Additional strategies may be added from time to time. The descriptions set forth herein about specific strategies that SECOR may deploy are not intended to be exhaustive and should not be understood to limit the Fund’s or SECOR Master’s investment activities.

No assurance can be given that the Advisors’ strategies will be successful or that they will generate profits for the Partnership.

Specific Fund level performance information is included in Note 5 to the Partnership’s financial statements included in “Item 8 Financial Statements and Supplementary Data.”

For the period January 1, 2013 through December 31, 2013 the average allocation by commodity market sector for each of the Funds was as follows:

PGR Master Fund L.P

Currencies	8.7%
Energy	6.4%
Grains	5.7%
Indices	43.3%
Interest Rates Non-U.S.	14.6%
Interest Rates U.S.	4.5%
Livestock	0.3%
Metals	12.6%
Softs	3.9%

Blackwater Master Fund L.P

Currencies	19.7%
Energy	10.3%
Grains	10.1%
Indices	35.2%
Interest Rates Non-U.S.	9.5%
Interest Rates U.S.	2.8%
Livestock	1.8%
Metals	9.9%
Softs	0.7%

Secor Master Fund L.P.

Energy	4.4%
Grains	8.8%
Indices	43.3%
Interest Rates Non-U.S.	15.8%
Interest Rates U.S.	5.9%
Livestock	1.7%
Metals	15.5%
Softs	4.6%

300 North Master Fund L.P.

Currencies	3.3%
Energy	5.2%
Grains	3.7%
Indices	76.6%
Interest Rates Non-U.S.	2.8%
Interest Rates U.S.	1.2%
Metals	7.0%
Softs	0.2%

Cambridge Master Fund L.P.

Currencies	100.0%

Principle Master Fund L.P.

Energy	100.0%

Willowbridge Master Fund L.P.

Currencies	35.9%
Energy	7.0%
Grains	4.1%
Indices	11.7%
Interest Rates Non-U.S.	5.6%
Interest Rates U.S.	26.3%
Livestock	0.9%
Metals	5.8%
Softs	2.7%

(a) Liquidity.

The Partnership does not engage in sales of goods or services. Its assets are its (i) investments in Funds, (ii) equity in its trading account, consisting of cash and cash margin, net unrealized appreciation on open futures contracts, options purchased and (iii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2013.

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

From January 1, 2013 through December 31, 2013, the Partnerships’ average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 15.3%. The foregoing margin to equity ratio takes into account cash held in the Partnership’s name, as well as the allocable value of the positions and cash held on behalf of the Partnership in the name of the Funds.

In the normal course of business, the Partnership and the Funds are parties to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forwards, swaps and option contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forwards, swaps and option contracts. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 12.6% to 48.9% of the Partnership’s/Funds’ contracts are traded OTC.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds had credit risk and concentration risk during the reporting period, as CGM and/or MS&Co. or their affiliates were the counterparties or brokers with respect to the Partnership’s/Funds’ assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co., the Partnership’s/Funds’ counterparty is an exchange or clearing organization. The Partnership/Funds continue to be subject to such risks with respect to MS&Co.

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

The General Partner monitors and attempts to control the Partnership’s/Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Funds may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, forwards and options contracts by sector, margin requirements, gain and loss transactions and collateral positions. (See also “Item 8. Financial Statements and Supplementary Data” for further information on financial instrument risk included in the notes to financial statements.)

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

(ii) The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by net income or losses on trading and by expenses, interest income, subscriptions, redemptions of Redeemable Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market movements in commodities are dependent upon fundamental and technical factors which the Advisors may or may not be able to identify, such as changing supply and demand relationships, weather, government, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. Partnership expenses consist of, among other things, ongoing selling agent, clearing, administrative and advisory fees. The level of these expenses is dependent upon trading performance and the ability of the Advisors to identify and take advantage of price movements in the commodity markets, in addition to the level of Net Assets maintained. In addition, the amount of interest income payable by the Partnership’s commodity broker is dependent upon interest rates over which neither the Partnership/Funds nor the commodity broker has control.

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem its Redeemable Units at their net asset value as of the end of each month, on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions generally are funded out of the Partnership’s cash holdings. For the year ended December 31, 2013, 32,196.4880 Class A Redeemable Units were redeemed totaling $43,596,860 and 143.0000 General Partner Class A Unit equivalents were redeemed totaling $200,699. For the year ended December 31, 2012, 33,353.2694 Class A Redeemable Units were redeemed totaling $45,732,311. For the year ended December 31, 2011, 19,056.638 Class A Redeemable Units were redeemed totaling $27,952,072.

The Partnership continues to offer Redeemable Units at the net asset value per unit as of the end of each month. For the year ended December 31, 2013, there were subscriptions of 14,027.6290 Class A Redeemable Units totaling $19,089,652. For the year ended December 31, 2012, there were subscriptions of 30,140.7402 Class A Redeemable Units totaling $42,474,029 and General Partner contributions representing 217.0440 Class A unit equivalents totaling $300,000. For the year ended December 31, 2011, there were subscriptions of 36,244.7785 Class A Redeemable Units totaling $52,906,261 and General Partner contributions representing 136.3280 Class A unit equivalents totaling $200,000.

(c) Results of Operations.

For the year ended December 31, 2013, the net asset value per Class A unit decreased 0.7% from $1,359.81 to $1,350.40. For the year ended December 31, 2012, the net asset value per Class A unit decreased 6.2% from $1,449.84 to $1,359.81. For the year ended December 31, 2011, the net asset value per Class A unit decreased 2.0% from $1,479.60 to $1,449.84.

The Partner experienced a net trading gain (before fees and expenses) in 2013 of $12,185,329. Gains were primarily attributable to the trading of commodity futures in currencies, grains, livestock, metals, softs and indices and were partially offset by losses in energy and U.S. and non-U.S. interest rates. The net trading gains and losses realized from the Partnership and the Funds is disclosed on page 48 under Item 8 “Financial Statements and Supplementary Data.”

The most significant gains were achieved in the global stock index sector from long futures positions as global equity prices climbed higher throughout the majority of the year, supported by an aggressive Japanese stimulus package, a stabilizing euro-zone economy, and continued economic growth in the U.S. During the year, the Partnership recorded trading gains in the global indices, metals, livestock, currencies, and grains. These gains were mitigated by losses incurred in the global interest rate and energy sectors. Trading results in the soft commodities markets were relatively flat during the year. The most significant gains were achieved in the global stock index sector from long futures positions as global equity prices climbed higher throughout the majority of the year, supported by an aggressive Japanese stimulus package, a stabilizing euro-zone economy, and continued economic growth in the U.S. Within the metals complex, gains were experienced primarily in the second quarter from short positions in gold and silver futures as prices fell sharply on fears Cyprus and other crisis-hit countries would potentially be forced to sell their gold reserves and on speculation the U.S. Federal Reserve may scale back its monetary stimulus program. Within the currency sector, gains were experienced during May and the fourth quarter from short positions in the Japanese yen as the value of the Japanese currency weakened against other currencies. Additional currency gains were recorded in May from short positions in the Australian dollar, New Zealand dollar, Brazilian real, and South African rand, as the values of these currencies weakened with a decline in commodity prices. In the grains market, gains were experienced in July from short corn futures positions as prices declined on favorable weather in the U.S. Additional gains were recorded in this sector during December from short wheat futures positions as prices decreased after global inventories rose and U.S. exports fell. The Partnership’s gains for the year were offset by trading losses recorded within the global interest rate sector during January and May from long positions in European and U.S. fixed income futures as prices declined amid positive economic data and speculation central banks across Europe and the U.S. may curtail their asset purchase programs. Additional losses were experienced in December from long futures positions as prices declined following the U.S. Federal Reserve announcement that it will reduce monthly bond purchases. Within the energy complex, losses were incurred in crude oil and its related products in February, as well as during the third quarter. In February, losses were incurred from long futures positions in crude oil and its related products as prices fell sharply following news that the U.S. economy grew less than economists expected and as manufacturing expanded less than forecast in China and contracted in Europe. During the third quarter, losses were recorded in July and August from short crude oil and oil distillates positions as Middle East tensions, early month inventory draws, and favorable U.S. economic data all pushed prices higher. Additional losses were incurred in this sector during December from short natural gas futures positions.

The Partnership experienced a net trading gain (before fees and expenses) in 2012 of $1,018,826. Gains were primarily attributed to the Partnership’s/Funds’ trading in energy, and U.S. and non-U.S. interest rates and were partially offset by losses in currencies, grains, indices, livestock, metals and softs.

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

Interest income is earned on 100% of the Partnership’s average daily equity maintained in cash (or the Partnership’s allocable portion of a Fund’s) account during each month at the 30-day U.S. Treasury bill rate determined weekly by CGM based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined or at the 4-week U.S. Treasury bill rate. Interest income for the three and twelve months ended December 31, 2013 decreased by $26,046 and $62,757, respectively, as compared to the corresponding periods in 2012. The decrease in interest income is due to lower average net assets and lower U.S. Treasury bill rates during the three and twelve months ended December 31, 2013, as compared to the corresponding periods in 2012. The amount of interest income earned by the Partnership during the reporting period depended on the average daily equity in the Partnership’s and the Funds’ accounts and upon interest rates over which neither the Partnership/Funds nor CGM and/or MS&Co. had control.

Ongoing selling agent/brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. Ongoing selling agent/brokerage fees for the three and twelve months ended December 31, 2013 decreased by $248,417 and $1,015,295, respectively, as compared to the corresponding periods in 2012. The decrease in ongoing selling agent/brokerage fees is primarily due to lower average net assets during the three and twelve months ended December 31, 2013, as compared to the corresponding periods in 2012.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees for the three and twelve months ended December 31, 2013 decreased by $125,391 and $5,829 respectively, as compared to the corresponding periods in 2012. The decrease in clearing fees is primarily due to a decrease in the number of trades during the three and twelve months ended December 31, 2013, as compared to the corresponding periods in 2012.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. Management fees for the three and twelve months ended December 31, 2013 decreased by $97,390 and $407,859, respectively, as compared to the corresponding periods in 2012. The decrease in management fees is due to a change in fee percentage rates as a result of a change in the mix of Advisors, allocated assets of the Partnership and lower average net assets during the three and twelve months ended December 31, 2013, as compared to the corresponding periods in 2012.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. Administrative fees for the three and twelve months ended December 31, 2013 decreased by $34,841, and $144,610, respectively, as compared to the corresponding periods in 2012. The decrease in administrative fees is due a change in the mix of Advisors, allocated assets of the Partnership and lower average net assets during the three and twelve months ended December 31, 2013, as compared to the corresponding periods in 2012.

Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter, as defined in the respective management agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and twelve months ended December 31, 2013, resulted in an incentive fee accrual of $36,146 and $1,383,573, respectively. Trading performance for the three and twelve months ended December 31, 2012 resulted in an incentive fee accrual of $417,094 and $1,484,213, respectively.

The Partnership pays professional fees, which generally include legal and accounting expenses (including legal and accounting expenses related to the offering). Professional fees for the years ended December 31, 2013 and 2012 were $755,211 and $228,893, respectively.

The Partnership pays other expenses, which generally include certain offering costs and filing, reporting and data processing fees. Other expenses for the years ended December 31, 2013 and 2012 were $112,272 and $380,103, respectively.

The Partnership experienced a net trading gain (before fees and expenses) in 2011 of $12,092,611. Gains were primarily attributed to the Partnership’s/Funds’ trading in energy, U.S. and non-U.S. interest rates, livestock and metals and were partially offset by losses in currencies, grains, indices and softs.

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

In allocating the assets of the Partnership among the Advisors, the General Partner conducts proprietary research on the background of the advisors’ principals, as well as the advisors’ trading styles, strategies and markets traded, expected volatility, trading results (to the extent available) and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time. Each Advisor’s percentage allocation and trading program is described in the “Overview” section of this Item 7.

(d) Off-balance Sheet Arrangements. None.

(e) Contractual Obligations. None.

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

Financial Control Risk — the risk of loss attributable to limitations in financial systems and controls. Strong financial systems and controls ensure that assets are safeguarded, that transactions are executed in accordance with management’s authorization, and that financial information utilized by management and communicated to external parties, including the Partnership’s Class A Redeemable unit and General Partner Class A Unit equivalent holders, creditors, and regulators, is free of material errors.

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

On October 1, 2012, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2012-04 “Technical Corrections and Improvements,” which makes minor technical corrections and clarifications to Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures.” When the FASB issued Statement 157 (codified in ASC 820), it conformed the use of the term “fair value” in certain pre-Codification standards but not others. ASU 2012-04 conforms the term’s use throughout the ASC “to fully reflect the fair value measurement and disclosure requirements” of ASC 820. ASU 2012-04 also amends the requirements that must be met for an investment company to qualify for the exemption from presenting a statement of cash flows. Specifically, it eliminates the requirements that substantially all of an entity’s investments be carried at “market value” and that the investments be highly liquid. Instead, it requires substantially all of the entity’s investments to be carried at “fair value” and classified as Level 1 or Level 2 measurements under ASC 820.

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards, swaps and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available, are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investment in Funds reflects its proportional interest in the Funds. As of and for the years ended December 31, 2013 and 2012, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the years ended December 31, 2013 and 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

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

Materiality as used in this section, “Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Partnership’s/Funds’ market sensitive instruments.

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

The Partnership’s/Funds’ risk exposure in the various market sectors traded by the Advisors is quantified below in terms of Value at Risk. Due to the Partnership’s/Funds’ mark-to-market accounting, any loss in the fair value of the Partnership’s/Funds’ open positions including investments in other partnerships, is directly reflected in the Partnership’s earnings (realized and unrealized) and cash balances. Exchange margin requirements have been used by the Partnership as the measure of its Value at Risk. Margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day intervals. The margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

In the case of market sensitive instruments which are not exchange-traded (almost exclusively currencies in the case of the Partnership/Funds), the margin requirements for the equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, dealers’ margins have been used.

The fair value of the Partnership’s/Funds’ futures and forward contracts does not have any optionality component. However, the Advisors may trade commodity options. The Value at Risk associated with options is reflected in the following tables as the margin requirement attributable to the instrument underlying each option. Where this instrument is a futures contract, the futures margin has been used, and where this instrument is a physical commodity, the futures-equivalent margin has been used. This calculation is conservative in that it assumes that the fair value of an option will decline by the same amount as the fair value of the underlying instrument, whereas, in fact, the fair values of the options traded by the Partnership/Funds in almost all cases fluctuate to a lesser extent than those of the underlying instruments.

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

The Partnership’s and the Fund’s Trading Value at Risk in Different Market Sectors

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

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2013 and 2012. As of December 31, 2013, the Partnership’s total capitalization was $162,121,688.

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$9,798,209	6.04%
Energy	810,779	0.50%
Grains	542,380	0.33%
Indices	6,287,254	3.88%
Interest Rates U.S.	921,670	0.57%
Interest Rates Non-U.S.	1,459,970	0.90%
Livestock	134,659	0.08%
Metals	2,191,744	1.35%
Softs	149,935	0.10%

Total	$22,296,600	13.75%

As of December 31, 2012, the Partnership’s total capitalization was $188,151,946.

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$11,154,011	5.93%
Energy	2,663,392	1.42%
Grains	996,230	0.53%
Indices	5,200,764	2.76%
Interest Rates U.S.	891,739	0.47%
Interest Rates Non-U.S.	2,416,220	1.28%
Livestock	543,496	0.29%
Metals	856,681	0.46%
Softs	582,880	0.31%

Total	$25,305,413	13.45%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments in the Funds by market category as of December 31, 2013 and December 31, 2012, the highest and lowest value at any point and the average value during the years. All open position trading risk exposures have been included in calculating the figures set forth below. As of December 31, 2013, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

December 31, 2013

Market Sector	Value at Risk	Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$2,730,072	1.69%	$3,330,421	$32,900	$579,457
Energy	391,078	0.24%	391,078	77,616	53,533
Grains	585,692	0.36%	621,898	242,632	94,657
Indices	2,547,873	1.57%	3,758,951	676,026	2,060,613
Interest Rates U.S.	263,677	0.16%	502,502	1,100	171,295
Interest Rates Non-U.S.	937,148	0.58%	1,366,132	64,294	675,932
Livestock	20,959	0.01%	39,150	4,050	4,078
Metals	156,585	0.10%	314,264	76,423	50,138
Softs	174,900	0.11%	207,625	1,705	28,951

Total	$7,807,984	4.82%

*	Annual average of month-end Value at Risk.

As of December 31, 2012, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

December 31, 2012

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$234,064	0.12%	$760,446	$4,500	$316,276
Energy	15,300	0.01%	476,550	5,000	128,214
Grains	18,000	0.01%	734,800	7,000	241,822
Indices	1,593,295	0.85%	2,451,888	10,500	347,016
Interest Rates U.S.	332,440	0.18%	1,178,570	1,800	331,615
Interest Rates Non-U.S.	637,674	0.34%	2,066,835	23,027	774,939
Livestock	3,000	0.00%**	26,050	1,800	2,000
Metals	60,750	0.03%	1,641,692	20,250	318,143
Softs	4,500	0.00%**	694,183	1,450	17,267

Total	$2,899,023	1.54%

*	Annual average of month-end Value at Risk.
**	Due to rounding.

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

As of December 31, 2013, PGR Master’s (prior to its redemptions) total capitalization was $10,759,375. The Partnership owned approximately 58.2% of PGR Master. As of December 31, 2013, PGR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to PGR for trading) was as follows:

December 31, 2013

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$251,435	2.34%	$731,638	$171,887	$422,291
Energy	114,238	1.06%	825,250	58,419	355,521
Grains	159,794	1.48%	363,285	94,025	251,672
Indices	800,050	7.44%	3,659,039	800,050	2,263,556
Interest Rates U.S.	119,982	1.12%	474,150	54,992	197,251
Interest Rates Non -U.S.	280,646	2.61%	1,727,471	248,116	767,408
Livestock	4,050	0.04%	24,000	1,000	9,942
Metals	260,728	2.42%	1,299,200	203,450	585,994
Softs	89,691	0.83%	274,063	86,559	193,899

Total	$2,080,614	19.34%

*	Annual average month-end Value at Risk.

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

As of December 31, 2013, Blackwater Master’s total capitalization was $63,325,773. The Partnership owned approximately 38.8% of Blackwater Master. As of December 31, 2013, Blackwater Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Blackwater for trading) was as follows:

December 31, 2013

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,840,305	2.91%	$4,682,024	$288,643	$1,519,891
Energy	494,616	0.78%	2,022,000	56,625	831,779
Grains	738,262	1.17%	1,421,500	194,600	630,543
Indices	2,912,606	4.60%	4,710,210	1,221,043	3,016,332
Interest Rates U.S.	655,463	1.03%	655,463	20,900	231,447
Interest Rates Non -U.S.	1,412,783	2.23%	1,674,803	186,215	928,368
Livestock	314,888	0.50%	401,963	15,000	154,801
Metals	1,722,627	2.72%	2,838,178	56,320	998,173

Total	$10,091,550	15.94%

*	Annual average month-end Value at Risk.

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

As of December 31, 2013, Cambridge Master’s total capitalization was $37,521,384. The Partnership owned approximately 69.9% of Cambridge Master. As of December 31, 2013, Cambridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Cambridge for trading) was as follows:

December 31, 2013

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$7,040,583	18.76%	$18,193,109	$3,957,766	$9,986,113

Total	$7,040,583	18.76%

*	Annual average month-end Value at Risk.

As of December 31, 2012, Cambridge Master’s total capitalization was $14,340,886. The Partnership owned approximately 51.8% of Cambridge Master. As of December 31, 2012, Cambridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Cambridge for trading) was as follows:

December 31, 2012

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,597,099	11.14%	$1,822,106	$511,540	$1,597,099

Total	$1,597,099	11.14%

*	For the period September 1, 2012 (commencement of trading operations) to December 31, 2012 average of month-end Value at Risk.

As of December 31, 2013 Principle Master’s total capitalization was $18,598,818. The Partnership owned approximately 100% of Principle Master. As of December 31, 2013, Principle Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Principle for trading) was as follows:

December 31, 2013

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$398,432	2.14%	$1,798,212	$102,921	$524,211

Total	$398,432	2.14%

*	For the period March 1, 2013 (commencement of trading operations) to December 31, 2013 average of month-end Value at Risk.

As of December 31, 2013 Willowbridge Master’s total capitalization was $88,383,660. The Partnership owned approximately 15.2% of Willowbridge Master. As of December 31, 2013, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership assets allocated to Principle for trading) was as follows:

December 31, 2013

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$3,210,939	3.63%	$4,945,148	$148,500	$1,861,929
Energy	726,752	0.82%	2,264,273	46,200	424,936
Indices	684,033	0.77%	6,842,689	21,635	594,408
Interest Rates U.S.	537,550	0.61%	3,564,310	8,280	911,307
Interest Rates Non-U.S.	289,287	0.33%	1,216,176	2,178	337,625

Total	$5,448,561	6.16%

*	Annual average month-end Value at Risk.

As of December 31, 2013 SECOR Master’s total capitalization was $15,383,092. The Partnership owned approximately 100.0% of SECOR Master. As of December 31, 2013, SECOR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Principle for trading) was as follows:

December 31, 2013

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$3,373,250	21.93%	$4,555,067	$1,975,945	$3,259,540
Energy	43,483	0.28%	296,065	43,483	116,140
Grains	162,934	1.06%	336,232	162,934	236,096
Indices	2,185,611	14.21%	3,225,557	573,272	1,544,256
Interest Rates U.S.	463,563	3.01%	538,858	19,995	370,398
Interest Rates Non-U.S.	622,292	4.04%	923,051	164,929	507,120
Livestock	10,125	0.07%	75,094	10,125	40,973
Metals	901,096	5.86%	901,096	314,456	576,001
Softs	97,735	0.64%	199,540	81,070	131,615

Total	$7,860,089	51.10%

*	For the period August 1, 2013 (commencement of trading operations) to December 31, 2013 average of month-end Value at Risk.

As of December 31, 2013 300 North Master’s total capitalization was $24,373,489. The Partnership owned approximately 100.0% of 300 North Master. As of December 31, 2013, 300 North Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Principle for trading) was as follows:

December 31, 2013

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$155,155	0.64%	$169,884	$39,270	$77,918
Indices	2,401,950	9.85%	4,213,547	247,642	958,552
Interest Rates U.S.	52,250	0.21%	82,500	16,500	28,725
Interest Rates Non-U.S.	82,211	0.34%	146,460	13,282	56,512
Metals	470,525	1.93%	633,600	42,350	165,643

Total	$3,162,091	12.97%

*	For the period March 1, 2013 (commencement of trading operations) to December 31, 2013 average of month-end Value at Risk.

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Partnership/Funds is typically many times the applicable margin requirement (margin requirements generally range between 1% and 15% of contract face value, although an exchange may increase margin requirements on short notice) as well as many times the capitalization of the Partnership/Funds. The magnitude of the Partnership’s/Funds’ open positions creates a “risk of ruin” not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Partnership/Funds to incur severe losses over a short period of time. The foregoing Value at Risk tables — as well as the past performance of the Partnership/Funds — give no indication of this “risk of ruin.”

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

The following were the primary trading risk exposures of the Partnership as of December 31, 2013 by market sector.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership/Funds as of December 31, 2013.

Foreign Currency Balances. The Partnership’s/Funds’ primary foreign currency balances are in China Renminbi, Euro and Japanese Yen. The Advisors regularly convert foreign currency balances to dollars in an attempt to control the Partnership’s/Funds’ non-trading risk.

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

Item 8. Financial Statements and Supplementary Data.

EMERGING CTA PORTFOLIO L.P.

The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm, for the years ended December 31, 2013, 2012, and 2011; Statements of Financial Condition at December 31, 2013 and 2012; Condensed Schedules of Investments at December 31, 2013 and 2012; Statements of Income and Expenses for the years ended December 31, 2013, 2012, and 2011; Statements of Changes in Partners’ Capital for the years ended December 31, 2013, 2012, and 2011; and Notes to Financial Statements. Additional financial information has been filed as Exhibits to this Form 10-K.

To the Limited Partners of

Emerging CTA Portfolio L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Alper Daglioglu
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

The management of Emerging CTA Portfolio L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2013 based on the criteria referred to above.

Alper Daglioglu	Alice Lonero
President and Director	Chief Financial Officer
Ceres Managed Futures LLC	Ceres Managed Futures LLC
General Partner,	General Partner,
Emerging CTA Portfolio L.P.	Emerging CTA Portfolio L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Emerging CTA Portfolio L.P.:

We have audited the accompanying statements of financial condition of Emerging CTA Portfolio L.P. (the “Partnership”), including the condensed schedules of investments, as of December 31, 2013 and 2012, and the related statements of income and expenses and changes in partners’ capital for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Emerging CTA Portfolio L.P.as of December 31, 2013 and 2012, and the results of its operations and changes in its partners’ capital for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 25, 2014

Emerging CTA Portfolio L.P.

Statements of Financial Condition

December 31, 2013 and 2012

	2013	2012
Assets:
Investment in Funds, at fair value (Note 5)	$123,486,175	$131,261,488
Redemptions receivable from Funds	14,986,312	—
Equity in trading account:
Cash (Note 3c)	24,966,156	62,988,555
Cash margin (Note 3c)	4,901,267	3,174,233
Net unrealized appreciation on open futures contracts	634,229	122,799
Options purchased, at fair value (cost $1,372,875 and $55,125 at December 31, 2013 and 2012, respectively)	1,278,375	57,300

Total trading equity	170,252,514	197,604,375
Interest receivable (Note 3c)	333	3,434

Total assets	$170,252,847	$197,607,809

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$—	$32,519
Options premium received, at fair value (premium $517,125 and $24,375 at December 31, 2013 and December 31, 2012, respectively)	322,350	22,500
Accrued expenses:
Ongoing selling agent fees (Note 3c)	495,616	576,196
Management fees (Note 3b)	179,798	221,178
Administrative fees (Note 3a)	70,741	82,013
Incentive fees (Notes 3a and 3b)	12,209	462,663
Clearing fees due to MS & Co.	5,003	—
Professional fees	106,826	109,673
Other	40,971	34,732
Redemptions payable (Note 6)	6,897,645	7,914,389

Total liabilities	8,131,159	9,455,863

Partners’ Capital: (Notes 1 and 6)
General Partner, Class A, 1,512.9756 and 1,655.9756 unit equivalents outstanding at December 31, 2013 and 2012, respectively	2,043,122	2,251,812
Limited Partners, Class A, 118,541.4712 and 136,710.3302 Redeemable Units outstanding at December 31, 2013 and 2012, respectively	160,078,566	185,900,134

Total partners’ capital	162,121,688	188,151,946

Total liabilities and partners’ capital	$170,252,847	$197,607,809

Net asset value per unit, Class A	$1,350.40	$1,359.81

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.

Condensed Schedule of Investments

December 31, 2013

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	57	$23,033	0.01%
Grains	68	(62,003)	(0.04)
Indices	232	539,634	0.33
Interest Rates Non-U.S.	170	(68,531)	(0.04)
Interest Rates U.S.	298	(201,662)	(0.12)
Livestock	15	(3,570)	(0.00)*
Metals	10	21,662	0.01
Softs	46	54,350	0.04

Total futures contracts purchased		302,913	0.19

Futures Contracts Sold
Grains	281	329,286	0.20
Indices	603	(344,629)	(0.21)
Interest Rates Non-U.S.	243	245,199	0.15
Interest Rates U.S.	17	6,242	0.00 *
Livestock	9	(100)	(0.00)*
Metals	17	30,720	0.02
Softs	163	64,598	0.04

Total futures contracts sold		331,316	0.20

Options Purchased
Call
Energy	500	1,278,375	0.79

Total options purchased		1,278,375	0.79

Options Premium Received
Call
Energy	500	(322,350)	(0.20)

Total options premium received		(322,350)	(0.20)

Investment in Funds
Blackwater Master Fund L.P.		24,550,063	15.14
Secor Master Fund L.P.		15,383,266	9.49
Cambridge Master Fund L.P.		26,222,525	16.17
CMF Willowbridge Master Fund L.P.		14,357,559	8.86
300 North Capital Master Fund L.P.		24,373,736	15.04
Principle Master Fund L.P.		18,599,026	11.47

Total investment in Funds		123,486,175	76.17

Net fair value		$125,076,429	77.15%

* Due to rounding

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.

Condensed Schedule of Investments

December 31, 2012

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	97	$(33,875)	(0.02)%
Energy	3	480	0.00	*
Grains	9	2,700	0.00	*
Indices	266	94,268	0.05
Interest Rates Non-U.S.	234	84,333	0.05
Interest Rates U.S.	720	(42,250)	(0.02	)*
Livestock	3	(1,140)	(0.00	)*
Metals	9	2,370	0.00	*
Softs	3	4,545	0.00	*

Total futures contracts purchased		111,431	0.06

Futures Contracts Sold
Currencies	70	26,979	0.01
Indices	170	2,110	0.00	*
Interest Rates Non-U.S.	140	(31,283)	(0.01)
Interest Rates U.S.	22	13,562	0.01

Total futures contracts sold		11,368	0.01

Unrealized Appreciation on Forward Contracts
Metals	6	11,069	0.00	*

Total unrealized appreciation on forward contracts		11,069	0.00	*

Unrealized Depreciation on Forward Contracts
Metals	10	(43,588)	(0.02)

Total unrealized depreciation on forward contracts		(43,588)	(0.02)

Options Purchased
Puts
Indices	60	57,300	0.03

Total options purchased		57,300	0.03

Options premium received
Puts
Indices	60	(22,500)	(0.01)

Total options premium received		(22,500)	(0.01)

Investment in Funds
Waypoint Master Fund L.P.		10,138,039	5.39
Blackwater Master Fund L.P.		33,659,106	17.89
PGR Master Fund L.P.		28,960,322	15.39
JEM Master Fund L.P.		33,788,666	17.96
CMF Cirrus Master Fund L.P.		17,294,932	9.19
Cambridge Master Fund L.P.		7,420,423	3.94

Total investment in Funds		131,261,488	69.76

Net fair value		$131,386,568	69.83%

* Due to rounding.

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.

Statements of Income and Expenses

for the years ended December 31, 2013, 2012 and 2011

	2013	2012	2011
Investment Income:
Interest income (Note 3c)	$9,127	$34,207	$19,229
Interest income from investment in Funds (Note 3c)	56,478	94,155	45,514

Total investment income	65,605	128,362	64,743

Expenses:
Ongoing selling agent fees (Note 3c)	6,341,028	7,356,323	7,145,405
Clearing fees (Note 3c)	1,525,553	1,531,382	1,293,189
Management fees (Note 3b)	2,553,156	2,961,015	3,354,074
Administrative fees (Note 3a)	902,492	1,047,102	1,017,224
Incentive fees (Notes 3a and 3b)	1,383,573	1,484,213	2,436,418
Professional fees	755,211	228,893	566,639
Other	112,272	380,103	72,124

Total expenses	13,573,285	14,989,031	15,885,073

Net investment income (loss)	(13,507,680)	(14,860,669)	(15,820,330)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in Funds:
Net realized gains (losses) on closed contracts	(2,077,402)	6,223,065	7,733,451
Net realized gains (losses) investment in Funds	14,218,357	(11,202,800)	9,771,811
Change in net unrealized gains (losses) on open contracts	640,174	69,935	(1,557,435)
Change in net unrealized gains (losses) on investment in Funds	(595,800)	5,928,626	(3,855,216)

Total trading results	12,185,329	1,018,826	12,092,611

Net income (loss)	$(1,322,351)	$(13,841,843)	$(3,727,719)

Net income (loss) per unit (Note 7)*	$(9.41)	$(90.03)	$(29.76)

Weighted average units outstanding	132,268.9604	150,888.1836	137,885.2498

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.

Statements of Changes in Partners’ Capital

for the years ended December 31, 2013, 2012 and 2011

	Limited Partners	General Partner	Total
Partners’ Capital at December 31, 2010	$181,598,269	$1,927,332	$183,525,601
Net income (loss)	(3,686,608)	(41,111)	(3,727,719)
Subscriptions of 36,244.7785 Redeemable Units and 136.3280 General Partner Unit Equivalents	52,906,261	200,000	53,106,261
Redemptions of 19,056.6380 Redeemable Units	(27,952,072)	—	(27,952,072)

Partners’ Capital at December 31, 2011	202,865,850	2,086,221	204,952,071
Net income (loss)	(13,707,434)	(134,409)	(13,841,843)
Subscriptions of 30,140.7402 Redeemable Units and 217.0440 General Partner Unit Equivalents	42,474,029	300,000	42,774,029
Redemptions of 33,353.2694 Redeemable Units	(45,732,311)	—	(45,732,311)

Partners’ Capital at December 31, 2012	185,900,134	2,251,812	188,151,946
Net income (loss)	(1,314,360)	(7,991)	(1,322,351)
Subscriptions of 14,027.6290 Redeemable Units	19,089,652	—	19,089,652
Redemptions of 32,196.4880 Redeemable Units and 143.0000 General Partner Unit Equivalents	(43,596,860)	(200,699)	(43,797,559)

Partners’ Capital at December 31, 2013	$160,078,566	$2,043,122	$162,121,688

Net asset value per unit, Class A:

2011:	$1,449.84

2012:	$1,359.81

2013:	$1,350.40

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

December 31, 2013

1.	Partnership Organization:

Emerging CTA Portfolio L.P. (the “Partnership”) is a limited partnership that was organized on July 7, 2003 under the partnership laws of the State of New York. The objective of the Partnership is to achieve capital appreciation through the allocation of assets to early-stage commodity trading advisors which engage, directly and indirectly, in speculative trading of a diversified portfolio of commodity interests, including futures, options on futures, forwards, options on forwards, spot and swap contracts, cash commodities and any other rights or interest pertaining thereto including interest in commodity pools. The sectors traded include currencies, livestock, energy, grains, metals, indices, lumber, softs, and U.S. and non-U.S. interest rates and forward foreign currency contracts. The Partnership directly and through its investment in the Funds (as defined in Note 5, “Investment in Funds”) may trade futures, forwards and option contracts of any kind. The commodity interests that are traded by the Partnership and the Funds are volatile and involve a high degree of market risk.

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange and Morgan Stanley is engaged in various financial businesses. Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest in MSSB Holdings and Citigroup Inc. indirectly owned a minority equity interest in MSSB Holdings. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc. As of December 31, 2013, all trading decisions for the Partnership are made by the Advisors (as defined below).

During the period covered by this report the Partnership’s commodity brokers were Morgan Stanley and Co. LLC (“MS&Co.”) and Citigroup Global Markets Inc, (“CGM”).

As of September 1, 2011, the Partnership began offering three classes of limited partnership interests: Class A units, Class D units and Class Z units; each will be referred to as a “Class” and collectively referred to as the “Classes”. All Redeemable Units issued prior to September 1, 2011 were deemed “Class A units.” The rights, liabilities, risks, and fees associated with investment in the Class A units were not changed. Class A units and Class D units are available to taxable U.S. individuals and institutions, as well as U.S. tax exempt individuals and institutions. Class Z units will be offered to certain employees of Morgan Stanley Wealth Management and its affiliates (and their family members). The Class of units that a limited partner of the Partnership (each a “Limited Partner”) receives upon subscription will generally depend upon the amount invested in the Partnership or the status of the Limited Partner, although the General Partner may determine to offer units to investors at its discretion. As of December 31, 2013, there are no Redeemable Units outstanding in Class D or Class Z.

As of December 31, 2013, all trading decisions were made for the Partnership by its trading advisors (the “Advisors”) either directly, through individually managed accounts, or indirectly, through investments in other collective investment vehicles. Blackwater Capital Management, LLC, PGR Capital LLP, Willowbridge Associates Inc., SECOR Capital Advisors, LP, 300 North Capital

Emerging CTA Portfolio L.P.

Notes to Financial Statements

December 31, 2013

Management LLC, Cambridge Strategy Asset Management Limited and Principle Capital Management, LLC have been selected by the General Partner as the major commodity trading advisors. In addition, the General Partner has allocated the Partnership’s assets to additional non-major trading advisors (i.e. commodity trading advisors intended to be allocated less than 10% of the Partnership’s assets). Information about advisors allocated less than 10% of the Partnership’s assets may not be disclosed. The General Partner may allocate less than 10% of the Partnership’s assets to a new trading advisor or another trading program of a current Advisor. The Advisors are not affiliated with one another, are not affiliated with the General Partner, CGM or MS&Co. and are not responsible for the organization or operation of the Partnership.

The General Partner and each Limited Partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no Limited Partner may be liable for obligations of the Partnership in excess of its capital contribution and profits if any, net of distributions and losses, if any.

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

Emerging CTA Portfolio L.P.

Notes to Financial Statements

December 31, 2013

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

On October 1, 2012, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2012-04 “Technical Corrections and Improvements,” which makes minor technical corrections and clarifications to Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures.” When the FASB issued Statement 157 (codified in ASC 820), it conformed the use of the term “fair value” in certain pre-Codification standards but not others. ASU 2012-04 conforms the term’s use throughout the ASC “to fully reflect the fair value measurement and disclosure requirements” of ASC 820. ASU 2012-04 also amends the requirements that must be met for an investment company to qualify for the exemption from presenting a statement of cash flows. Specifically, it eliminates the requirements that substantially all of an entity’s investments be carried at “market value” and that the investments be highly liquid. Instead, it requires substantially all of the entity’s investments to be carried at “fair value” and classified as Level 1 or Level 2 measurements under ASC 820.

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards, swaps and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the years ended December 31, 2013 and 2012, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the years ended December 31, 2013 and 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

December 31, 2013

	December 31, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Funds	$123,486,175	$—	$123,486,175	$—
Futures	1,432,133	1,432,133	—	—
Options purchased	1,278,375	1,278,375	—	—

Total assets	126,196,683	2,710,508	123,486,175	—

Liabilities
Futures	$797,904	$797,904	$—	$—
Options premium received	322,350	322,350	—	—

Total liabilities	1,120,254	1,120,254	—	—

Net fair value	$125,076,429	$1,590,254	$123,486,175	$—

	December 31, 2012	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Funds	$131,261,488	$—	$131,261,488	$—
Futures	394,689	394,689	—	—
Forwards	11,069	11,069	—	—
Options purchased	57,300	57,300	—	—

Total assets	131,724,546	463,058	131,261,488	—

Liabilities
Futures	$271,890	$271,890	$—	$—
Forwards	43,588	43,588	—	—
Options premium received	22,500	22,500	—	—

Total liabilities	337,978	337,978	—	—

Net fair value	$131,386,568	$125,080	$131,261,488	$—

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

Emerging CTA Portfolio L.P.

Notes to Financial Statements

December 31, 2013

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

Emerging CTA Portfolio L.P.

Notes to Financial Statements

December 31, 2013

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

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2010 through 2013 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

i.	Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and has determined that, other than that described in Note 9 to the financial statements, no events have occurred that require adjustments to or disclosure in the financial statements.

j.	Recent Accounting Pronouncements. In June 2013, the FASB issued ASU 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements.” ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the investment company’s status as an investment company. The amendments are effective for interim and annual reporting periods beginning after December 15, 2013. The Partnership is currently evaluating the impact this pronouncement would have on the financial statements.

k.	Net Income (Loss) per unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 7, “Financial Highlights.”

3.	Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Partnership including selecting one or more advisors to make trading decisions for the Partnership. The Partnership pays the General Partner a monthly administration fee equal to 1/24 of 1% (0.5% per year) of month-end Net Assets. Month-end Net Assets, for the purpose of calculating administrative fees, are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s ongoing selling agent fees, management fees, incentive fee accruals, the General Partner’s administrative fee and any redemptions or distributions as of the end of such month. The Partnership will also pay the General Partner an incentive fee payable annually equal to 5% of the Partnership’s overall New Trading Profits, as defined in the Limited Partnership Agreement, earned in each calendar year. For the years ended December 31, 2013, 2012 and 2011, there were no incentive fees earned by the General Partner.

b.	Management Agreement:

The General Partner, on behalf of the Partnership, entered into management agreements (each, a “Management Agreement”) with the Advisors, each of which is a registered commodity advisor. The Advisors are not affiliated with one another, are not affiliated with the General Partner or CGM/MS&Co. and are not responsible for the organization or operation of the Partnership. The Partnership pays the Advisors a monthly management fee ranging from 0.5% to 2% per year of month-end Net Assets allocated to each Advisor. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited

Emerging CTA Portfolio L.P.

Notes to Financial Statements

December 31, 2013

Partnership Agreement, prior to the reduction of the current month’s management fees, incentive fee accruals, the General Partner’s administrative fee, ongoing selling agent fee, and any redemptions or distributions as of the end of such month. Each Management Agreement may be terminated upon notice by either party.

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

c.	Customer Agreement/Selling Agent Agreement:

Prior to and during the third quarter of 2013, the Partnership was party to a Customer Agreement with CGM (the “CGM Customer Agreement”). During the third quarter of 2013, the Partnership entered into a Customer Agreement with MS&Co. (the “MS&Co. Customer Agreement”) and during the fourth quarter of 2013, the Partnership entered into a Selling Agent Agreement with Morgan Stanley Smith Barney LLC, doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”) (the “Selling Agreement”). The Partnership has terminated the CGM Customer Agreement.

Under the CGM Customer Agreement, the Partnership paid CGM a monthly brokerage fee equal to 7/24 of 1% (3.5% per year) of month-end Net Assets, in lieu of brokerage fees on a per trade basis. Month-end Net Assets, for the purpose of calculating brokerage fees were Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s brokerage fees, incentive fee accruals, the monthly management fees, the General Partner’s administrative fee and other expenses and any redemptions or distributions as of the end of such month. The Partnership paid for exchange, service, clearing, user, give-up, floor brokerage and National Futures Association (“NFA”) fees (collectively the “CGM clearing fees”) directly and through its investment in the Funds. CGM clearing fees were allocated to the Partnership based on its proportionate share of each Fund. During the term of the CGM Customer Agreement, all of the Partnership’s assets that were not held in the Funds’ accounts at CGM were deposited in the Partnership’s account at CGM. The Partnership’s cash was deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2012, the amount of cash held for margin requirements was $3,174,233. CGM paid the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing 30 days from the date on which such weekly rate is determined.

Under the MS&Co. Customer Agreement and the foreign exchange brokerage account agreement (described in Note 4, “Trading Activities”), the Partnership will pay trading fees for the clearing and, where applicable, execution of transactions, as well as exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively the “MS&Co. clearing fees” and

Emerging CTA Portfolio L.P.

Notes to Financial Statements

December 31, 2013

together with the CGM clearing fees, the “clearing fees”) directly and through its investment in the Funds. MS&Co. clearing fees are allocated to the Partnership based on its proportionate share of each Fund. Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. All of the Partnership’s assets not held in the Funds’ accounts at MS&Co. are deposited in the Partnership’s account at MS&Co. The Partnership’s cash is deposited by MS&Co. in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2013, the amount of cash held for margin requirements was $4,901,267. MS&Co. has agreed to pay the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account at the rate equal to the monthly average of the 4-Week U.S. Treasury bill discount rate. The Customer Agreement may generally be terminated upon notice by either party.

Under the Selling Agreement with Morgan Stanley Wealth Management, the Partnership will pay Morgan Stanley Wealth Management a monthly ongoing selling agent fee equal to (i) 7/24 of 1% (3.5% per year) of month-end Net Assets for Class A units, (ii) 5/48 of 1% (1.25% per year) of month-end Net Assets for Class D units and (iii) 1/24 of 1% (0.50% per year) of month-end Net Assets for Class Z units. Morgan Stanley Wealth Management will pay a portion of its ongoing selling agent fees to other properly licensed and/or registered selling agents and to financial advisors who have sold Redeemable Units. Month-end Net Assets, for the purpose of calculating ongoing selling agent fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s ongoing selling agent fees, incentive fee accruals, the monthly management fees, the General Partner’s administrative fee and other expenses and any redemptions or distributions as of the end of such month.

Certain prior year amounts have been reclassified to conform to current year presentation. Amounts reported separately on the Statements of Income and Expenses as ongoing selling agent fees and clearing fees were previously combined and presented as brokerage fees, including clearing fees.

4.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses.

During the second quarter of 2013, Cambridge Master Fund, L.P. (“Cambridge Master”) entered into a foreign exchange brokerage account agreement with MS&Co and commenced foreign exchange trading through an account at MS&Co. on or about May 1, 2013. During the third quarter of 2013, CMF Willowbridge Master Fund L.P. (“Willowbridge Master”), Cambridge Master and Principle Master Fund L.P. (“Principle Master”) entered into a futures brokerage account agreement with MS&Co. Willowbridge Master, Cambridge Master and Principle Master commenced futures trading through accounts at MS&Co. on or about July 29, 2013, September 1, 2013 and September 27, 2013, respectively. SECOR Master Fund L.P continues to be a party to a futures brokerage account agreement with MS&Co. During the fourth quarter of 2013, 300 North Capital Master Fund L.P. and Blackwater Master Fund L.P. entered in a futures account agreement with MS&Co. and commenced trading through accounts at MS&Co. on or about October 2, 2013 and October 3, 2013, respectively.

The MS&Co. Customer Agreement with the Partnership and the Funds gives, and the CGM Customer Agreement with the Partnership and the Customer Agreement between the Funds and CGM

Emerging CTA Portfolio L.P.

Notes to Financial Statements

December 31, 2013

gave the Partnership and the Funds, respectively the legal right to net unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition. The Partnership and the Funds net, for financial reporting purposes, the unrealized gains and losses on open futures and open forward contracts on the Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” have been met.

All of the commodity interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded during the years ended December 31, 2013 and 2012, were 1,687 and 3,066, respectively. The monthly average number of metals forward contracts traded during the years ended December 31, 2013 and 2012, were 9 and 11, respectively. The monthly average number of option contracts traded during the years ended December 31, 2013 and 2012, were 13 and 545, respectively. The monthly average notional values of currency forward contracts held directly by the Partnership during the years ended December 31, 2013 and 2012, were $451 and $15,652,720, respectively.

Brokerage fees were calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and were affected by trading performance, subscriptions and redemptions. Trading and transaction fees are based on the number of trades executed by the Advisors for the Funds.

On January 1, 2013, the Partnership adopted ASU 2011-11, “Disclosure about Offsetting Assets and Liabilities” and ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 created a new disclosure requirement about the nature of an entity’s rights to setoff and the related arrangements associated with its financial instruments and derivative instruments, while ASU 2013-01 clarified the types of instruments and transactions that are subject to the offsetting disclosure requirements established by ASU 2011-11. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial condition and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of these disclosures is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards. The new guidance did not have a significant impact on the Partnership’s financial statements.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

December 31, 2013

The following tables summarize the valuation of the Partnership’s investments as of December 31, 2013 and 2012, respectively.

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts not Offset in the Statements of Financial Condition
December 31, 2013				Financial Instruments	Cash Collateral Received	Net Amount
Assets
Futures	$1,432,133	$(797,904)	$634,229	$—	$—	$634,229
Options purchased	1,278,375	—	1,278,375	(322,350)	—	956,025

Total Assets	2,710,508	(797,904)	1,912,604	(322,350)	—	1,590,254

Liabilities
Futures	$(797,904)	$797,904	$—	$—	$—	$—
Options premium received	(322,350)	—	(322,350)	322,350	—	—

Total Liabilities	(1,120,254)	797,904	(322,350)	322,350	—	—

Net fair value						$1,590,254

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts not Offset in the Statements of Financial Condition
December 31, 2012				Financial Instruments	Cash Collateral Received	Net Amount
Assets
Futures	$394,689	$(271,890)	$122,799	$—	$—	$122,799
Forwards	11,069	(11,069)	—	—	—	—
Options purchased	57,300	—	57,300	(22,500)	—	34,800

Total Assets	463,058	(282,959)	180,099	(22,500)	—	157,599

Liabilities
Futures	$(271,890)	$271,890	$—	$—	$—	$—
Forwards	(43,588)	11,069	(32,519)	—	—	(32,519)
Options premium received	(22,500)	—	(22,500)	22,500	—	—

Total Liabilities	(337,978)	282,959	(55,019)	22,500	—	(32,519)

Net fair value						$125,080

Emerging CTA Portfolio L.P.

Notes to Financial Statements

December 31, 2013

The following tables indicate the gross fair values of derivative instruments of futures, forwards and option contracts as separate assets and liabilities as of December 31, 2013 and 2012.

	December 31, 2013
Assets
Futures Contracts
Energy	$47,952
Grains	330,270
Indices	581,789
Interest Rates Non-U.S.	281,256
Interest Rates U.S.	6,242
Livestock	380
Metals	54,812
Softs	129,432

Total unrealized appreciation on open futures contracts	$1,432,133

Liabilities
Futures Contracts
Energy	$(24,919)
Grains	(62,987)
Indices	(386,784)
Interest Rates Non-U.S.	(104,588)
Interest Rates U.S.	(201,662)
Livestock	(4,050)
Metals	(2,430)
Softs	(10,484)

Total unrealized depreciation on open futures contracts	$(797,904)

Net unrealized appreciation on open futures contracts	$634,229	*

Assets
Options purchased
Energy	$1,278,375

Total options purchased	$1,278,375	**

Liabilities
Options premium received
Energy	$(322,350)

Total options premium received	$(322,350	)***

*	This amount is included in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.
**	This amount is included in “Options purchased, at fair value” on the Statements of Financial Condition.
***	This amount is included in “Options premium received, at fair value” on the Statements of Financial Condition.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

December 31, 2013

December 31, 2012
Assets
Futures Contracts
Currencies	$54,740
Energy	480
Grains	2,700
Indices	193,392
Interest Rates Non-U.S.	103,150
Interest Rates U.S.	33,312
Metals	2,370
Softs	4,545

Total unrealized appreciation on open futures contracts	$394,689

Liabilities
Futures Contracts
Currencies	$(61,636)
Indices	(97,014)
Interest Rates Non-U.S.	(50,100)
Interest Rates U.S.	(62,000)
Livestock	(1,140)

Total unrealized depreciation on open futures contracts	$(271,890)

Net unrealized appreciation on open futures contracts	$122,799 *

Assets
Forward Contracts
Metals	$11,069

Total unrealized appreciation on open forward contracts	$11,069

Liabilities
Forward Contracts
Metals	$(43,588)

Total unrealized depreciation on open forward contracts	$(43,588)

Net unrealized depreciation on open forward contracts	$(32,519)**

*	This amount is included in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

**	This amount is included in “Net unrealized depreciation on open forward contracts” on the Statements of Financial Condition.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

December 31, 2013

	December 31, 2012
Assets
Options purchased
Indices	$57,300

Total options purchased	$57,300	***

Liabilities
Options premium received
Indices	$(22,500)

Total options premium received	$(22,500	)****

***	This amount is included in “Options purchased, at fair value” on the Statements of Financial Condition.

****	This amount is included in “Options premium received, at fair value” on the Statements of Financial Condition.

The following tables indicate the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the years ended December 31, 2013, 2012 and 2011.

Sector	2013		2012		2011
Currencies	$2,165,089		$1,296,458		$(1,802,232)
Energy	225,138		258,861		(443,514)
Grains	289,656		2,119,855		153,122
Indices	(2,209,907)		(21,282)		(1,183,065)
Interest Rates U.S.	(356,180)		2,220,827		3,518,566
Interest Rates Non-U.S.	(1,367,665)		213,705		2,198,642
Livestock	(35,540)		(9,440)		53,933
Metals	(282,838)		413,651		3,530,746
Softs	135,019		(199,635)		149,818

Total	$(1,437,228	)*****	$6,293,000	*****	$6,176,016	*****

*****	This amount is included in “Total trading results” on the Statements of Income and Expenses.

5.	Investment in Funds:

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

On March 1, 2010, the assets allocated to Waypoint Capital Management LLC for trading were invested in Waypoint Master Fund L.P. (“Waypoint Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 26,581.6800 units of Waypoint Master with cash equal to $26,581,680. The Partnership fully redeemed its investment in Waypoint Master on November 30, 2013 for cash equal to $4,378,673.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

December 31, 2013

On November 1, 2010, the assets allocated to PGR Capital LLP (“PGR”) for trading were invested in PGR Master Fund L.P. (“PGR Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership invested in PGR Master with cash equal to $14,913,029. The Partnership fully redeemed its investment in PGR Master on December 31, 2013 for cash equal to $14,986,312.

On November 1, 2010, the assets allocated to Blackwater Capital Management LLC (“Blackwater”) for trading were invested in Blackwater Master Fund L.P. (“Blackwater Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership invested in Blackwater Master with cash equal to $15,674,694. Blackwater Master was formed to permit accounts managed by Blackwater using the Blackwater Global Program, a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of Blackwater Master. Individual and pooled accounts currently managed by Blackwater, including the Partnership, are permitted to be limited partners of Blackwater Master. The General Partner and Blackwater believe that trading through this structure should promote efficiency and economy in the trading process.

On January 1, 2011, the assets allocated to J E Moody & Company LLC (“J E Moody”) for trading were invested in JEM Master Fund L.P. (“JEM Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased 19,624.4798 units of JEM Master with cash equal to $19,624,480. The Partnership fully redeemed its investment in JEM Master on October 31, 2013 for cash equal to $4,400,957.

On January 1, 2011, the assets allocated to Cirrus Capital Management LLC (“Cirrus”) for trading were invested in CMF Cirrus Master Fund L.P. (“Cirrus Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased 22,270.9106 units of Cirrus Master with cash equal to $22,270,911. The Partnership fully redeemed its investment in Cirrus Master on August 31, 2013 for cash equal to $9,645,872.

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

On September 1, 2012, the assets allocated to Cambridge Strategy (Asset Management) Limited (“Cambridge”) for trading were invested in Cambridge Master Fund L.P. (“Cambridge Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership invested in Cambridge Master with cash equal to $3,000,000. Cambridge Master was formed to permit accounts managed by Cambridge using the Asian Markets Alpha Programme and the Emerging Markets Alpha Programme, each a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of Cambridge Master. Individual and pooled accounts currently managed by Cambridge, including the Partnership, are permitted to be limited partners of Cambridge Master. The General Partner and Cambridge believe that trading through this structure should promote efficiency and economy in the trading process.

Effective January 1, 2013, the assets traded directly by Willowbridge Associates Inc. (“Willowbridge”) using its wPraxis Futures Trading Approach, were invested in CMF Willowbridge Master Fund L.P. (“Willowbridge Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 14,103.3175 units of Willowbridge Master with cash equal to $29,484,306. Willowbridge Master was formed to permit accounts managed by Willowbridge using the wPraxis Futures Trading Approach, a proprietary, discretionary trading system, to invest together in one trading vehicle. The General Partner is also the general partner of

Emerging CTA Portfolio L.P.

Notes to Financial Statements

December 31, 2013

Willowbridge Master. Individual and pooled accounts currently managed by Willowbridge, including the Partnership, are permitted to be limited partners of Willowbridge Master. The General Partner and Willowbridge believe that trading through this structure should promote efficiency and economy in the trading process. The General Partner and Willowbridge agreed that Willowbridge will trade the Partnership’s assets allocated to Willowbridge at a level that is up to 3 times the amount of assets allocated. Effective February 28, 2013, Willowbridge ceased trading the Partnership’s assets using its MStrategy Trading Approach.

On March 1, 2013, the assets allocated to Principle Capital Management, LLC (“Principle”) for trading were invested in Principle Master Fund L.P. (“Principle Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership invested in Principle Master with cash equal to $6,503,661. Principle Master was formed to permit accounts managed by Principle using the Principle Commodity Futures Trading Program, a proprietary, discretionary trading program, to invest together in one trading vehicle. The General Partner is also the general partner of Principle Master. Individual and pooled accounts currently managed by Principle, including the Partnership, are permitted to be limited partners of Principle Master. The General Partner and Principle believe that trading through this structure should promote efficiency and economy in the trading process. The General Partner and Principle agreed that Principle will trade the Partnership’s assets allocated to Principle at a level that is up to 1.5 times the assets allocated.

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

On August 1, 2013, the assets allocated to SECOR Capital Advisors, LP (“SECOR”) for trading were invested in the SECOR Master Fund L.P. (“SECOR Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership invested in SECOR Master with cash equal to $10,000,000. SECOR Master was formed to permit accounts managed by SECOR using a variation of the program traded by SECOR Alpha Master Fund L.P., a proprietary, trading program, to invest together in one trading vehicle. The General Partner is also the general partner of SECOR Master. Individual and pooled account currently managed by SECOR, including the Partnership, are permitted to be limited partners of SECOR Master. The General Partner and SECOR believe that trading through this structure should promote efficiency and economy in the trading process. The General Partner and SECOR agreed that SECOR will trade the Partnership’s assets allocated to SECOR at a level that is up to 1.5 times the amount of assets allocated.

The General Partner is not aware of any material changes to any of the trading programs discussed above during the year ended December 31, 2013.

PGR Master’s, Blackwater Master’s, Willowbridge Master’s, 300 North Master, Principle Master, SECOR Master’s and Cambridge Master’s collectively, (the “Funds”) and the Partnership’s trading of futures, forwards, swaps and options contracts, as applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. During the

Emerging CTA Portfolio L.P.

Notes to Financial Statements

December 31, 2013

reporting period the Funds and the Partnership engaged in such trading through commodity brokerage accounts maintained with CGM and MS&Co as applicable. References herein to “Funds” may also include as relevant, reference to Waypoint Master, JEM Master, Cirrus Master, Altis Master, PGR Master and FL Master.

A limited partner in the Funds may withdraw all or part of their capital contribution and undistributed profits, if any, from the Funds as of the end of any day (the “Redemption Date”) after a request has been made to the General Partner at least three days in advance of the Redemption Date. Such withdrawals are classified as a liability when the limited partner elects to redeem and informs the Funds.

Management, administrative and incentive fees are charged at the Partnership level. All clearing fees are borne by the Partnership directly and indirectly through its investment in the Funds. All other fees are charged at the Partnership level.

At December 31, 2013, the partnership had approximately 58.2% of PGR Master (prior to its redemption on December 31, 2013), 38.8% of Blackwater Master, 15.2% of Willowbridge Master, 100% of 300 North Master, 100% of Principle Master, 100% of SECOR Master and 69.9% of Cambridge Master. At December 31, 2012, the Partnership had approximately 44.9% of Waypoint Master, 41.1% of Blackwater Master, 73.5% of PGR Master, 71.2% of JEM Master, 83.6% of Cirrus Master and 51.8% of Cambridge Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same and the redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and capital of the Funds is shown in the following tables:

	December 31, 2013
	Total Assets	Total Liabilities	Total Capital
Blackwater Master	$63,936,601	$610,828	$63,325,773
PGR Master	25,764,457	15,005,082	10,759,375
SECOR Master	15,463,167	80,075	15,383,092
Cambridge Master	37,549,964	28,580	37,521,384
Willowbridge Master	95,699,725	7,316,065	88,383,660
300 North Master	24,407,958	34,469	24,373,489
Principle Master	18,952,159	353,341	18,598,818

Total	$281,774,031	$23,428,440	$258,345,591

	December 31, 2012
	Total Assets	Total Liabilities	Total Capital
Waypoint Master	$22,633,645	$70,047	$22,563,598
Blackwater Master	82,996,036	1,069,352	81,926,684
PGR Master	39,466,549	72,252	39,394,297
JEM Master	47,528,791	70,293	47,458,498
Cirrus Master	20,742,891	57,098	20,685,793
Cambridge Master	14,372,049	31,163	14,340,886

Total	$227,739,961	$1,370,205	$226,369,756

Emerging CTA Portfolio L.P.

Notes to Financial Statements

December 31, 2013

Summarized information reflecting the net investment income (loss) from trading, total trading results and net income (loss) of the Funds is shown in the following tables.

	For the year ended December 31, 2013
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Waypoint Master	(123,834)	(1,241,056)	(1,364,890)
Blackwater Master	(89,483)	886,883	797,400
PGR Master	(134,731)	8,544,764	8,410,033
JEM Master	(1,212,224)	5,953,699	4,741,475
SECOR Master	(172,021)	(165,770)	(337,791)
Cirrus Master	(172,349)	(2,058,250)	(2,230,599)
Cambridge Master	(66,302)	3,166,855	3,100,553
Willowbridge Master	(515,632)	9,268,963	8,753,331
300 North Master	(143,328)	1,856,169	1,712,841
Principle Master	(219,269)	(334,867)	(554,136)

Total	$(2,849,173)	$25,877,390	$23,028,217

	For the year ended December 31, 2012
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Waypoint Master	$(160,620)	$3,670,143	$3,509,523
Blackwater Master	(110,152)	(8,076,139)	(8,183,291)
PGR Master	(126,749)	(8,963,355)	(9,090,104)
JEM Master	(877,444)	4,779,017	3,901,573
Cirrus Master	(113,743)	3,150,705	3,036,962
Cambridge Master	(16,586)	539,604	523,018

Total	$(1,405,294)	$(4,900,025)	$(6,302,319)

Emerging CTA Portfolio L.P.

Notes to Financial Statements

December 31, 2013

Summarized information reflecting the Partnership’s investments in, and the operations of, the Funds is shown in the following tables:

			Income (Loss)			Net Income (Loss)	Investment Objective	Redemptions Permitted
	% of Partnership’s Net Assets	Fair Value		Expenses
Funds				Clearing Fees	Other
For the year ended December 31, 2013
Waypoint Master(a)	—%	$—	$(480,093)	$17,119	$36,261	$(533,473)	Commodity Portfolio	Monthly
Blackwater Master	15.14%	24,550,063	373,442	68,196	33,910	271,336	Commodity Portfolio	Monthly
PGR Master(b)	—%	—	5,973,573	59,864	53,082	5,860,627	Commodity Portfolio	Monthly
JEM Master(c)	—%	—	3,124,020	614,630	32,845	2,476,545	Commodity Portfolio	Monthly
SECOR Master	9.49%	15,383,266	(163,791)	105,001	68,999	(337,791)	Commodity Portfolio	Monthly
Cirrus Master(d)	—%	—	(1,948,940)	56,226	96,747	(2,101,913)	Energy Markets	Monthly
Cambridge Master	16.16%	26,222,525	2,023,163	17,263	58,345	1,947,555	Commodity Portfolio	Monthly
Willowbridge Master	8.86%	14,357,559	3,247,960	99,208	20,576	3,128,176	Commodity Portfolio	Monthly
300 North Master	15.03%	24,373,736	1,860,648	77,806	70,000	1,712,842	Commodity Portfolio	Monthly
Principle Master	11.47%	18,599,026	(330,947)	161,089	62,100	(554,136)	Commodity Portfolio	Monthly

Total		$123,486,175	$13,679,035	$1,276,402	$532,865	$11,869,768

	% of Partnership’s Net Assets		Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemption Permitted
Funds		Fair Value		Clearing Fees	Other
For the year ended December 31, 2012
Altis Master(e)	—%	$—	$85,145	$5,520	$1,650	$77,975	Commodity Portfolio	Monthly
Waypoint Master	5.39%	10,138,039	1,932,001	58,239	36,053	1,837,709	Commodity Portfolio	Monthly
Blackwater Master	17.89%	33,659,106	(3,722,802)	93,671	47,983	(3,864,456)	Commodity Portfolio	Monthly
PGR Master	15.39%	28,960,322	(6,439,598)	80,880	47,863	(6,568,341)	Commodity Portfolio	Monthly
JEM Master	17.96%	33,788,666	3,404,083	602,562	42,489	2,759,032	Commodity Portfolio	Monthly
Cirrus Master	9.19%	17,294,932	2,698,158	52,917	56,316	2,588,925	Energy Markets	Monthly
FL Master(f)	—%	—	(3,598,111)	407,885	47,112	(4,053,108)	Commodity Portfolio	Monthly
Cambridge Master	3.94%	7,420,423	461,105	—	18,681	442,424	Commodity Portfolio	Monthly

Total		$131,261,488	$(5,180,019)	$1,301,674	$298,147	$(6,779,840)

(a)	From January 1, 2013 through November 30, 2013, the date the Partnership fully redeemed its interest in Waypoint Master.

(b)	From January 1, 2013 through December 31, 2013, the date the Partnership fully redeemed its interest in PGR Master.

(c)	From January 1, 2013 through October 31, 2013, the date the Partnership fully redeemed its interest in JEM Master.

(d)	From January 1, 2013 through August 31, 2013, the date the Partnership fully redeemed its interest in Cirrus Master.

(e)	From January 1, 2012 through August 31, 2012, the date the Partnership fully redeemed its interest in Altis Master.

(f)	From January 1, 2012 through October 31, 2012, the date the Partnership fully redeemed its interest in FL Master.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

December 31, 2013

6.	Subscriptions, Distributions and Redemptions:

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

7.	Financial Highlights:

Changes in the net asset value per unit for Class A for the years ended December 31, 2013, 2012 and 2011 were as follows:

	2013	2012	2011
Net realized and unrealized gains (losses)[1]	$33.08	$(50.50)	$23.77
Interest income	0.48	0.85	0.48
Expenses[2]	(42.97)	(40.38)	(54.01)

Increase (decrease) for the year	(9.41)	(90.03)	(29.76)
Net asset value per unit, beginning of year	1,359.81	1,449.84	1,479.60

Net asset value per unit, end of year	$1,350.40	$1,359.81	$1,449.84

[1]	Includes ongoing selling agent fees and clearing fees.

[2]	Excludes ongoing selling agent fees and clearing fees.

	2013	2012	2011
Ratios to average net assets:
Net investment income (loss)	(6.8)%	(7.2)%	(7.9)%
Incentive fees	0.8%	0.7%	1.2%

Net investment income (loss) before incentive fees[3]	(6.0)%	(6.5)%	(6.7)%

Operating expense	6.9%	6.6%	6.8%
Incentive fees	0.8%	0.7%	1.2%

Total expenses	7.7%	7.3%	8.0%

Total return:
Total return before incentive fees	0.1%	(5.5)%	(0.8)%
Incentive fees	(0.8)%	(0.7)%	(1.2)%

Total return after incentive fees	(0.7)%	(6.2)%	(2.0)%

[3]	Interest income less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

December 31, 2013

8.	Financial Instrument Risks:

In the normal course of business, the Partnership and the Funds are parties to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or OTC. Exchange-traded instruments include futures, certain standardized forwards, swaps and option contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forwards and option contracts. Specific market movements of commodities or future contracts underlying an option cannot be accurately predicted. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 12.6% to 48.9% of the Partnership’s/Fund’s contracts are traded OTC.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds had credit risk and concentration risk during the reporting period, as CGM and/or MS&Co. or their affiliates were the sole counterparties or brokers with respect to the Partnership’s/Funds’ assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through CGM/MS&Co., the Partnership’s/Funds’ counterparty is an exchange or clearing organization. The Partnership/Funds continue to be subject to such risks with respect to MS&Co.

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

Emerging CTA Portfolio L.P.

Notes to Financial Statements

December 31, 2013

The General Partner monitors and attempts to control the Partnership’s/Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Funds may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, forwards and options contracts by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Partnership’s/Funds’ business, these instruments may not be held to maturity.

9.	Subsequent Events:

Effective April 1, 2014, the monthly ongoing selling agent fee will be reduced from an annual rate of 3.5% to an annual rate of 2.5% for Class A units.

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2013 and 2012 are summarized below:

	For the period from October 1, 2013 to December 31, 2013	For the period from July 1, 2013 to September 30, 2013	For the period from April 1, 2013 to June 30, 2013	For the period from January 1, 2013 to March 31, 2013
Net realized and unrealized trading gains (losses) net of ongoing selling agent/brokerage and clearing fees including interest income	$6,371,381	$(12,350,584)	$7,564,907	$2,798,649
Net income (loss)	$5,423,202	$(13,665,986)	$5,581,472	$1,338,961
Increase (decrease) in net asset value per unit for Class A	$ 42.90	$ (103.64)	$ 41.55	$ 9.78

	For the period from October 1, 2012 to December 31, 2012	For the period from July 1, 2012 to September 30, 2012	For the period from April 1, 2012 to June 30, 2012	For the period from January 1, 2012 to March 31, 2012
Net realized and unrealized trading gains (losses) net of ongoing selling agent/brokerage fees and clearing fees including interest income	$ (123,834)	$3,685,874	$(5,812,391)	$(5,490,166)
Net income (loss)	$(1,597,628)	$1,884,267	$(7,386,750)	$(6,741,732)
Increase (decrease) in net asset value per unit for Class A	$ (9.74)	$ 12.11	$ (47.79)	$ (44.61)

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2013 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B. Other Information. None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Partnership has no officers or directors and its affairs are managed by its General Partner. Investment decisions are made by the Advisors.

The officers and directors of the General Partner are Alper Daglioglu (President and Director), Alice Lonero (née Ng) (Chief Financial Officer), Jeremy Beal (Chairman of the Board of Directors), Colbert Narcisse (Director), Craig Abruzzo (Director), Harry Handler (Director) and Patrick T. Egan (Director). Each director holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) MSSB Holdings, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.

Directors of the General Partner are responsible for overall corporate governance of the General Partner and meet periodically to consider strategic decisions regarding the General Partner’s activities. Under CFTC rules, each director of the General Partner is deemed to be a principal of the General Partner and, as a result, is listed as such with NFA. Alper Daglioglu, Alice Lonero (née Ng), Jeremy Beal and Patrick T. Egan serve on the General Partner’s Investment Committee and are the trading principals responsible for allocation decisions.

Alper Daglioglu, age 37, has been a Director, and listed as a principal, of the General Partner since December 2010. He has served as President of the General Partner since August 2013, has been registered as an associated person of the General Partner since October 2013, and is an associate member of NFA. Since November 2013, Mr. Daglioglu has been registered as a swap associated person of the General Partner. Mr. Daglioglu was also appointed Deputy Chief Investment Officer for the Alternative Investments Group at Morgan Stanley Smith Barney LLC, a financial services firm, in August 2013. He has been registered as an associated person of Morgan Stanley Smith Barney LLC since October 2013. Since December 2010, Mr. Daglioglu has been employed by Morgan Stanley Smith Barney LLC, where his responsibilities include serving as Executive Director and Chief Investment Officer for Morgan Stanley Smith Barney Managed Futures and serving on the Alternative Investments Product Review Committee of Morgan Stanley Smith Barney LLC’s Alternative Investments Group. From June 2009 through December 2010, Mr. Daglioglu was employed by Morgan Stanley Smith Barney LLC, where his responsibilities included serving as a Senior Analyst in the Product Origination Group. From December 2003 through June 2009, Mr. Daglioglu was employed by Morgan Stanley, a financial services firm, where his responsibilities included serving as a Senior Analyst in the Product Origination Group and serving as the lead investment analyst for Global Macro and Managed Futures strategies within Morgan Stanley Graystone Research Group from February 2007 through June 2009. Mr. Daglioglu earned his Bachelor of Science degree in Industrial Engineering in June 2000 from Galatasaray University and his Master of Business Administration degree in Finance in May 2003 from the University of Massachusetts-Amherst’s

Isenberg School of Management. Mr. Daglioglu was awarded a full merit scholarship and research assistantship at the Center for International Securities and Derivatives Markets during his graduate studies. In this capacity, he worked with various major financial institutions in performance monitoring, asset allocation and statistical analysis projects and specialized on alternative approaches to risk assessment for hedge funds and managed futures. Mr. Daglioglu wrote and published numerous research papers on alternative investments. Mr. Daglioglu is a Chartered Alternative Investment Analyst charter holder.

Alice Lonero (née Ng), age 31, has been employed by Morgan Stanley Smith Barney LLC, a financial services firm, since July 2009, where her responsibilities have included serving as Vice President and managing the accounting, financial reporting and regulatory reporting of managed futures funds. Ms. Lonero has served as Chief Financial Officer of the General Partner since September 2013 and has been listed as a principal of the General Partner since October 2013. Before joining Morgan Stanley Smith Barney LLC, Ms. Lonero was employed by Citigroup Alternative Investments, a financial services firm, from September 2005 through July 2009, where her responsibilities included serving as Vice President responsible for the accounting, financial reporting and regulatory reporting of Citigroup Alternative Investments’ managed futures funds. From August 2004 through September 2005, Ms. Lonero was employed by The Bank of New York, a financial services firm, where her responsibilities included performing mutual fund administration for financial services firms. Ms. Lonero earned her Bachelor of Science in Finance in 2004 from the State University of New York at Binghamton.

Jeremy Beal, age 39, has been Chairman of the Board of Directors and listed as a principal of the General Partner since August 2013. Since May 2013, Mr. Beal has been employed by Morgan Stanley, a financial services firm, where his responsibilities include serving as the Head of Product Strategy and Development, Global Alternative Investments. Mr. Beal has been a Vice President and Director since June 2013, and listed as a principal since July 2013, of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities. Mr. Beal has also been a Vice President and Director since June 2013, and listed as a principal since August 2013, of Morgan Stanley Hedge Premier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. Since January 2013, each of Morgan Stanley GWM Feeder Strategies LLC and Morgan Stanley HedgePremier GP LLC has been registered as a commodity pool operator with the CFTC. Mr. Beal is responsible for general management and oversight with respect to such entities. Mr. Beal has also been employed by Morgan Stanley Smith Barney Private Management LLC, Morgan Stanley Smith Barney Private Management II LLC, and Morgan Stanley Smith Barney Venture Services LLC, each an investment management company, since June 2013, where his responsibilities include acting as Vice President and Director. In October 2012, Mr. Beal was appointed Chief Operating Officer of JE Moody & Company LLC, a hedge fund and commodity trading advisor, although he did not exercise all authorities associated with the role prior to his departure in May 2013. Prior to joining JE Moody & Company LLC, Mr. Beal was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities included serving as Chief Operating Officer, Global Alternative Investments from July 2009 through September 2012, and acting as Head of Product Development and Management, Alternative Investments for Morgan Stanley from May 2007 through July 2009. From March 2002 through May 2007, Mr. Beal was employed by Morgan Stanley, where his responsibilities included acting as Head of Product Development, Managed Futures for Morgan Stanley from May 2005 through May 2007, and acting as Senior Associate, Managed Futures from March 2002 through May 2005. Mr. Beal earned his Bachelor of Science degree in Business Administration in May 1997 from Pacific University and his Juris Doctor and Master of Business Administration degree in May 2001 from Willamette University.

Colbert Narcisse, age 48, has been a Director of the General Partner since December 2011 and listed as a principal of the General Partner since February 2012. Since December 2012, Mr. Narcisse has been a Director on the Board of Directors and listed as a principal of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Since February 2011, Mr. Narcisse has been a Managing Director at Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities have included serving as Head of the Alternative Investment Group, Head of the Corporate Equity Solutions Group, and Chief Operating Officer of the Investment Strategy and Client Solutions Division. From July 2009 until February 2011, Mr. Narcisse served as Chief Executive Officer of Gold Bullion International, a business services company that enables retail investors to acquire, manage and store physical precious metals through their financial advisor. From March 2009 until July 2009, Mr. Narcisse took personal leave. From August 1990 until March 2009, Mr. Narcisse was employed by Merrill Lynch & Co., Inc., a financial services firm, where his responsibilities included serving as Chief Operating Officer of Americas Investment Banking, Chief Operating Officer of the Global Wealth Management Division, and as an investment banker in both the Financial Institutions and Public Finance Groups. From July 1987 until August 1990, Mr. Narcisse was employed by the Federal Reserve Bank of New York, where his responsibilities included serving as a Bank Examiner. Additionally, Mr. Narcisse serves on the Board of Harlem RBI, as the Vice Chair of Finance for the Montclair Cooperative School Board of Trustees, as an Audit Committee Member of the New York City Housing Authority, and as a Member of the Executive Leadership Council. Mr. Narcisse received his Bachelor of Science degree in Finance in June 1987 from New York University. He received his Master of Business Administration degree in July 1992 from Harvard Business School.

Craig Abruzzo, age 45, has been a Director and a principal of the General Partner since March 2013 and is an associate member of NFA. Since October 2007, Mr. Abruzzo has been the U.S. Head of Listed Derivatives for MS&Co., a financial services firm, where his responsibilities include overseeing the institutional futures commission merchant business. Since May 2012, Mr. Abruzzo has also served as the Global Head of listed and over-the-counter derivative Clearing for MS&Co., where his responsibilities include oversight of the institutional over-the-counter swap clearing business. Mr. Abruzzo has been listed as a principal of MS&Co. since October 2010, and has been registered as an associated person of MS&Co. since July 2007 and as a swap associated person since November 2012. Mr. Abruzzo earned his Bachelor of Arts degree in Political Science and Economics in May 1990 from Drew University and his Juris Doctor degree in May 1994 from the New York University School of Law.

Harry Handler, age 55, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Handler has been registered as an associated person and listed as a principal of the General Partner, and is an associate member of NFA. Mr. Handler was listed as a principal of Demeter from May 2005, and was registered as an associated person of Demeter from April 2006, until Demeter’s combination with the General Partner in December 2010. Mr. Handler was registered as an associated person of Morgan Stanley DW Inc., a financial services firm, from February 1984 until on or about April 2007, when, because of the merger of Morgan Stanley DW Inc. into MS&Co., he became registered as an associated person of MS&Co. due to the transfer of his original registration as an associated person of Morgan Stanley DW Inc. Mr. Handler withdrew as an associated person of MS&Co. in June 2009. Mr. Handler has been registered as an associated person of Morgan Stanley Smith Barney LLC since June 2009 and listed as a branch office manager since February 2013. Mr. Handler serves as an Executive Director at Morgan Stanley Smith Barney LLC in the Global Wealth Management Group. Mr. Handler works in the Capital Markets Division and is responsible for Electronic Equity and Securities Lending. Additionally, Mr. Handler serves as Chairman of the Global Wealth Management Group’s Best Execution Committee. In his prior position, Mr. Handler was a Systems Director in Information Technology, in charge of Equity and Fixed Income Trading Systems along with the Special Products, such as Unit Trusts, Managed Futures, and Annuities. Prior to his transfer to the Information Technology Area, Mr. Handler managed the Foreign Currency and Precious Metals Trading Desk of Dean Witter, a financial services firm and predecessor company to Morgan Stanley, from July 1982 until January 1984. He also held various positions in the Futures Division where he helped to build the Precious Metals Trading Operation at Dean Witter. Before joining Dean Witter, Mr. Handler worked at Mocatta Metals, a precious metals trading firm and futures broker that was sold to Standard Charted Bank in the 1980s, as an Assistant to the Chairman from March 1980 until June 1982. His roles at Mocatta Metals included positions on the Futures Order Entry Desk and the Commodities Exchange Trading Floor. Additional work included building a computerized Futures Trading System and writing a history of the company. Mr. Handler graduated on the Dean’s List from the University of Wisconsin-Madison with a Bachelor of Arts degree in History and Political Science.

Patrick T. Egan, age 44, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of NFA. Since August 2013, Mr. Egan has been registered as a swap associated person of the General Partner. Since September 2013, Mr. Egan has been Vice President of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. Since September 2013, Mr. Egan has also been registered as an associated person and listed as a principal of each such entity. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Mr. Egan is responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities. Since June 2011, Mr. Egan has been employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities include serving as Executive Director and as Chief Risk Officer for Morgan Stanley Smith Barney Managed Futures. From June 2009 through June 2011, Mr. Egan was employed by Morgan Stanley Smith Barney LLC, where his responsibilities included serving as Co-Chief Investment Officer for Morgan Stanley Smith Barney Managed Futures. Since November 2010, Mr. Egan has been registered as an associated person of Morgan Stanley Smith Barney LLC. From April 2007 through June 2009, Mr. Egan was employed by MS&Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures

Department. From April 2007 through November 2010, Mr. Egan was registered as an associated person of MS&Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

The Partnership has not adopted a code of ethics that applies to officers because it has no officers. In addition, the Partnership has not adopted any procedures by which investors may recommend nominees to the Partnership’s board of directors and has not established an audit committee because it has no board of directors.

Item 11. Executive Compensation.

The Partnership has no directors or officers. Its affairs are managed by its General Partner. Prior to and for part of the third quarter of 2013, CGM, an affiliate of the General Partner, was the commodity broker for the Partnership and received brokerage fees for such services as described under “Item 1. Business.” During the third quarter of 2013, MS&Co., an affiliate of the General Partner became the commodity broker for the partnership. MS&Co. receives certain clearing fees for such services as described under “Item 1. Business.” During the fourth quarter of 2013, Morgan Stanley Wealth Management, an affiliate of the General Partner and a selling agent for the Partnership, began to receive a selling agent fee for its services as described under “Item 1. Business.” Ongoing selling agent fees, brokerage fees and clearing fees of $7,866,581 were paid or payable for the year ended December 31, 2013. Management fees and incentive fees of $2,553,156 and $1,383,573, respectively were earned by the Advisors for the year ended December 31, 2013. Administrative fees of $902,492 were earned by the General Partner for the year ended December 31, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners. As of February 28, 2014, the Partnership knows of no person who beneficially owns more than 5% of the Redeemable Units outstanding.

(b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner.

The following table indicates securities owned by management as of December 31, 2013:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
General Partner unit equivalents	General Partner	1,512.9756	1.3%

(c) Changes in control. None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

(a)  Transactions with related persons. None.

(b)  Review, approval or ratification of transactions with related persons. Not applicable.

(c)  Promoters and certain control persons. CGM, Morgan Stanley Wealth Management, and the General Partner would be considered promoters for purposes of item 404(c) of Regulation S-K. The nature and the amounts of compensation each promoter received or will receive, if any, from the Partnership are set forth under “Item 1. Business,” “Item 8. Financial Statements and Supplementary Data.” and “Item 11. Executive Compensation.”

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

2013	$379,900
2012	$290,900

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

2013	$33,232
2012	$34,210

(4) All Other Fees. None.

(5) Not Applicable.

(6) Not Applicable.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1)	Financial Statements:

Statements of Financial Condition at December 31, 2013 and 2012.

Condensed Schedules of Investments at December 31, 2013 and 2012.

Statements of Income and Expenses for the years ended December 31, 2013, 2012 and 2011.

Statements of Changes in Partners’ Capital for the years ended December 31, 2013, 2012 and 2011.

Notes to Financial Statements.

(2)	Exhibits:

3.1(a)	Certificate of Limited Partnership dated June 30, 2003 (filed as Exhibit 3.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(b)	Certificate of Amendment of the Certificate of Limited Partnership dated September 21, 2005 (filed as Exhibit 3.1(a) to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(c)	Certificate of Amendment of the Certificate of Limited Partnership dated September 19, 2008 (filed as Exhibit 3.1(c) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(d)	Certificate of Amendment of the Certificate of Limited Partnership dated September 28, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(e)	Certificate of Amendment of the Certificate of Limited Partnership dated June 30, 2010 (filed as Exhibit 3.1(e) to the Current Report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

(f)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as Exhibit 3.1 to the current report on Form 8-K filed on September 7, 2011 and incorporated herein by reference).

(g)	Certificate of Amendment to the Certificate of Limited Partnership dated August 7, 2013 (filed as Exhibit 3.1(g) to the Quarterly Report on Form 10-Q filed on August 14, 2013 and incorporated herein by reference).

3.2	Fourth Amended and Restated Limited Partnership Agreement (filed as Exhibit 3.2 to the Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.1(a)	Management Agreement among the Partnership, the General Partner and Waypoint Capital Management LLC (filed as Exhibit 10.4 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(b)	Letter from the General Partner to Waypoint Capital Management LLC extending the Management Agreement from June 30, 2012 to June 30, 2013 (filed as herewith).

10.2	Customer Agreement between the Partnership, the General Partner and CGM (filed as Exhibit 10.9 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

10.3	Management Agreement among the Partnership, the General Partner and Altis (filed as Exhibit 10.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

10.4	Form of Subscription Agreement (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on November 14, 2012 and incorporated herein by reference).

10.5	Alternative Investment Selling Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management (filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

10.6	Management Agreement among the Partnership, the General Partner and PGR Capital LLP (filed as Exhibit 10.12 to the Current Report on Form 8-K filed on November 4, 2010 and incorporated herein by reference).

10.7(a)	Management Agreement among the Partnership, the General Partner and Blackwater Capital Management LLC (filed as Exhibit 10.13 to the Current Report on Form 8-K filed on November 4, 2010 and incorporated herein by reference).

(b)	Letter from the General Partner to Blackwater Capital Management LLC extending the Management Agreement from June 30, 2013 to June 30, 2014 (filed herewith).

10.8(a)	Management Agreement among the Partnership, the General Partner and J E Moody & Company LLC (filed as Exhibit 10.14 to the current report on Form 8-K filed on January 3, 2011 and incorporated herein by reference)

(b)	Letter from the General Partner to JE Moody & Company LLC extending the Management Agreement from June 30, 2013 to June 30, 2014 (filed herewith).

10.9(a)	Management Agreement among the Partnership, the General Partner and Cirrus Capital Management LLC (filed as Exhibit 10.1 to the current report on Form 8-K filed on January 3, 2011 and incorporated herein by reference).

(b)	Letter from the General Partner to Cirrus Capital Management LLC extending the Management Agreement from June 30, 2013 to June 30, 2014 (filed herewith).

10.10(a)	Management Agreement among the Partnership, the General Partner and Willowbridge Associates Inc. (filed as Exhibit 10.17 to the Current Report on Form 8-K filed on June 2, 2011 and incorporated herein by reference).

(b)	Amendment to the Management Agreement among the Partnership, the General Partner and Willowbridge Associates, Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 7, 2013 and incorporated herein by reference).

(c)	Letter from the General Partner to Willowbridge Associates Inc. extending the Management Agreement from June 30, 2013 to June 30, 2014 (filed herewith).

10.11	Management Agreement among the Partnership, the General Partner and Rotella Capital Management, Inc. (filed as Exhibit 10.13 to the Quarterly Report on Form 10-Q filed on November 14, 2012 and incorporated herein by reference).

10.12(a)	Management Agreement among the Partnership, the General Partner and the Cambridge Strategy (Asset Management) Limited (filed as Exhibit 10.14 to the Quarterly Report on Form 10-Q filed on November 14, 2012 and incorporated herein by reference).

(b)	Letter from the General Partner to Cambridge Strategy (Asset Management) Limited extending the Management Agreement from June 30, 2013 to June 30, 2014 (filed herewith).

10.13(a)	Management Agreement among the Partnership, the General Partner and Bleecker Street Capital, LLC (filed as Exhibit 10.15 to the Quarterly Report on Form 10-Q filed on November 14, 2012 and incorporated herein by reference).

(b)	Letter from the General Partner to Bleecker Street Capital LLC extending the Management Agreement from June 1, 2013 to June 30, 2014 (filed herewith).

10.14(a)	Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.14(a) to the Form 10-K filed on March 27, 2013 and incorporated herein by reference.)

(b)	Amendment No. 5 to Escrow Agreement among The Bank of New York, Ceres Managed Futures LLC and Morgan Stanley Smith Barney LLC (filed as Exhibit 10.14(b) to the Form 10-K filed on March 27, 2013 and incorporated herein by reference.)

10.16	Management Agreement among the Partnership, the General Partner and SECOR Capital Advisors, LP (filed as Exhibit 10.1 to current report on the Form 8-K filed on August 7, 2013 and incorporated herein by reference).

10.17	Commodity Futures Customer Agreement between the Partnership and MS&Co., effective August 21, 2013 (filed as Exhibit 10.17 to the Quarterly report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

10.18(a)	Management Agreement among the Partnership, the General Partner and Principle Capital Management, LLC (filed as Exhibit 10.18 to the Quarterly report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

(b)	Letter from the General Partner to Principal Capital Management LLC extending the Management Agreement from June 1, 2013 to June 30, 2014 (filed herewith).

10.19(a)	Management Agreement among the Partnership, the General Partner and 300 North Capital Management LLC (filed as Exhibit 10.19 to the Quarterly report on Form 10-Q, filed on November 14, 2013 and incorporated herein by reference).

(b)	Letter from the General Partner to 300 North Capital Management LLC extending the Management Agreement from June 1, 2013 to June 30, 2014 (filed herewith).

99.1 — Financial Statements of Blackwater Master Fund L.P.

99.2 — Financial Statements of PGR Master Fund L.P.

99.3 — Financial Statements of Waypoint Master Fund L.P.

99.4 — Financial Statement of Willowbridge Master Fund L.P.

99.5 — Financial Statement of SECOR Master Fund L.P.

99.6 — Financial Statements of Cambridge Master Fund L.P

99.7 — Financial Statement of 300 North Master Fund L.P.

99.8 — Financial Statement of Principle Master Fund L.P.

99.9 — Financial Statements of JEM Master Fund L.P.

99.10 — Financial Statements of Cirrus Master Fund L.P.

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
President & Director
Date: March 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Alper Daglioglu	/s/ Colbert Narcisse	/s/ Jeremy Beal
Alper Daglioglu	Colbert Narcisse	Jeremy Beal
President and Director	Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 28, 2014	Date: March 28, 2014	Date: March 28, 2014

/s/ Alice Lonero	/s/ Harry Handler
Alice Lonero	Harry Handler
Chief Financial Officer (Principal Accounting Officer)	Director Ceres Managed Futures LLC
Ceres Managed Futures LLC	Date: March 28, 2014
Date: March 28, 2014

/s/ Craig Abruzzo	/s/ Patrick T. Egan
Craig Abruzzo	Patrick T. Egan
Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 28, 2014	Date: March 28, 2014

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

Annual Report to Limited Partners

No proxy material has been sent to Limited Partners.