Form 10-Q
period 2014-03-31
EMERGING CTA PORTFOLIO LP
filed 2014-05-14
CIK 1269190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Yes -  No X

As of April 30, 2014, 105,605.8222 Limited Partnership Class A Redeemable Units were outstanding.

EMERGING CTA PORTFOLIO L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Emerging CTA Portfolio L.P.

Statements of Financial Condition

	(Unaudited) March 31, 2014	December 31, 2013
Assets:
Investment in Funds, at fair value	$122,911,240	$123,486,175
Redemptions receivable from Funds	—	14,986,312
Equity in trading account:
Cash	19,081,956	24,966,156
Cash margin	5,643,727	4,901,267
Net unrealized appreciation on open futures contracts	307,971	634,229
Net unrealized appreciation on open forward contracts	350,818	—
Options purchased, at fair value (cost $588,403 and $1,372,875 at March 31, 2014 and December 31, 2013, respectively)	631,865	1,278,375

Total trading equity	148,927,577	170,252,514
Interest receivable	713	333

Total assets	$148,928,290	$170,252,847

Liabilities and Partners’ Capital:
Liabilities:
Options premium received, at fair value (premium $1,259,429 and $517,125 at March 31, 2014 and December 31, 2013, respectively)	$858,774	$322,350
Accrued expenses:
Ongoing selling agent fees	431,817	495,616
Management fees	168,305	179,798
Administrative fees	61,639	70,741
Incentive fees	—	12,209
Clearing fees due to MS&Co	1,455	5,003
Payable due to Funds	344	—
Other	133,198	147,797
Redemptions payable	9,974,876	6,897,645

Total liabilities	11,630,408	8,131,159

Partners’ Capital:
General Partner, 1,512.9756 Class A Unit equivalents outstanding at March 31, 2014 and December 31, 2013	1,860,836	2,043,122
Limited Partners, 110,118.7752 and 118,541.4712 Class A Redeemable Units outstanding at March 31, 2014 and December 31, 2013, respectively	135,437,046	160,078,566

Total partners’ capital	137,297,882	162,121,688

Total liabilities and partners’ capital	$148,928,290	$170,252,847

Net asset value per unit, Class A	$1,229.92	$1,350.40

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.

Condensed Schedule of Investments

March 31, 2014

(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	8	$3,380	0.00 *%
Grains	68	86,275	0.06
Indices	59	232,657	0.17
Interest Rates Non-U.S.	65	22,940	0.02
Interest Rates U.S.	129	(59,438)	(0.04)
Livestock	34	4,860	0.00 *
Metals	4	(7,280)	(0.01)
Softs	32	7,945	0.01

Total futures contracts purchased		291,339	0.21

Futures Contracts Sold
Energy	19	(17,239)	(0.01)
Grains	30	4,144	0.00 *
Indices	92	(60,596)	(0.04)
Interest Rates Non-U.S.	193	29,757	0.02
Metals	31	76,198	0.05
Softs	69	(15,632)	(0.01)

Total futures contracts sold		16,632	0.01

Net unrealized appreciation on open futures contracts		307,971	0.22

Unrealized Appreciation on Open Forward Contracts
Currencies	$46,460,793	656,084	0.48

Total unrealized appreciation on open forward contracts		656,084	0.48

Unrealized Depreciation on Open Forward Contracts
Currencies	$32,011,900	(305,266)	(0.22)

Total unrealized depreciation on open forward contracts		(305,266)	(0.22)

Net unrealized appreciation on open forward contracts		350,818	0.26

Option Purchased
Call
Energy	199	631,865	0.46

Total options purchased		631,865	0.46

Option Premium Received
Call
Energy	778	(430,647)	(0.31)
Put
Energy	585	(428,127)	(0.31)

Total options premium received		(858,774)	(0.62)

Investment in Funds
Blackwater Master Fund L.P.		21,378,302	15.57
Secor Master Fund L.P.		17,251,457	12.56
Cambridge Master Fund L.P.		28,900,278	21.05
CMF Willowbridge Master Fund L.P.		14,814,650	10.79
300 North Capital Master Fund L.P.		21,345,654	15.55
Principle Master Fund L.P.		19,220,899	14.00

Total investment in Funds		122,911,240	89.52

Net fair value		$123,343,120	89.84%

*	Due to rounding

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.

Condensed Schedule of Investments

December 31, 2013

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	57	$23,033	0.01%
Grains	68	(62,003)	(0.04)
Indices	232	539,634	0.33
Interest Rates Non-U.S.	170	(68,531)	(0.04)
Interest Rates U.S.	298	(201,662)	(0.12)
Livestock	15	(3,570)	(0.00)*
Metals	10	21,662	0.01
Softs	46	54,350	0.04

Total futures contracts purchased		302,913	0.19

Futures Contracts Sold
Grains	281	329,286	0.20
Indices	603	(344,629)	(0.21)
Interest Rates Non-U.S.	243	245,199	0.15
Interest Rates U.S.	17	6,242	0.00 *
Livestock	9	(100)	(0.00)*
Metals	17	30,720	0.02
Softs	163	64,598	0.04

Total futures contracts sold		331,316	0.20

Net unrealized appreciation on open futures contracts		634,229	0.39

Options Purchased
Call
Energy	500	1,278,375	0.79

Total options purchased		1,278,375	0.79

Options Premium Received
Call
Energy	500	(322,350)	(0.20)

Total options premium received		(322,350)	(0.20)

Investment in Funds
Blackwater Master Fund L.P.		24,550,063	15.14
Secor Master Fund L.P.		15,383,266	9.49
Cambridge Master Fund L.P.		26,222,525	16.17
CMF Willowbridge Master Fund L.P.		14,357,559	8.86
300 North Capital Master Fund L.P.		24,373,736	15.04
Principle Master Fund L.P.		18,599,026	11.47

Total investment in Funds		123,486,175	76.17

Net fair value		$125,076,429	77.15%

*	Due to rounding.

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Investment Income:
Interest income	$2,017	$4,056
Interest income from investment in Funds	10,017	24,264

Total investment income	12,034	28,320

Expenses:
Clearing fees	272,691	431,598
Ongoing selling agent fees	1,330,076	1,654,244
Management fees	509,775	675,488
Administrative fees	189,866	235,455
Incentive fees	(12,209)	372,419
Other	170,826	176,326

Total expenses	2,461,025	3,545,530

Net investment income (loss)	(2,448,991)	(3,517,210)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in Funds:
Net realized gains (losses) on closed contracts	(2,524,070)	(1,080,948)
Net realized gains (losses) on investment in Funds	(4,446,921)	13,823,745
Change in net unrealized gains (losses) on open contracts	368,402	(145,154)
Change in net unrealized gains (losses) on investment in Funds	(5,455,616)	(7,741,472)

Total trading results	(12,058,205)	4,856,171

Net income (loss)	(14,507,196)	1,338,961
Subscriptions — Limited Partners	3,540,007	4,245,160
Redemptions — Limited Partners	(13,856,617)	(11,650,061)

Net increase (decrease) in Partners’ Capital	(24,823,806)	(6,065,940)
Partners’ Capital, beginning of period	162,121,688	188,151,946

Partners’ Capital, end of period	$137,297,882	$182,086,006

Net asset value per unit, Class A (111,631.7508 and 132,949.5388 units outstanding at March 31, 2014 and 2013, respectively)	$1,229.92	$1,369.59

Net income (loss) per unit*, Class A	$(120.48)	$9.78

Weighted average Class A units outstanding	120,227.5181	137,532.5218

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

1. General:

Emerging CTA Portfolio L.P. (the “Partnership”) is a limited partnership that was organized on July 7, 2003 under the partnership laws of the State of New York. The objective of the Partnership is to achieve capital appreciation through the allocation of assets to early-stage commodity trading advisors which engage, directly and indirectly, in speculative trading of a diversified portfolio of commodity interests, including futures, options on futures, forwards, options on forwards, spot and swap contracts, cash commodities and any other rights or interest pertaining thereto. The Partnership may also enter into swap and other derivative transactions with the approval of the General Partner (defined below). The sectors traded include currencies, livestock, lumber, energy, grains, metals, indices, softs and U.S. and non-U.S. interest rates. The Partnership directly and through its investment in the Funds (as defined in Note 5, “Investment in Funds”) may trade futures, forward and option contracts of any kind. The Partnership may also engage in swap transactions and other derivative transactions directly and through its investments in the Funds with the approval of the General Partner. The commodity interests that are traded by the Partnership and the Funds are volatile and involve a high degree of market risk.

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

As of September 1, 2011, the Partnership began offering three classes of limited partnership interests: Class A units, Class D units and Class Z units; each will be referred to as a “Class” and collectively referred to as the “Classes.” All Redeemable Units issued prior to September 1, 2011 were deemed “Class A Units.” The rights, liabilities, risks, and fees associated with investment in the Class A Units were not changed. Class A Units and Class D Units are available to taxable U.S. individuals and institutions, as well as U.S. tax exempt individuals and institutions. Class Z Units will be offered to certain employees of Morgan Stanley Wealth Management and its affiliates (and their family members). The Class of units that a limited partner of the Partnership (each a “Limited Partner”) receives upon subscription will generally depend upon the amount invested in the Partnership or the status of the Limited Partner, although the General Partner may determine to offer units to investors at its discretion. As of March 31, 2014, there were no Redeemable Units outstanding in Class D or Class Z.

As of March 31, 2014, all trading decisions were made for the Partnership by its trading advisors (the “Advisors”) either directly, through individually managed accounts, or indirectly, through investments in other collective investment vehicles. Blackwater Capital Management, LLC, Willowbridge Associates Inc., SECOR Capital Advisors, LP, 300 North Capital Management LLC, Cambridge Strategy (Asset Management) Limited and Principle Capital Management, LLC have been selected by the General Partner as the major commodity trading advisors. In addition, the General Partner has allocated the Partnership’s assets to additional non-major trading advisors (i.e. commodity trading advisors intended to be allocated less than 10% of the Partnership’s assets). Information about advisors allocated less than 10% of the Partnership’s assets may not be disclosed. The General Partner may allocate less than 10% of the Partnership’s assets to a new trading advisor or another trading program of a current Advisor. The Advisors are not affiliated with one another, are not affiliated with the General Partner, CGM or MS&Co. and are not responsible for the organization or operation of the Partnership.

During the three months ended March 31, 2014, the Partnerhip’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”). During the prior periods included in this report, Citigroup Global Markets Inc. (“CGM”) also served as a commodity broker.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

During the second quarter of 2013, Cambridge Master Fund, L.P. (“Cambridge Master”) entered into a foreign exchange brokerage account agreement with MS&Co, a registered futures commission merchant. Cambridge Master commenced foreign exchange trading through an account at MS&Co on or about May 1, 2013. During the third quarter of 2013, CMF Willowbridge Master Fund L.P. (“Willowbridge Master”), Principle Master Fund L.P. (“Principle Master”) and Cambridge Master entered into a futures brokerage account agreement with MS&Co. Willowbridge Master, Principle Master and Cambridge Master commenced futures trading through accounts at MS&Co on or about July 29, 2013, September 27, 2013 and September 1, 2013, respectively. SECOR Master Fund L.P continues to be a party to a futures brokerage account agreement with MS&Co. During the fourth quarter of 2013, 300 North Capital Master Fund L.P. and Blackwater Master Fund L.P. entered into a futures account agreement with MS&Co. and commenced trading through accounts at MS&Co. on or about October 2, 2013 and October 3, 2013, respectively. Effective August 21, 2013, the Partnership entered into a futures brokerage account agreement with MS&Co and began transferring the brokerage account of the Partnership from CGM to MS&Co. The Partnership, directly and through its investment in the Funds, will pay MS&Co trading fees for the clearing and, where applicable, execution of transactions.

Effective October 1, 2013, the Partnership ceased paying a brokerage fee to CGM and CGM ceased acting as a selling agent for the Partnership. Also effective October 1, 2013, the Partnership entered into a selling agreement with Morgan Stanley Smith Barney LLC (d/b/a Morgan Stanley Wealth Management). Pursuant to the selling agreement, Morgan Stanley Wealth Management received a selling agent fee equal to (i) 3.50% per year of adjusted month-end net assets for Class A units, (ii) 1.25% per year of adjusted month-end net assets for Class D units and (iii) 0.50% per year of adjusted month-end net assets for Class Z units. The selling agent fee received by Morgan Stanley Wealth Management will be shared with the properly registered/licensed financial advisers of Morgan Stanley Wealth Management who sell redeemable units in the Partnership.

Effective April 1, 2014, the monthly ongoing selling agent fee was reduced from an annual rate of 3.5% to an annual rate of 2.5% for Class A units.

Certain prior period amounts have been reclassified to conform to current period presentation. Amounts reported separately on the Statements of Income and Expenses and Changes in Partners’ Capital as ongoing selling agent fees and clearing fees were previously combined and presented as brokerage fees, including clearing fees.

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at March 31, 2014 and December 31, 2013, and the results of its operations and changes in partners’ capital for the three months ended March 31, 2014 and 2013. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2013.

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

Emerging CTA Portfolio L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

2. Financial Highlights:

Changes in the net asset value per unit for Class A for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
	2014	2013
Net realized and unrealized gains (losses)*	$(113.44)	$20.20
Interest Income	0.10	0.21
Expenses**	(7.14)	(10.63)

Increase (decrease) for the period	(120.48)	9.78
Net asset value per unit, beginning of period	1,350.40	1,359.81

Net asset value per unit, end of period	$1,229.92	$1,369.59

*	Includes ongoing selling agent and clearing fees.
**	Excludes ongoing selling agent and clearing fees ..

	Three Months Ended March 31,
	2014		2013
Ratios to average net assets:***
Net investment income (loss)	(6.6)%		(7.0)%
Incentive fees	(0.0	)%*****	0.2%

Net investment income (loss) before incentive fees****	(6.6)%		(6.8)%

Operating expense	6.7%		7.0%
Incentive fees	(0.0	)%*****	0.2%

Total expenses	6.7%		7.2%

Total return:
Total return before incentive fees	(8.9)%		0.9%
Incentive fees	0.0	%*****	(0.2)%

Total return after incentive fees	(8.9)%		0.7%

***	Annualized (other than incentive fees).
****	Interest inc ome less total expenses.
*****	Due to rounding.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

3. Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses and Changes in Partners’ Capital.

The customer agreement among the Partnership, each of the Funds and MS&Co. gives, and the customer agreement among the Partnership, each of the Funds and CGM gave, the Partnership and the Funds the legal right to net unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition. The Partnership and the Funds net, for financial reporting purposes, the unrealized gains and losses on open futures and on open forward contracts on the Statements of Financial Condition, as the criteria under Accounting Standards Codification (“ASC”) 210-20, “Balance Sheet,” have been met.

All of the commodity interests owned by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended March 31, 2014 and 2013 were 830 and 1,597, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the three months ended March 31, 2014 and 2013 were 0 and 36, respectively. The monthly average number of option contracts held directly by the Partnership during the three months ended March 31, 2014 and 2013 were 1,145 and 50, respectively. The monthly average notional value of currency forward contracts held directly by the Partnership during the three months ended March 31, 2014 and 2013 were $91,922,434 and $1,805, respectively.

Brokerage fees previously paid to CGM were calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and were affected by trading performance, subscriptions and redemptions.

Trading and transaction fees are based on the number of trades executed by the Advisors for the Funds.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

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

The following tables summarize the valuation of the Partnership’s investments at March 31, 2014 and December 31, 2013, respectively.

	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Amounts Presented in the Statement of Financial Condition	Gross Amounts not Offset in the Statement of Financial Condition		Net Amount
March 31, 2014				Financial Instruments	Cash Collateral Received

Assets
Futures	$539,891	$(231,920)	$307,971	$—	$—	$307,971
Forwards	656,084	(305,266)	350,818	—	—	350,818
Options purchased	631,865	—	631,865	(631,865)	—	—

Total Assets	1,827,840	(537,186)	1,290,654	(631,865)	—	658,789

Liabilities
Futures	$(231,920)	$231,920	$—	$—	$—	$—
Forwards	(305,266)	305,266	—	—	—	—
Options premium received	(858,774)	—	(858,774)	631,865	—	(226,909)

Total Liabilities	(1,395,960)	537,186	(858,774)	631,865	—	(226,909)

Net fair value						$431,880

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts not Offset in the Statements of Financial Condition
December 31, 2013				Financial Instruments	Cash Collateral Received	Net Amount
Assets
Futures	$1,432,133	$(797,904)	$634,229	$—	$—	$634,229
Options purchased	1,278,375	—	1,278,375	(322,350)	—	956,025

Total Assets	2,710,508	(797,904)	1,912,604	(322,350)	—	1,590,254

Liabilities
Futures	$(797,904)	$797,904	$—	$—	$—	$—
Options premium received	(322,350)	—	(322,350)	322,350	—	—

Total Liabilities	(1,120,254)	797,904	(322,350)	322,350	—	—

Net fair value						$1,590,254

Emerging CTA Portfolio L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

The following tables indicate the gross fair va lues of derivative instruments of futures, forwards and options contracts as separate assets and liabilities as of March 31, 2014 and December 31, 2013.

Assets	March 31, 2014
Futures Contracts
Energy	$9,966
Grains	92,944
Indices	236,955
Interest Rates Non-U.S.	85,935
Interest Rates U.S.	3,547
Livestock	9,230
Metals	82,903
Softs	18,411

Total unrealized appreciation on open futures contracts	$539,891

Liabilities
Futures Contracts
Energy	$(23,825)
Grains	(2,525)
Indices	(64,894)
Interest Rates Non-U.S.	(33,238)
Interest Rates U.S.	(62,985)
Livestock	(4,370)
Metals	(13,985)
Softs	(26,098)

Total unrealized depreciation on open futures contracts	$(231,920)

Net unrealized appreciation on open futures contracts	$307,971	*

Assets
Forward Contracts
Currencies	$656,084

Total unrealized appreciation on open forward contracts	$656,084

Liabilities
Forward Contracts
Energy	$(305,266)

Total unrealized depreciation on open forward contracts	$(305,266)

Net unrealized appreciation on open forward contracts	$350,818	**

Assets
Options purchased
Energy	$631,865

Total options purchased	$631,865	***

Liabilities
Options premium received
Energy	$(858,774)

Total options premium received	$(858,774	)****

*	This amount is included in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.
**	This amount is included in “Net unrealized appreciation on open forward contracts” on the Statements of Financial Condition.
***	This amount is included in “Options purchased, at fair value” on the Statements of Financial Condition.
****	This amount is included in “Options premium received, at fair value” on the Statements of Financial Condition.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

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

Emerging CTA Portfolio L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

The following tables indicate the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
Sector	2014		2013
Currencies	$18,946		$310,727
Energy	(1,563,339)		114,173
Grains	51,223		(1,670)
Indices	(406,411)		(471,388)
Interest Rates U.S.	76,408		(244,052)
Interest Rates Non-U.S.	(395,168)		(602,220)
Livestock	157,830		(4,570)
Metals	43,539		(350,475)
Softs	(138,696)		23,373

Total	$(2,155,668	)****	$(1,226,102	)****

****	This amount is included in “Total trading results” on the Statements of Income and Expenses and Changes in Partners’ Capital.

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

The Partnership and the Funds will separately present purchases, sales, issuances and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation as well as the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.

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

Emerging CTA Portfolio L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards, swaps and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended March 31, 2014 and December 31, 2013, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). During the three months ended March 31, 2014 and the twelve months ended December 31, 2013, there were no transfers of assets or liabilities between Level 1 and Level 2.

	March 31, 2014	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Funds	$122,911,240	$—	$122,911,240	$—
Futures	539,891	539,891	—	—
Forwards	656,084	—	656,084	—
Options purchased	631,865	631,865	—	—

Total assets	$124,739,080	$1,171,756	$123,567,324	$—

Liabilities
Futures	$231,920	$231,920	$—	$—
Forwards	305,266	—	305,266	—
Options premium received	858,774	858,774	—	—

Total liabilities	1,395,960	1,090,694	305,266	—

Net fair value	$123,343,120	$81,062	$123,262,058	$—

	December 31, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Funds	$123,486,175	$—	$123,486,175	$—
Futures	1,432,133	1,432,133	—	—
Options purchased	1,278,375	1,278,375	—	—

Total assets	126,196,683	2,710,508	123,486,175	—

Liabilities
Futures	$797,904	$797,904	$—	$—
Options premium received	322,350	322,350	—	—

Total liabilities	1,120,254	1,120,254	—	—

Net fair value	$125,076,429	$1,590,254	$123,486,175	$—

Emerging CTA Portfolio L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

5. Investment in Funds:

On March 1, 2010, the assets allocated to Waypoint Capital Management LLC (“Waypoint”) for trading were invested in the Waypoint Master Fund L.P. (“Waypoint Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 26,581.6800 units of Waypoint Master with cash equal to $26,581,680. Effective November 30, 2013, the Partnership fully redeemed its investment in Waypoint Master for cash equal to $4,378,673.

On November 1, 2010, the assets allocated to PGR Capital LLP (“PGR”) for trading were invested in PGR Master Fund L.P. (“PGR Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership invested in PGR Master with cash equal to $14,913,029. Effective December 31, 2013, the Partnership fully redeemed its investment in PGR Master for cash equal to $14,986,312.

On November 1, 2010, the assets allocated to Blackwater Capital Management LLC (“Blackwater”) for trading were invested in Blackwater Master Fund L.P. (“Blackwater Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership invested in Blackwater Master with cash equal to $15,674,694. Blackwater Master permits accounts managed by Blackwater using the Blackwater Global Program, a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of Blackwater Master. Individual and pooled accounts currently managed by Blackwater, including the Partnership, are permitted to be limited partners of Blackwater Master. The General Partner and Blackwater believe that trading through this structure should promote efficiency and economy in the trading process.

On January 1, 2011, the assets allocated to J E Moody & Company LLC (“J E Moody”) for trading were invested in JEM Master Fund L.P. (“JEM Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased 19,624.4798 units of JEM Master with cash equal to $19,624,480. Effective October 31, 2013, the Partnership fully redeemed its investment in JEM Master for cash equal to $4,400,957.

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

On September 1, 2012, the assets allocated to Cambridge Strategy (Asset Management) Limited (“Cambridge”) for trading were invested in Cambridge Master Fund L.P. (“Cambridge Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership invested in Cambridge Master with cash equal to $3,000,000. Cambridge Master permits accounts managed by Cambridge using the Asian Markets Alpha Programme and the Emerging Markets Alpha Programme, each a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of Cambridge Master. Individual and pooled accounts currently managed by Cambridge, including the Partnership, are permitted to be limited partners of Cambridge Master. The General Partner and Cambridge believe that trading through this structure should promote efficiency and economy in the trading process. The General Partner and Cambridge agreed that Cambridge will trade the Partnership’s assets allocated to Cambridge at a level that is up to 2 times the amount of assets allocated.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

Effective January 1, 2013, the assets traded directly by Willowbridge Associates Inc. (“Willowbridge”) using its wPraxis Futures Trading Approach, were invested in CMF Willowbridge Master Fund L.P. (“Willowbridge Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 14,103.3175 units of Willowbridge Master with cash equal to $29,484,306. Willowbridge Master permits accounts managed by Willowbridge using the wPraxis Futures Trading Approach, a proprietary, discretionary trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Willowbridge Master. Individual and pooled accounts currently managed by Willowbridge, including the Partnership, are permitted to be limited partners of Willowbridge Master. The General Partner and Willowbridge believe that trading through this structure should promote efficiency and economy in the trading process. The General Partner and Willowbridge agreed that Willowbridge will trade the Partnership’s assets allocated to Willowbridge at a level that is up to 3 times the amount of assets allocated. Effective February 28, 2013, Willowbridge ceased trading the Partnership’s assets using its MStrategy Trading Approach.

On March 1, 2013, the assets allocated to Principle Capital Management, LLC (“Principle”) for trading were invested in Principle Master Fund L.P. (“Principle Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership invested in Principle Master with cash equal to $6,503,661. Principle Master permits accounts managed by Principle using the Principle Commodity Futures trading program, a proprietary, discretionary trading program, to invest together in one trading vehicle. The General Partner is also the general partner of Principle Master. Individual and pooled accounts currently managed by Principle, including the Partnership, are permitted to be limited partners of Principle Master. The General Partner and Principle believe that trading through this structure should promote efficiency and economy in the trading process. The General Partner and Principle agreed that Principle will trade the Partnership’s assets allocated to Principle at a level that is up to 1.5 times the assets allocated.

On March 1, 2013, the assets allocated to 300 North Capital LLC (“300 North Capital”) for trading were invested in 300 North Capital Master Fund L.P. (“300 North Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership invested in 300 North Master with cash equal to $10,000,000. 300 North Master permits accounts managed by 300 North Capital using the Global Macro Program, a proprietary, discretionary trading program, to invest together in one trading vehicle. The General Partner is also the general partner of 300 North Master. Individual and pooled accounts currently managed by 300 North Capital, including the Partnership, are permitted to be limited partners of 300 North Master. The General Partner and 300 North Capital believe that trading through this structure should promote efficiency and economy in the trading process. The General Partner and 300 North Capital agreed that 300 North Capital will trade the Partnership’s assets allocated to 300 North Capital at a level that is up to 2 times the amount of assets allocated.

On August 1, 2013, the assets allocated to SECOR Capital Advisors, LP (“SECOR”) for trading were invested in the SECOR Master Fund L.P. (“SECOR Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership invested in SECOR Master with cash equal to $10,000,000. SECOR Master permits accounts managed by SECOR using a variation of the program traded by SECOR Alpha Master Fund L.P., a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of SECOR Master. Individual and pooled accounts currently managed by SECOR, including the Partnership, are permitted to be limited partners of SECOR Master. The General Partner and SECOR believe that trading through this structure should promote efficiency and economy in the trading process. The General Partner and SECOR agreed that SECOR will trade the Partnership’s assets allocated to SECOR at a level that is up to 1.5 times the amount of assets allocated.

The General Partner is not aware of any material changes to any of the trading programs discussed above during the fiscal quarter ended March 31, 2014.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

Blackwater Master’s, Cambridge Master’s, Willowbridge Master’s, 300 North Master’s, Principle Master’s and SECOR Master’s (collectively, the “Funds”) and the Partnership’s trading of futures, forwards and options contracts, as applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. Reference to “Funds” included in this report may include, as relevant, Waypoint Master, PGR Master, JEM Master and Cirrus Master. During the three months ended March 31, 2014, the Funds engaged in such trading through commodity brokerage accounts maintained with MS&Co. During the prior periods included in this report, the Funds also engaged in such trading through commodity brokerage accounts maintained with CGM.

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

Management, administrative and incentive fees are charged at the Partnership level. All trading, exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively the “clearing fees”) are borne by the Funds and allocated to their limited partners including the Partnership. All other fees, are charged at the Partnership level.

At March 31, 2014, the Partnership owned approximately 38.5% of Blackwater Master, 72.1% of Cambridge Master, 17.8% of Willowbridge Master, 100% of 300 North Master, 100% of Principle Master and 100% of SECOR Master. At December 31, 2013, the Partnership owned approximately 38.8% of Blackwater Master, 58.2% of PGR Master (prior to its redemptions on December 31, 2013), 15.2% of Willowbridge Master, 100% of 300 North Master, 100% of Principle Master, 100% of SECOR Master and 69.9% of Cambridge Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same and the redemption rights are not affected.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

Summarized information reflecting the total assets, liabilities and capital of the Funds is shown in the following tables.

	March 31, 2014
	Total Assets	Total Liabilities	Total Capital
Blackwater Master	$55,656,259	$70,547	$55,585,712
SECOR Master	17,323,436	72,470	17,250,966
Cambridge Master	40,123,791	52,226	40,071,565
Willowbridge Master	84,971,415	1,989,600	82,981,815
300 North Master	21,405,509	61,531	21,343,978
Principle Master	19,396,216	175,868	19,220,348

	December 31, 2013
	Total Assets	Total Liabilities	Total Capital
Blackwater Master	$63,936,601	$610,828	$63,325,773
PGR Master	25,764,457	15,005,082	10,759,375
SECOR Master	15,463,167	80,075	15,383,092
Cambridge Master	37,549,964	28,580	37,521,384
Willowbridge Master	95,699,725	7,316,065	88,383,660
300 North Master	24,407,958	34,469	24,373,489
Principle Master	18,952,159	353,341	18,598,818

Summarized information reflecting the net investment income (loss) from trading, total trading results and net income (loss) of the Funds is shown in the following tables.

	For the three months ended March 31, 2014
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Blackwater Master	$(23,138)	$(4,034,100)	$(4,057,238)
SECOR Master	(124,890)	(1,046,967)	(1,171,857)
Cambridge Master	(44,946)	156,075	111,129
Willowbridge Master	(109,462)	(2,209,110)	(2,318,572)
300 North Master	(50,917)	(4,637,178)	(4,688,095)
Principle Master	(52,486)	(2,355,910)	(2,408,396)

	For the three months ended March 31, 2013
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Waypoint Master	$(33,502)	$380,864	$347,362
Blackwater Master	(30,604)	1,951,934	1,921,330
PGR Master	(32,771)	3,698,966	3,666,195
JEM Master	(343,350)	(945,396)	(1,288,746)
Cirrus Master	(37,932)	1,527,460	1,489,528
Cambridge Master	(19,763)	1,320,051	1,300,288
Willowbridge Master	(109,276)	2,076,675	1,967,399
300 North Master	(8,189)	537,526	529,337
Principle Master	(12,536)	(175,210)	(187,746)

Emerging CTA Portfolio L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

Summarized information reflecting the Partnership’s investments in, and the operations of, the Funds is shown in the following tables.

	March 31, 2014		For the three months ended March 31, 2014
	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
Funds				Clearing Fees	Other
Blackwater Master	15.57%	$21,378,302	$(1,566,269)	$13,105	$9,219	$(1,588,593)	Commodity Portfolio	Monthly
SECOR Master	12.56%	17,251,457	(1,045,606)	94,518	31,733	(1,171,857)	Commodity Portfolio	Monthly
Cambridge Master	21.05%	28,900,278	114,908	30,867	17,056	66,985	Energy Markets	Monthly
Willowbridge Master	10.79%	14,814,650	(405,881)	16,724	3,357	(425,962)	Commodity Portfolio	Monthly
300 North Master	15.55%	21,345,654	(4,635,268)	27,842	24,985	(4,688,095)	Commodity Portfolio	Monthly
Principle Master	14.00%	19,220,899	(2,354,404)	34,963	19,029	(2,408,396)	Commodity Portfolio	Monthly

Total		$122,911,240	$(9,892,520)	$218,019	$105,379	$(10,215,918)

	December 31, 2013		For the three months ended March 31, 2013
	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
Funds				Clearing Fees	Other
Waypoint Master	—%	$—	$165,844	$7,043	$9,086	$149,715	Commodity Portfolio	Monthly
Blackwater Master	15.14%	24,550,063	765,025	27,323	9,584	728,118	Commodity Portfolio	Monthly
PGR Master	—%	—	2,672,212	18,849	13,169	2,640,194	Commodity Portfolio	Monthly
JEM Master	—%	—	(659,815)	244,748	11,820	(916,383)	Commodity Portfolio	Monthly
Cirrus Master	—%	—	1,296,595	19,620	14,872	1,262,103	Commodity Portfolio	Monthly
SECOR Master	9.49%	15,383,266	—	—	—	—	Commodity Portfolio	Monthly
Cambridge Master	16.17%	26,222,525	711,114	—	22,436	688,678	Energy Markets	Monthly
Willowbridge Master	8.86%	14,357,559	792,106	33,691	10,429	747,986	Commodity Portfolio	Monthly
300 North Master	15.04%	24,373,736	538,271	2,734	6,200	529,337	Commodity Portfolio	Monthly
Principle Master	11.47%	18,599,026	(174,815)	6,731	6,200	(187,746)	Commodity Portfolio	Monthly

Total		$123,486,175	$6,106,537	$360,739	$103,796	$5,642,002

Emerging CTA Portfolio L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

6. Financial Instrument Risks:

In the normal course of business, the Partnership and the Funds are parties to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forwards and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 38.4% to 63.9% of the Partnership’s/Fund’s contracts are traded OTC.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds had credit risk and concentration risk during the reporting period and prior periods included in this report, as CGM and/or MS&Co. or their affiliates were the sole counterparties or brokers with respect to the Partnership’s/Funds’ assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through CGM/MS&Co., the Partnership’s/Funds’ counterparty is an exchange or clearing organization. The Partnership and the Funds continue to be subject to such risks with respect to MS&Co.

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

March 31, 2014

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

Emerging CTA Portfolio L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

The Partnership and the Funds will separately present purchases, sales, issuances and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation as well as the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards, swaps and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain option contracts for which market quotations are not readily available, are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended March 31, 2014 and December 31, 2013, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). For the three months ended March 31, 2014 and the twelve months ended December 31, 2013, there were no transfers of assets and liabilities between Level 1 and Level 2.

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

March 31, 2014

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

Investment Company Status. Effective January 1, 2014, the Partnership adopted, ASU 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements.” ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the investment company’s status as an investment company. ASU 2013-08 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of this ASU did not have a material impact on the Partnership’s financial statements. Based on management’s assessment, the Partnership has been deemed to be an investment company since inception. It has all of the fundamental and typical characteristics of an investment company.

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

Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and has determined that, other than that referenced in Note 1 to the financial statements, there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its assets are its (i) investments in the Funds, (ii) equity in its trading account, consisting of cash and cash margin, net unrealized appreciation on open futures contracts net unrealized appreciation on open forward contracts and options purchased and (iii) interest receivable. The Funds only assets are their equity in trading accounts consisting of cash and cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on forward contracts and options purchased, if applicable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments and investment in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2014.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by net realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2014, Partnership capital decreased 15.3% from $162,121,688 to $137,297,882. This decrease was attributable to a net loss of $14,507,196, coupled with the redemptions of 11,163.9460 Class A Redeemable Units totaling $13,856,617, which was partially offset by the subscriptions of 2,741.2500 Class A Redeemable Units totaling $3,540,007. Future redemptions can impact the amount of funds available for investment in Funds in subsequent periods.

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

Results of Operations

During the Partnership’s first quarter of 2014 the net asset value per unit decreased 8.9% from $1,350.40 to $1,229.92, as compared to an increase of 0.7% in the first quarter of 2013. The Partnership experienced a net trading loss before fees and expenses in the first quarter 2014 of $12,058,205. Losses were primarily attributable to the Partnership’s/Funds trading of commodity futures in energy, indices, non-U.S. interest rates, metals and softs and were partially offset by gains in currencies, grains, livestock and U.S. interest rates. The Partnership experienced a net trading gain before fees and expenses in the first quarter of 2013 of $4,856,171. Gains were primarily attributable to the Partnership’s/Funds trading of commodity futures in currencies, non-U.S. interest rates, livestock and indices and were partially offset by losses in energy, grains, U.S. interest rates, metals and softs.

The most significant losses were recorded within the global stock index markets during January from long positions in U.S., European, and Asian equity index futures as prices declined following softer-than-expected economic data in the U.S. and China, along with political and economic headwinds facing emerging markets. Additional losses in this sector were incurred from long equity index futures positions as prices declined in the first half of the March amid unrest in Russian-Ukrainian relations and weak Chinese economic data. In the energy complex, losses were recorded in January and February from short futures positions in natural gas and petroleum distillates as prices advanced following cold weather in the U.S., which boosted demand for heating fuel. Within the metals complex, losses were experienced during February from short positions in gold and silver futures as prices increased after investors looked to the precious metals amid increased geopolitical tensions and discouraging U.S. economic data. Losses within the global interest rates sector were recorded primarily during February from long Australian fixed income futures positions, as prices declined during the first half of the month. A portion of the Partnership’s losses for the quarter was offset by gains incurred within the currency markets during January from short Australian dollar positions as its value weakened following speculation the Reserve Bank of Australia would cut interest-rates amid signs the nation’s economy is struggling to create jobs. Additional gains in the this sector were experienced in March from short Hungarian forint positions versus the U.S. dollar as its values declined following Hungary’s central bank cutting interest rates and concern that rising geopolitical tensions between Ukraine and Russia may threaten the Hungarian economy. In the agricultural complex, gains were achieved during February and March primarily from long positions in soybean and soybean meal futures as prices advanced after adverse weather conditions in the U.S. and Brazil lowered crop estimates.

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

        Interest income on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account during each month was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days or at the monthly average of the 4-week U.S. Treasury bill discount rate. Interest income for the three months ended March 31, 2014 decreased by $16,286 as compared to the corresponding period in 2013. The decrease in interest income is due to lower U.S. Treasury bill rates and lower average net assets during the three months ended March 31, 2014, as compared to the corresponding period in 2013. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership and the Funds depends on the average daily equity in the Partnership’s and the Funds’ accounts and upon interest rates over which neither the Partnership/Funds nor CGM and/or MS&Co. has control.

Ongoing selling agent/brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. Ongoing selling agent/brokerage fees for the three months ended March 31, 2014 decreased by $324,168 as compared to the corresponding period in 2013. The decrease in ongoing selling agent/brokerage fees is due to lower average net assets during the three months ended March 31, 2014, as compared to the corresponding period in 2013.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees for the three months ended March 31, 2014 decreased by $158,907 as compared to the corresponding period in 2013. The decrease in clearing fees is primarily due to a decrease in the number of trades during the three months ended March 31, 2014, as compared to the corresponding period in 2013.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. Management fees for the three months ended March 31, 2014 decreased by $165,713 as compared to the corresponding period in 2013. The decrease in management fees is due to lower average net assets during the three months ended March 31, 2014, as compared to the corresponding period in 2013.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. Administrative fees for the three months ended March 31, 2014 decreased by $45,589 as compared to the corresponding period in 2013. The decrease in administrative fees is due to lower average net assets during the three months ended March 31, 2014, as compared to the corresponding period in 2013.

Incentive fees paid by the Partnership to the Advisors are based on the new trading profits generated by each Advisor at the end of the quarter, as defined in the management agreements among the Partnership, the General Partner and each Advisor. Trading performance for the three months ended March 31, 2014 resulted in the reversal of the incentive fee in the amount of $12,209. Trading performance for the three months ended March 31, 2013 resulted in incentive fees of $372,419.

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

As of March 31, 2014 and December 31, 2013, the Partnership’s assets were allocated among these Advisors in the following approximate percentages:

Advisor	March 31, 2014		December 31, 2013
PGR	—	0%	$8,133,692	5%
Blackwater	$18,823,268	14%	$24,462,545	15%
Willowbridge	$14,741,867	11%	$14,290,561	9%
SECOR	$17,161,084	12%	$15,306,326	10%
Cambridge	$28,760,710	21%	$26,102,265	16%
300 North Capital	$19,741,472	14%	$24,262,009	15%
Principle	$14,127,911	10%	$18,513,668	11%
Other	$23,941,570	18%	$31,050,622	19%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. With the exception of certain non-major advisors, the Advisors currently trade the Partnership’s assets indirectly in master fund managed accounts established in the name of the master fund over which they have been granted limited authority to make trading decisions. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly and through its investments in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e., in the managed accounts in the Partnership’s name traded by certain non-major advisors), and indirectly by each Fund separately. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2014 and December 31, 2013, as applicable. As of March 31, 2014, the Partnership’s total capitalization was $137,297,882.

March 31, 2014

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$18,637,734	13.57%
Energy	1,654,604	1.21%
Grains	406,059	0.30%
Indices	1,909,805	1.39%
Interest Rates U.S.	774,932	0.56%
Interest Rates Non-U.S.	1,240,625	0.90%
Livestock	22,957	0.02%
Metals	923,571	0.67%
Softs	83,160	0.07%

Total	$25,653,447	18.69%

As of December 31, 2013, the Partnership’s total capitalization was $162,121,688.

December 31, 2013

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$9,798,209	6.04%
Energy	810,779	0.50%
Grains	542,380	0.33%
Indices	6,287,254	3.88%
Interest Rates U.S.	921,670	0.57%
Interest Rates Non-U.S.	1,459,970	0.90%
Livestock	134,659	0.08%
Metals	2,191,744	1.35%
Softs	149,935	0.10%

Total	$22,296,600	13.75%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and through its investments in the Funds by market category as of March 31, 2014 and December 31, 2013, the highest, lowest and average values during the three months ended March 31, 2014 and the twelve months ended December 31, 2013. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of March 31, 2014, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

March 31, 2014

			Three Months Ended March 31, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,928,821	1.40%	$3,839,860	$1,978,821	$2,747,534
Energy	1,302,395	0.95%	1,598,393	66,947	798,888
Grains	171,395	0.13%	585,692	60,210	181,663
Indices	898,112	0.65%	3,176,740	558,943	889,915
Interest Rates U.S.	209,303	0.15%	270,884	59,424	108,708
Interest Rates Non-U.S.	657,828	0.48%	939,557	257,284	626,850
Livestock	50,828	0.04%	63,788	1,350	34,706
Metals	185,075	0.13%	185,075	24,530	130,378
Softs	189,970	0.14%	224,950	76,945	128,993

Total	$5,593,727	4.07%

*	Average of month-end Values at Risk.

As of December 31, 2013, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

December 31, 2013

			Twelve months ended December 31, 2013
Market Sector	Value at Risk	% of Total Capital	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$2,730,072	1.69%	$3,330,421	$32,900	$579,457
Energy	391,078	0.24%	391,078	77,616	53,533
Grains	585,692	0.36%	621,898	242,632	94,657
Indices	2,547,873	1.57%	3,758,951	676,026	2,060,613
Interest Rates U.S.	263,677	0.16%	502,502	1,100	171,295
Interest Rates Non-U.S.	937,148	0.58%	1,366,132	64,294	675,932
Livestock	20,959	0.01%	39,150	4,050	4,078
Metals	156,585	0.10%	314,264	76,423	50,138
Softs	174,900	0.11%	207,625	1,705	28,951

Total	$7,807,984	4.82%

*	Annual average of month-end Values at Risk.

As of December 31, 2013, PGR Master’s (prior to its redemptions) total capitalization was $10,759,375. The Partnership owned approximately 58.2% of PGR Master. As of December 31, 2013, PGR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to PGR for trading) was as follows:

December 31, 2013

			Twelve months ended December 31, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$251,435	2.34%	$731,638	$171,887	$422,291
Energy	114,238	1.06%	825,250	58,419	355,521
Grains	159,794	1.48%	363,285	94,025	251,672
Indices	800,050	7.44%	3,659,039	800,050	2,263,556
Interest Rates U.S.	119,982	1.12%	474,150	54,992	197,251
Interest Rates Non -U.S.	280,646	2.61%	1,727,471	248,116	767,408
Livestock	4,050	0.04%	24,000	1,000	9,942
Metals	260,728	2.42%	1,299,200	203,450	585,994
Softs	89,691	0.83%	274,063	86,559	193,899

Total	$2,080,614	19.34%

*	Annual average month-end Values at Risk.

As of March 31, 2014, Blackwater Master’s total capitalization was $55,585,712. The Partnership owned approximately 38.5% of Blackwater Master. As of March 31, 2014, Blackwater Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Blackwater for trading) was as follows:

March 31, 2014

			Three Months Ended March 31, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*

Currencies	$2,258,107	4.06%	$2,771,351	$723,783	$2,283,180
Energy	315,920	0.57%	525,965	145,751	407,319
Grains	280,125	0.51%	938,926	197,377	421,000
Indices	591,042	1.06%	3,462,814	591,042	1,238,027
Interest Rates U.S.	93,610	0.17%	655,463	93,610	241,633
Interest Rates Non -U.S.	568,152	1.02%	1,412,783	568,152	788,107
Metals	688,781	1.24%	2,895,022	550,310	1,633,575

Total	$4,795,737	8.63%

*	Average of month-end Values at Risk.

As of December 31, 2013, Blackwater Master’s total capitalization was $63,325,773. The Partnership owned approximately 38.8% of Blackwater Master. As of December 31, 2013, Blackwater Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Blackwater for trading) was as follows:

December 31, 2013

			Twelve months ended December 31, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,840,305	2.91%	$4,682,024	$288,643	$1,519,891
Energy	494,616	0.78%	2,022,000	56,625	831,779
Grains	738,262	1.17%	1,421,500	194,600	630,543
Indices	2,912,606	4.60%	4,710,210	1,221,043	3,016,332
Interest Rates U.S.	655,463	1.03%	655,463	20,900	231,447
Interest Rates Non -U.S.	1,412,783	2.23%	1,674,803	186,215	928,368
Livestock	314,888	0.50%	401,963	15,000	154,801
Metals	1,722,627	2.72%	2,838,178	56,320	998,173

Total	$10,091,550	15.94%

*	Annual average month-end Values at Risk.

As of March 31, 2014, Cambridge Master’s total capital was $40,071,565. The Partnership owned approximately 72.1% of Cambridge Master. As of March 31, 2014, Cambridge Master’s Value at Risk for its assets (including the to portion of the Partnership’s assets allocated Cambridge for trading) was as follows:

March 31, 2014

			Three Months Ended March 31, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$19,063,211	47.57%	$22,535,983	$6,805,244	$19,504,577

Total	$19,063,211	47.57%

*	Average of month-end Values at Risk.

As of December 31, 2013, Cambridge Master’s total capitalization was $37,521,384. The Partnership owned approximately 69.9% of Cambridge Master. As of December 31, 2013, Cambridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Cambridge for trading) was as follows:

December 31, 2013

			Twelve months ended December 31, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$7,040,583	18.76%	$18,193,109	$3,957,766	$9,986,113

Total	$7,040,583	18.76%

*	Annual average month-end Values at Risk.

As of March 31, 2014, Willowbridge Master’s total capitalization was $82,981,815. The Partnership owned approximately 17.8% of Willowbridge Master. As of March 31, 2014, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:

March 31, 2014

			Three Months Ended March 31, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$154,241	0.19%	$3,732,814	$154,241	$732,501
Energy	1,563,212	1.88%	2,399,584	59,187	1,168,501
Interest Rates U.S.	1,240,817	1.50%	2,747,588	537,550	1,468,628
Interest Rates Non-U.S.	1,254,087	1.51%	1,457,323	179,050	993,578

Total	$4,212,357	5.08%

*	Average of month-end Values at Risk.

As of December 31, 2013 Willowbridge Master’s total capitalization was $88,383,660. The Partnership owned approximately 15.2% of Willowbridge Master. As of December 31, 2013, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership assets allocated to Willowbridge for trading) was as follows:

December 31, 2013

			Twelve months ended December 31, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$3,210,939	3.63%	$4,945,148	$148,500	$1,861,929
Energy	726,752	0.82%	2,264,273	46,200	424,936
Indices	684,033	0.77%	6,842,689	21,635	594,408
Interest Rates U.S.	537,550	0.61%	3,564,310	8,280	911,307
Interest Rates Non-U.S.	289,287	0.33%	1,216,176	2,178	337,625

Total	$5,448,561	6.16%

*	Annual average month-end Values at Risk.

As of March 31, 2014, 300 North Master’s total capitalization was $21,343,978 and there were no amount at risk. The Partnership owned 100% of 300 North Master.

As of December 31, 2013, 300 North Master’s total capitalization was $24,373,489. The Partnership owned 100.0% of 300 North Master. As of December 31, 2013, 300 North Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to 300 North Capital for trading) was as follows:

December 31, 2013

			Twelve months ended December 31, 2013
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

As of March 31, 2014, SECOR Master total capitalization was $17,250,966. The Partnership owned 100% of SECOR Master. As of March 31, 2014, SECOR Master Value at Risk for its assets (including the portion of the Partnership’s assets allocated to SECOR for trading) was as follows:

March 31, 2014

			Three Months Ended March 31, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$3,996,333	23.17%	$4,119,459	$2,706,523	$3,433,257
Energy	83,611	0.49%	154,034	34,891	97,225
Grains	298,211	1.73%	298,234	89,917	199,764
Indices	1,682,254	9.75%	3,408,330	1,652,478	2,140,100
Interest Rates U.S.	518,027	3.00%	771,591	154,780	618,371
Interest Rates Non-U.S.	798,659	4.63%	1,045,533	393,860	695,605
Livestock	22,957	0.13%	52,886	5,704	33,910
Metals	658,390	3.82%	1,154,087	658,390	831,911
Softs	83,160	0.48%	165,550	76,395	116,013

Total	$8,141,602	47.20%

*	Average of month-end Values at Risk.

As of December 31, 2013 SECOR Master’s total capitalization was $15,383,092. The Partnership owned 100.0% of SECOR Master. As of December 31, 2013, SECOR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to SECOR for trading) was as follows:

December 31, 2013

			Twelve months ended December 31, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$3,373,250	21.93%	$4,555,067	$1,975,945	$3,259,540
Energy	43,483	0.28%	296,065	43,483	116,140
Grains	162,934	1.06%	336,232	162,934	236,096
Indices	2,185,611	14.21%	3,225,557	573,272	1,544,256
Interest Rates U.S.	463,563	3.01%	538,858	19,995	370,398
Interest Rates Non-U.S.	622,292	4.04%	923,051	164,929	507,120
Livestock	10,125	0.07%	75,094	10,125	40,973
Metals	901,096	5.86%	901,096	314,456	576,001
Softs	97,735	0.64%	199,540	81,070	131,615

Total	$7,860,089	51.10%

*	For the period August 1, 2013 (commencement of trading operations) to December 31, 2013 average of month-end Values at Risk.

As of March 31, 2014, Principle Master’s total capitalization was $19,220,348. The Partnership owned 100% of Principle Master. As of March 31, 2014, Principle Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Principle for trading) was as follows:

March 31, 2014

			Three Months Ended March 31, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$1,171,112	6.09%	$1,263,274	$101,840	$458,739

Total	$1,171,112	6.09%

*	Average of month-end Values at Risk.

As of December 31, 2013 Principle Master’s total capitalization was $18,598,818. The Partnership owned 100% of Principle Master. As of December 31, 2013, Principle Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Principle for trading) was as follows:

December 31, 2013

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$398,432	2.14%	$1,798,212	$102,921	$524,211

Total	$398,432	2.14%

*	For the period March 1, 2013 (commencement of trading operations) to December 31, 2013 average of month-end Values at Risk.

Item 4.	Controls and Procedures

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2014 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material legal proceedings pending against the Partnership nor the General Partner.

The following information supplements and amends the discussion set forth under Part I, Item 3. “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC.

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the Securities and Exchange Commission as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2013, 2012, 2011, 2010 and 2009.

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

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $56 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $56 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co. and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s claims brought under the Securities Act of 1933, as amended, were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. A bellwether trial is currently scheduled to begin in September 2014. MS&Co. is not a defendant in connection with the securitizations at issue in that trial. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $309 million, and the certificates had incurred actual losses of approximately $5 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $309 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois styled Federal

Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. MS&Co. filed its answer on December 21, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $57 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $57 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 25, 2010, MS&Co., certain affiliates and Pinnacle Performance Limited, a special purpose vehicle, were named as defendants in a purported class action related to securities issued by the special purpose vehicle in Singapore, commonly referred to as Pinnacle Notes. The case is styled Ge Dandong, et al. v. Pinnacle Performance Ltd., et al. and is pending in the United States District Court for the Southern District of New York (“SDNY”). An amended complaint was filed on October 22, 2012. The court denied defendants’ motion to dismiss the amended complaint on August 22, 2013 and granted class certification on October 17, 2013. On October 30, 2013, defendants filed a petition for permission to appeal the court’s decision granting class certification. On January 31, 2014, plaintiffs filed a second amended complaint. The second amended complaint alleges that the defendants engaged in a fraudulent scheme to defraud investors by structuring the Pinnacle Notes to fail and benefited subsequently from the securities’ failure. In addition, the second amended complaint alleges that the securities’ offering materials contained material misstatements or omissions regarding the securities’ underlying assets and the alleged conflicts of interest between the defendants and the investors. The second amended complaint asserts common law claims of fraud, aiding and abetting fraud, fraudulent inducement, aiding and abetting fraudulent inducement, and breach of the implied covenant of good faith and fair dealing. On March 25, 2014, the court denied defendants’ petition seeking permission to appeal the court’s decision granting class certification. Plaintiffs seek damages of approximately $138.7 million, rescission, punitive damages, and interest.

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

or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which was granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $78 million, and the certificates had incurred actual losses of $1 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $78 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against MS&Co. in the Supreme Court of NY, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to plaintiffs by MS&Co. was approximately $104 million. The complaint raises common law claims of fraud, fraudulent inducement, aiding and abetting fraud and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with plaintiffs’ purchases of such certificates. On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order MS&Co. appealed on April 11, 2013. On May 3, 2013, MS&Co. filed its answer to the amended complaint. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $99 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $99 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co. was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. MS&Co. filed its answer on August 17, 2012. Trial is currently scheduled to begin in May 2015. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $115 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $115 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B., filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation, as Receiver for Franklin Bank S.S.B. v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to the plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. The complaints each raised claims under both federal securities law and the Texas Securities Act and each seeks, among other things, compensatory damages associated with plaintiff’s purchase of such certificates. On March 20, 2012, MS&Co. filed answers to the complaints in both cases. On June 7, 2012, the two cases were consolidated. On January 10, 2013, MS&Co. filed a motion for summary judgment and special exceptions with respect to plaintiff’s claims. On February 6, 2013, the FDIC filed an amended consolidated complaint. On February 25, 2013, MS&Co. filed a motion for summary judgment and special exceptions, which motion was denied in substantial part on April 26, 2013. On May 3, 2013, the FDIC filed a second amended consolidated complaint. Trial is currently scheduled to begin in November 2014. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $52 million, and the certificates had incurred actual losses of approximately $5 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $52 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. was approximately $758 million. The amended complaint raised common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory and/or rescissionary damages, as well as punitive damages, associated with plaintiffs’ purchases of such certificates. On January 23, 2014, the parties reached an agreement in principle to settle the litigation. On April 25, 2014, the parties filed a stipulation of voluntary discontinuance of the action with prejudice.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey Racketeer Influenced and Corrupt Organizations Act, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On April 26, 2013, the defendants filed an answer to the amended complaint. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $636 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $636 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $141 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On April 22, 2014, the defendants’ motion to dismiss was denied in substantial part. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $76 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $76 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs.

On September 23, 2013, plaintiffs in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against MS&Co. and certain affiliates in the SDNY. The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to plaintiffs of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiffs was approximately $417 million. The complaint alleges causes of action against MS&Co. for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, as amended, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissionary and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014, the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933, as amended, and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $220 million, and the certificates had incurred actual losses of $25 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $220 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Additional lawsuits containing claims similar to those described above may be filed in the future. In the course of its business, MS&Co., as a major futures commission merchant, is party to various civil actions, claims and routine regulatory investigations and proceedings that the General Partner believes do not have a material effect on the business of MS&Co. MS&Co. may establish reserves from time to time in connections with such actions.

Item 1A.	Risk Factors

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended March 31, 2014, there were 2,741.2500 subscriptions of Class A Redeemable Units totaling $3,540,007. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used in the trading of commodity interests including futures contracts, options, forward and swap contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2014- January 31, 2014	1,219.7850	$1,273.83	N/A	N/A
February 1, 2014- February 28, 2014	1,833.9780	$1,269.34	N/A	N/A
March 1, 2014- March 31, 2014	8,110.1830	$1,229.92	N/A	N/A
	11,163.9460	$1,241.19

*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.
**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 3.	Defaults Upon Senior Securities. None.

Item 4.	Mine Safety Disclosures. Not Applicable.

Item 5.	Other Information. None.

Item 6.	Exhibits

3.1(a)	Certificate of Limited Partnership dated June 30, 2003 (filed as Exhibit 3.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(b)	Certificate of Amendment of the Certificate of Limited Partnership dated September 21, 2005 (filed as Exhibit 3.1(a) to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(c)	Certificate of Amendment of the Certificate of Limited Partnership dated September 19, 2008 (filed as Exhibit 3.1(c) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(d)	Certificate of Amendment of the Certificate of Limited Partnership dated September 28, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(e)	Certificate of Amendment of the Certificate of Limited Partnership dated June 30, 2010 (filed as Exhibit 3.1(e) to the Current Report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

(f)	Certificate of Amendment to the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as Exhibit 3.1 to the Form 8-K filed on September 7, 2011 and incorporated herein by reference).

(g)	Certificate of Amendment to the Certificate of Limited Partnership dated August 7, 2013 (filed as Exhibit 3.1(g) to the Quarterly Report on Form 10-Q filed on August 14, 2013 and incorporated herein by reference).

3.2	Fourth Amended and Restated Limited Partnership Agreement (filed as Exhibit 3.2 to the Annual Report on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.1	Management Agreement among the Partnership, the General Partner and Waypoint Capital Management LLC (filed as Exhibit 10.4 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

10.2	Customer Agreement between the Partnership, the General Partner and CGM (filed as Exhibit 10.9 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

10.3	Form of Subscription Agreement (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on November 14, 2012 and incorporated herein by reference).

10.4(a)

Alternative Investment Selling Agent Agreement between the Partnership, the General Partner and Morgan Stanley Wealth Management effective October 1, 2013 (filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

(b)	Letter Amendment to the Alternative Investment Selling Agent Agreement among the Partnership, the General Partner and Morgan Stanley Wealth Management, effective April 1, 2014 (filed herewith).

10.5(a)	Management Agreement among the Partnership, the General Partner and PGR Capital LLP (filed as Exhibit 10.12 to the Current Report on Form 8-K Filed on November 4, 2010 and incorporated herein by reference).

10.6(a)	Management Agreement among the Partnership, the General Partner and Blackwater Capital Management LLC (filed as Exhibit 10.13 to the Current Report on Form 8-K filed on November 4, 2010 and incorporated herein by reference).

(b)	Amendment to the Management Agreement among the Partnership, the General Partner and Blackwater Capital Management LLC (filed herewith).

(c)	Letter from the General Partner to Blackwater Capital Management LLC extending the Management Agreement from June 30, 2013 to June 30, 2014 (filed as Exhibit 10.7(b) to the Annual Report on Form 10-K filed on March 28, 2014 and incorporated herein by reference).

10.7(a)	Management Agreement among the Partnership, the General Partner and J E Moody & Company LLC (filed as Exhibit 10.14 to the current report on Form 8-K filed on January 3, 2011 and incorporated herein by reference).

(b)	Letter from the General Partner to J E Moody & Company LLC extending the Management Agreement from June 30, 2013 to June 30, 2014 (filed as Exhibit 10.8(b) to the Annual Report on Form 10-K filed on March 28, 2014 and incorporated herein by reference).

10.8(a)	Management Agreement among the Partnership, the General Partner and Cirrus Capital Management LLC (filed as Exhibit 10.1 to the current report on Form 8-K filed on January 3, 2011 and incorporated herein by reference).

10.9(a)	Management Agreement among the Partnership, the General Partner and Willowbridge Associates Inc. (filed as Exhibit 10.17 to the Current Report on Form 8-K filed on June 2, 2011 and incorporated herein by reference).

(b)	Amendment to the Management Agreement among the Partnership, the General Partner and Willowbridge Associates, Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 7, 2013 and incorporated herein by reference).

(c)	Letter from the General Partner to Willowbridge Associates Inc. extending the Management Agreement from June 30, 2013 to June 30, 2014 (filed as Exhibit 10.10(c) to the Annual Report on Form 10-K filed on March 28, 2014 and incorporated herein by reference).

10.10	Management Agreement among the Partnership, the General Partner and Rotella Capital Management, Inc. (filed as Exhibit 10.13 to the Quarterly Report on Form 10-Q filed on November 14, 2012 and incorporated herein by reference).

10.11(a)	Management Agreement among the Partnership, the General Partner and Cambridge Strategy (Asset Management) Limited (filed as Exhibit 10.14 to the Quarterly Report on Form 10-Q filed on November 14, 2012 and incorporated herein by reference).

(b)	Letter from the General Partner to Cambridge Strategy (Asset Management) Limited extending the Management Agreement from June 30, 2013 to June 30, 2014 (filed as Exhibit 10.12(b) to the Annual Report on Form 10-K filed on March 28, 2014 and incorporated herein by reference).

10.12(a)	Management Agreement among the Partnership, the General Partner and Bleecker Street Capital, LLC (filed as Exhibit 10.15 to the Quarterly Report on Form 10-Q filed on November 14, 2012 and incorporated herein by reference).

(b)	Letter from the General Partner to Bleecker Street Capital LLC extending the Management Agreement from June 30, 2013 to June 30, 2014 (filed as Exhibit 10.13(b) to the Annual Report on Form 10-K filed on March 28, 2014 and incorporated herein by reference).

10.13(a)	Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.14(a) to the Annual Report on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

(b)	Amendment No. 5 to Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.14(b) to the Annual Report on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.14	Management Agreement among the Partnership, the General Partner and SECOR Capital Advisors, LP (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 7, 2013 and incorporated herein by reference).

10.15	Commodity Futures Customer Agreement between the Partnership and MS&Co., effective August 21, 2013 (filed as Exhibit 10.17 to the Quarterly Report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

10.16(a)	Management Agreement among the Partnership, the General Partner and Principle Capital Management, LLC (filed as Exhibit 10.18 to the Quarterly Report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

(b)	Letter from the General Partner to Principle Capital Management, LLC extending the Management Agreement from June 30, 2013 to June 30, 2014 (filed as Exhibit 10.18(b) to the Annual Report on Form 10-K filed on March 28, 2014 and incorporated herein by reference).

10.17(a)	Management Agreement among the Partnership, the General Partner and 300 North Capital Management LLC (filed as Exhibit 10.19 to the Quarterly Report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

(b)	Letter from the General Partner to 300 North Capital Management LLC extending the Management Agreement from June 30, 2013 to June 30, 2014 (filed as Exhibit 10.19(b) to the Annual Report on Form 10-K filed on March 28, 2014 and incorporated herein by reference).

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

Date: May 14, 2014

By:	/s/ Alice Lonero
Alice Lonero Chief Financial Officer (Principal Accounting Officer)

Date: May 14, 2014