Form 10-Q
period 2014-06-30
EMERGING CTA PORTFOLIO LP
filed 2014-08-13
CIK 1269190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes -  No X

As of July 31, 2014, 96,493.7322 Limited Partnership Class A Redeemable Units were outstanding.

EMERGING CTA PORTFOLIO L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Emerging CTA Portfolio L.P.

Statements of Financial Condition

	(Unaudited) June 30, 2014	December 31, 2013

Assets:
Investment in Funds, at fair value	$98,426,826	$123,486,175
Redemptions receivable from Funds	—	14,986,312
Equity in trading account:
Cash	26,726,497	24,966,156
Cash margin	6,120,313	4,901,267
Net unrealized appreciation on open futures contracts	—	634,229
Options purchased, at fair value (cost $48,384 and $1,372,875 at June 30, 2014 and December 31, 2013, respectively)	806	1,278,375

Total trading equity	131,274,442	170,252,514
Interest receivable	576	333

Total assets	$131,275,018	170,252,847

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$19,181	$—
Net unrealized depreciation on open forward contracts	42,721	—
Options premium received, at fair value (premium $1,135,834 and $517,125 at June 30, 2014 and December 31, 2013, respectively)	214,499	322,350
Accrued expenses:
Ongoing selling agent fees	272,904	495,616
Management fees	153,303	179,798
Administrative fees	54,544	70,741
Incentive fees	—	12,209
Clearing fees due to MS&Co.	4,916	5,003
Other	88,083	147,797
Redemptions payable	2,672,872	6,897,645

Total liabilities	3,523,023	8,131,159

Partners’ Capital:
General Partner, 1,512.9756 Class A Unit equivalents outstanding at June 30, 2014 and December 31, 2013	1,889,739	2,043,122
Limited Partners, 100,768.6972 and 118,541.4712 Class A Redeemable Units outstanding at June 30, 2014 and December 31, 2013, respectively	125,862,256	160,078,566

Total partners’ capital	127,751,995	162,121,688

Total liabilities and partners’ capital	$131,275,018	170,252,847

Net asset value per unit, Class A	$1,249.02	1,350.40

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.

Condensed Schedule of Investments

June 30, 2014

(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	16	$1,775	0.00 *%
Energy	61	(2,324)	(0.00)*
Grains	21	(60,772)	(0.05)
Indices	90	(42,385)	(0.03)
Interest Rates Non-U.S.	17	14,045	0.01
Interest Rates U.S.	54	46,453	0.04
Livestock	20	14,266	0.01

Total futures contracts purchased		(28,942)	(0.02)

Futures Contracts Sold
Energy	6	2,178	0.00 *
Grains	66	38,765	0.03
Indices	128	58,705	0.05
Interest Rates Non-U.S.	54	(47,071)	(0.04)
Metals	16	(48,307)	(0.04)
Softs	51	5,491	0.00 *

Total futures contracts sold		9,761	0.00 *

Net unrealized depreciation on open futures contracts		(19,181)	(0.02)

Unrealized Appreciation on Open Forward Contracts
Currencies	$14,837,352	110,499	0.09

Total unrealized appreciation on open forward contracts		110,499	0.09

Unrealized Depreciation on Open Forward Contracts
Currencies	$26,629,323	(153,220)	(0.12)

Total unrealized depreciation on open forward contracts		(153,220)	(0.12)

Net unrealized depreciation on open forward contracts		(42,721)	(0.03)

Options Purchased
Put
Energy	192	806	0.00 *

Total options purchased		806	0.00 *

Options Premium Received
Call
Energy	763	(171,393)	(0.14)
Put
Energy	1,723	(43,106)	(0.03)

Total options premium received		(214,499)	(0.17)

Investment in Funds
Blackwater Master Fund L.P.		10,702,354	8.38
Secor Master Fund L.P.		18,765,393	14.69
Cambridge Master Fund L.P.		23,244,008	18.19
CMF Willowbridge Master Fund L.P.		11,918,145	9.33
300 North Capital Master Fund L.P.		20,474,262	16.03
Principle Master Fund L.P.		13,322,664	10.43

Total investment in Funds		98,426,826	77.05

Net fair value		$98,151,231	76.83%

*	Due to rounding

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

Emerging CTA Portfolio L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Investment Income:
Interest income	$1,150	$1,193	$3,167	$5,249
Interest income from investment in Funds	4,364	9,973	14,381	34,237

Total investment income	5,514	11,166	17,548	39,486

Expenses:
Clearing fees	258,099	436,060	530,790	867,658
Ongoing selling agent fees	843,121	1,661,245	2,173,197	3,315,489
Management fees	469,374	689,744	979,149	1,365,232
Administrative fees	168,531	236,432	358,397	471,887
Incentive fees	—	773,152	(12,209)	1,145,571
Other	246,891	284,107	417,717	460,433

Total expenses	1,986,016	4,080,740	4,447,041	7,626,270

Net investment income (loss)	(1,980,502)	(4,069,574)	(4,429,493)	(7,586,784)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in Funds:
Net realized gains (losses) on closed contracts	121,228	558,128	(2,402,842)	(522,813)
Net realized gains (losses) on investment in Funds	5,936,062	7,548,615	1,489,141	21,372,357
Change in net unrealized gains (losses) on open contracts	(291,051)	108,822	77,351	(36,335)
Change in net unrealized gains (losses) on investment in Funds	(1,744,148)	1,435,481	(7,199,764)	(6,305,992)

Total trading results	4,022,091	9,651,046	(8,036,114)	14,507,217

Net income (loss)	2,041,589	5,581,472	(12,465,607)	6,920,433
Subscriptions — Limited Partners	2,281,716	4,348,476	5,821,723	8,593,636
Redemptions — Limited Partners	(13,869,192)	(7,112,086)	(27,725,809)	(18,762,147)
Redemptions — General Partner	—	(200,699)	—	(200,699)

Net increase (decrease) in Partners’ Capital	(9,545,887)	2,617,163	(34,369,693)	(3,448,777)
Partners’ Capital, beginning of period	137,297,882	182,086,006	162,121,688	188,151,946

Partners’ Capital, end of period	$127,751,995	$184,703,169	$127,751,995	$184,703,169

Net asset value per unit, Class A (102,281.6728 and 130,888.9408 units outstanding at June 30, 2014 and 2013, respectively)	$1,249.02	$1,411.14	$1,249.02	$1,411.14

Net income (loss) per unit*	$19.10	$41.55	$(101.38)	$51.33

Weighted average Class A units outstanding	108,188.4101	133,411.6635	114,207.9641	135,472.0927

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

June 30, 2014

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

As of September 1, 2011, the Partnership began offering three classes of limited partnership interests: Class A units, Class D units and Class Z units; each will be referred to as a “Class” and collectively referred to as the “Classes.” All Redeemable Units issued prior to September 1, 2011 were deemed “Class A Units.” The rights, liabilities, risks, and fees associated with investment in the Class A Units were not changed. Class A Units and Class D Units are available to taxable U.S. individuals and institutions, as well as U.S. tax exempt individuals and institutions. Class Z Units will be offered to certain employees of Morgan Stanley Wealth Management and its affiliates (and their family members). The Class of units that a limited partner of the Partnership (each a “Limited Partner”) receives upon subscription will generally depend upon the amount invested in the Partnership or the status of the Limited Partner, although the General Partner may determine to offer units to investors at its discretion. As of June 30, 2014, there were no Redeemable Units outstanding in Class D or Class Z.

As of June 30, 2014, all trading decisions were made for the Partnership by its trading advisors (the “Advisors”) either directly, through individually managed accounts, or indirectly, through investments in other collective investment vehicles. Blackwater Capital Management, LLC, Willowbridge Associates Inc., SECOR Capital Advisors, LP, 300 North Capital LLC, Cambridge Strategy (Asset Management) Limited and Principle Capital Management LLC have been selected by the General Partner as the major commodity trading advisors. In addition, the General Partner has allocated the Partnership’s assets to additional non-major trading advisors (i.e. commodity trading advisors intended to be allocated less than 10% of the Partnership’s assets). Information about advisors allocated less than 10% of the Partnership’s assets may not be disclosed. The General Partner may allocate less than 10% of the Partnership’s assets to a new trading advisor or another trading program of a current Advisor. The Advisors are not affiliated with one another, are not affiliated with the General Partner, CGM or MS&Co. and are not responsible for the organization or operation of the Partnership.

Effective July 31, 2014, the Partnership terminated its management agreement with Principle Capital Management LLC and fully redeemed its investment in Principle Master Fund L.P.

During the six months ended June 30, 2014, the Partnerhip’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. During the prior periods included in this report, Citigroup Global Markets Inc. (“CGM”) also served as a commodity broker.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

June 30, 2014

(Unaudited)

During the second quarter of 2013, Cambridge Master Fund, L.P. (“Cambridge Master”) entered into a foreign exchange brokerage account agreement with MS&Co. Cambridge Master commenced foreign exchange trading through an account at MS&Co. on or about May 1, 2013. During the third quarter of 2013, CMF Willowbridge Master Fund L.P. (“Willowbridge Master”), Principle Master Fund L.P. (“Principle Master”) and Cambridge Master entered into a futures brokerage account agreement with MS&Co. Willowbridge Master, Principle Master and Cambridge Master commenced futures trading through accounts at MS&Co. on or about July 29, 2013, September 27, 2013 and September 1, 2013, respectively. SECOR Master Fund L.P continues to be a party to a futures brokerage account agreement with MS&Co. During the fourth quarter of 2013, 300 North Capital Master Fund L.P. and Blackwater Master Fund L.P. entered into a futures account agreement with MS&Co. and commenced trading through accounts at MS&Co. on or about October 2, 2013 and October 3, 2013, respectively. Effective August 21, 2013, the Partnership entered into a futures brokerage account agreement with MS&Co. and began transferring the brokerage account of the Partnership from CGM to MS&Co. The Partnership, directly and through its investment in the Funds, pays MS&Co. trading fees for the clearing and, where applicable, execution of transactions.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at June 30, 2014 and December 31, 2013, and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2014 and 2013. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2013.

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

Emerging CTA Portfolio L.P.

Notes to Financial Statements

June 30, 2014

(Unaudited)

2. Financial Highlights:

Changes in the net asset value per unit for Class A for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net realized and unrealized gains (losses)*	$27.24	$56.35	$(86.20)	$76.55
Interest Income	0.05	0.08	0.15	0.29
Expenses**	(8.19)	(14.88)	(15.33)	(25.51)

Increase (decrease) for the period	19.10	41.55	(101.38)	51.33
Net asset value per unit, beginning of period	1,229.92	1,369.59	1,350.40	1,359.81

Net asset value per unit, end of period	$1,249.02	$1,411.14	$1,249.02	$1,411.14

*	Includes ongoing selling agent and clearing fees. Net realized and unrealized gains (losses) excluding ongoing selling agent fees for the three months ended June 30, 2014 and 2013, and for the six months ended June 30, 2014 and 2013 were $37.44, $72.07, $(62.67) and $107.43, respectively.
**	Excludes ongoing selling agent and clearing fees .. Total expenses including ongoing selling agent fees for the three months ended June 30, 2014 and 2013 and for the six months ended June 30, 2014 and 2013 were $(18.39), $(30.60), $(38.86) and $(56.39), respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Ratios to average net assets:***
Net investment income (loss)	(6.0)%	(7.6)%	(6.3)%	(7.7)%
Incentive fees	0.0%	0.4%	0.0%	0.6%

Net investment income (loss) before incentive fees****	(6.0)%	(7.2)%	(6.3)%	(7.1)%

Operating expense	6.0%	7.2%	6.3%	7.1%
Incentive fees	0.0%	0.4%	0.0%	0.6%

Total expenses	6.0%	7.6%	6.3%	7.7%

Total return:
Total return before incentive fees	1.6%	3.4%	(7.5)%	4.4%
Incentive fees	0.0%	(0.4)%	0.0%	(0.6)%

Total return after incentive fees	1.6%	3.0%	(7.5)%	3.8%

***	Annualized (other than incentive fees).
****	Interest inc ome less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

June 30, 2014

(Unaudited)

3. Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses and Changes in Partners’ Capital.

The customer agreement among the Partnership, each of the Funds and MS&Co. gives, and the customer agreements between the Partnership and CGM and each of the Funds and CGM gave, the Partnership and the Funds the legal right to net unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition. The Partnership and the Funds net, for financial reporting purposes, the unrealized gains and losses on open futures and on open forward contracts on the Statements of Financial Condition, as the criteria under Accounting Standards Codification (“ASC”) 210-20, “Balance Sheet,” have been met.

All of the commodity interests owned by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended June 30, 2014 and 2013 were 660 and 1,568, respectively. The monthly average number of futures contracts traded directly by the Partnership during the six months ended June 30, 2014 and 2013 were 745 and 1,582, respectively. There were no metals forward contracts traded directly by the Partnership during the three months ended June 30, 2014 and 2013. The monthly average number of metals forward contracts traded directly by the Partnership during the six months ended June 30, 2014 and 2013, were 0 and 18, respectively. The monthly average number of option contracts held directly by the Partnership during the three months ended June 30, 2014 and 2013 were 2,392 and 0, respectively. The monthly average number of option contracts held directly by the Partnership during the six months ended June 30, 2014 and 2013 were 1,768 and 25, respectively. The monthly average notional value of currency forward contracts held directly by the Partnership during the three months ended June 30, 2014 and 2013 were $91,862,210 and $0, respectively. The monthly average notional values of currency forward contracts held directly by the Partnership during the six months ended June 30, 2014 and 2013 were $91,892,322 and $903, respectively.

Brokerage fees previously paid to CGM were calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and were affected by trading performance, subscriptions and redemptions.

Trading and transaction fees are based on the number of trades executed by the Advisors and the Partnership’s ownership of the Funds.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

June 30, 2014

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

The following tables summarize the valuation of the Partnership’s investments at June 30, 2014 and December 31, 2013, respectively.

	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Amounts Presented in the Statement of Financial Condition	Gross Amounts not Offset in the Statement of Financial Condition		Net Amount
June 30, 2014				Financial Instruments	Cash Collateral Received

Assets
Futures	$304,764	$(304,764)	$—	$—	$—	$—
Forwards	110,499	(110,499)	—	—	—	—
Options purchased	806	—	806	(806)	—	—

Total Assets	416,069	(415,263)	806	(806)	—	—

Liabilities
Futures	$(323,945)	$304,764	$(19,181)	$—	$—	$(19,181)
Forwards	(153,220)	110,499	(42,721)	—	—	(42,721)
Options premium received	(214,499)	—	(214,499)	806	—	(213,693)

Total Liabilities	(691,664)	415,263	(276,401)	806	—	275,595

Net fair value						$(275,595)

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts not Offset in the Statements of Financial Condition
December 31, 2013				Financial Instruments	Cash Collateral Received	Net Amount
Assets
Futures	$1,432,133	$(797,904)	$634,229	$—	$—	$634,229
Options purchased	1,278,375	—	1,278,375	(322,350)	—	956,025

Total Assets	2,710,508	(797,904)	1,912,604	(322,350)	—	1,590,254

Liabilities
Futures	$(797,904)	$797,904	$—	$—	$—	$—
Options premium received	(322,350)	—	(322,350)	322,350	—	—

Total Liabilities	(1,120,254)	797,904	(322,350)	322,350	—	—

Net fair value						$1,590,254

Emerging CTA Portfolio L.P.

Notes to Financial Statements

June 30, 2014

(Unaudited)

The following tables indicate the gross fair va lues of derivative instruments of futures, forwards and options contracts as separate assets and liabilities as of June 30, 2014 and December 31, 2013.

Assets	June 30, 2014
Futures Contracts
Currencies	$1,775
Energy	22,901
Grains	40,049
Indices	139,274
Interest Rates Non-U.S.	15,242
Interest Rates U.S.	46,672
Livestock	17,666
Metals	1,000
Softs	20,185

Total unrealized appreciation on open futures contracts	$304,764

Liabilities
Futures Contracts
Energy	$(23,047)
Grains	(62,056)
Indices	(122,954)
Interest Rates Non-U.S.	(48,268)
Interest Rates U.S.	(219)
Livestock	(3,400)
Metals	(49,307)
Softs	(14,694)

Total unrealized depreciation on open futures contracts	$(323,945)

Net unrealized depreciation on open futures contracts	$(19,181	)*

Assets
Forward Contracts
Currencies	$110,499

Total unrealized appreciation on open forward contracts	$110,499

Liabilities
Forward Contracts
Currencies	$(153,220)

Total unrealized depreciation on open forward contracts	$(153,220)

Net unrealized depreciation on open forward contracts	$(42,721	)**

Assets
Options purchased
Energy	$806

Total options purchased	$806	***

Liabilities
Options premium received
Energy	$(214,499)

Total options premium received	$(214,499	)****

*	This amount is included in “Net unrealized depreciation on open futures contracts” on the Statements of Financial Condition.
**	This amount is included in “Net unrealized depreciation on open forward contracts” on the Statements of Financial Condition.
***	This amount is included in “Options purchased, at fair value” on the Statements of Financial Condition.
****	This amount is included in “Options premium received, at fair value” on the Statements of Financial Condition.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

June 30, 2014

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

Emerging CTA Portfolio L.P.

Notes to Financial Statements

June 30, 2014

(Unaudited)

The following tables indicate the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,				Six Months Ended June 30,
Sector	2014		2013		2014		2013
Currencies	$(191,252)		$180,715		$(172,306)		$491,446
Energy	525,708		—		(1,037,631)		114,173
Grains	17,389		—		68,612		(1,670)
Indices	(223,847)		394,274		(630,258)		(77,114)
Interest Rates U.S.	189,066		158,978		265,474		(85,074)
Interest Rates Non-U.S.	(380,637)		(67,017)		(775,805)		(669,237)
Livestock	(120,940)		—		36,890		(4,570)
Metals	974		—		44,513		(350,475)
Softs	13,716		—		(124,980)		23,373

Total	$(169,823	) ****	$666,950	****	$(2,325,491	)****	$(559,148	)****

****	This amount is included in “Total trading results” on the Statements of Income and Expenses and Changes in Partners’ Capital.

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

Emerging CTA Portfolio L.P.

Notes to Financial Statements

June 30, 2014

(Unaudited)

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards, swaps and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended June 30, 2014 and December 31, 2013, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). During the six months ended June 30, 2014 and the twelve months ended December 31, 2013, there were no transfers of assets or liabilities between Level 1 and Level 2.

	June 30, 2014	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Funds	$98,426,826	$—	$98,426,826	$—
Futures	304,764	304,764	—	—
Forwards	110,499	—	110,499	—
Options purchased	806	806	—	—

Total assets	$98,842,895	$305,570	$98,537,325	$—

Liabilities
Futures	$323,945	$323,945	$—	$—
Forwards	153,220	—	153,220	—
Options premium received	214,499	214,499	—	—

Total liabilities	691,664	538,444	153,220	—

Net fair value	$98,151,231	$(232,874)	$98,384,105	$—

	December 31, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Funds	$123,486,175	$—	$123,486,175	$—
Futures	1,432,133	1,432,133	—	—
Options purchased	1,278,375	1,278,375	—	—

Total assets	126,196,683	2,710,508	123,486,175	—

Liabilities
Futures	$797,904	$797,904	$—	$—
Options premium received	322,350	322,350	—	—

Total liabilities	1,120,254	1,120,254	—	—

Net fair value	$125,076,429	$1,590,254	$123,486,175	$—

Emerging CTA Portfolio L.P.

Notes to Financial Statements

June 30, 2014

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

On January 1, 2011, the assets allocated to Cirrus Capital Management LLC (“Cirrus”) for trading were invested in CMF Cirrus Master Fund L.P. (“Cirrus Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased 22,270.9106 units of Cirrus Master with cash equal to $22,270,911. Effective August 31, 2013, the Partnership fully redeemed its investment in Cirrus Master for cash equal to $9,645,872.

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

June 30, 2014

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

On March 1, 2013, the assets allocated to Principle Capital Management LLC (“Principle”) for trading were invested in Principle Master Fund L.P. (“Principle Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership invested in Principle Master with cash equal to $6,503,661. Principle Master permits accounts managed by Principle using the Principle Commodity Futures trading program, a proprietary, discretionary trading program, to invest together in one trading vehicle. The General Partner is also the general partner of Principle Master. Individual and pooled accounts currently managed by Principle, are permitted to be limited partners of Principle Master. The General Partner and Principle believe that trading through this structure promoted efficiency and economy in the trading process. The General Partner and Principle agreed that Principle would trade the Partnership’s assets allocated to Principle at a level that was up to 1.5 times the assets allocated. Effective July 31, 2014, the Partnership fully redeemed its investment in Principle Master for cash equal to $12,165,827.

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

The General Partner is not aware of any material changes to any of the trading programs discussed above during the fiscal quarter ended June 30, 2014.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

June 30, 2014

(Unaudited)

Blackwater Master’s, Cambridge Master’s, Willowbridge Master’s, 300 North Master’s, Principle Master’s and SECOR Master’s (collectively, the “Funds”) and the Partnership’s trading of futures, forwards and options contracts, as applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. Reference to “Funds” included in this report may include, as relevant, Waypoint Master, PGR Master, JEM Master and Cirrus Master. During the six months ended June 30, 2014, the Funds engaged in such trading through commodity brokerage accounts maintained with MS&Co. During prior periods included in this report, the Funds also engaged in such trading through commodity brokerage accounts maintained with CGM.

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

Management, administrative and incentive fees are charged at the Partnership level. All trading, exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively the “clearing fees”) are borne by the Funds and allocated to their limited partners, including the Partnership. All other fees are charged at the Partnership level.

At June 30, 2014, the Partnership owned approximately 28.5% of Blackwater Master, 67.9% of Cambridge Master, 15.7% of Willowbridge Master, 100% of 300 North Master, 100% of Principle Master and 100% of SECOR Master. At December 31, 2013, the Partnership owned approximately 38.8% of Blackwater Master, 58.2% of PGR Master (prior to its redemptions on December 31, 2013), 15.2% of Willowbridge Master, 100% of 300 North Master, 100% of Principle Master, 100% of SECOR Master and 69.9% of Cambridge Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same and the redemption rights are not affected.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

June 30, 2014

(Unaudited)

Summarized information reflecting the total assets, liabilities and capital of the Funds is shown in the following tables.

	June 30, 2014
	Total Assets	Total Liabilities	Total Capital
Blackwater Master	38,061,343	444,806	37,616,537
SECOR Master	18,788,217	23,124	18,765,093
Cambridge Master	34,803,946	545,762	34,258,184
Willowbridge Master	77,867,555	1,765,021	76,102,534
300 North Master	20,681,966	208,065	20,473,901
Principle Master	13,972,480	650,045	13,322,435

	December 31, 2013
	Total Assets	Total Liabilities	Total Capital
Blackwater Master	$63,936,601	$610,828	$63,325,773
PGR Master	25,764,457	15,005,082	10,759,375
SECOR Master	15,463,167	80,075	15,383,092
Cambridge Master	37,549,964	28,580	37,521,384
Willowbridge Master	95,699,725	7,316,065	88,383,660
300 North Master	24,407,958	34,469	24,373,489
Principle Master	18,952,159	353,341	18,598,818

Summarized information reflecting the net investment income (loss) from trading, total trading results and net income (loss) of the Funds is shown in the following tables.

	For the three months ended June 30, 2014
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Blackwater Master	(24,208)	2,304,526	2,280,318
SECOR Master	(119,891)	1,883,009	1,763,118
Cambridge Master	(21,773)	176,599	154,826
Willowbridge Master	(103,816)	1,170,549	1,066,733
300 North Master	(35,598)	933,080	897,482
Principle Master	(57,858)	133,492	75,634

	For the six months ended June 30, 2014
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Blackwater Master	(47,346)	(1,729,574)	(1,776,920)
SECOR Master	(244,781)	836,042	591,261
Cambridge Master	(66,719)	332,674	265,955
Willowbridge Master	(213,278)	(1,038,561)	(1,251,839)
300 North Master	(86,515)	(3,704,098)	(3,790,613)
Principle Master	(110,344)	(2,222,418)	(2,332,762)

Emerging CTA Portfolio L.P.

Notes to Financial Statements

June 30, 2014

(Unaudited)

	For the three months ended June 30, 2013
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Waypoint Master	$(32,298)	$(533,681)	$(565,979)
Blackwater Master	(28,472)	(2,035,898)	(2,064,370)
PGR Master	(54,085)	2,151,266	2,097,181
JEM Master	(348,433)	1,773,546	1,425,113
Cirrus Master	(50,395)	1,994,980	1,944,585
Cambridge Master	(8,654)	1,880,968	1,872,314
Willowbridge Master	(131,517)	10,840,412	10,708,895
300 North Master	(30,206)	1,329,747	1,299,541
Principle Master	(53,564)	78,568	25,004

	For the six months ended June 30, 2013
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Waypoint Master	$(65,800)	$(152,817)	$(218,617)
Blackwater Master	(59,076)	(83,964)	(143,040)
PGR Master	(86,856)	5,850,232	5,763,376
JEM Master	(691,783)	828,150	136,367
Cirrus Master	(88,327)	3,522,440	3,434,113
Cambridge Master	(28,417)	3,201,019	3,172,602
Willowbridge Master	(240,793)	12,917,087	12,676,294
300 North Master	(38,395)	1,867,273	1,828,878
Principle Master	(66,100)	(96,642)	(162,742)

Summarized information reflecting the Partnership’s investments in, and the operations of, the Funds is shown in the following tables.

	June 30, 2014		For the three months ended June 30, 2014
	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
Funds				Clearing Fees	Other
Blackwater Master	8.38%	$10,702,354	$757,269	$10,700	$8,676	$737,893	Commodity Portfolio	Monthly
SECOR Master	14.69%	18,765,393	1,883,719	108,040	12,561	1,763,118	Commodity Portfolio	Monthly
Cambridge Master	18.19%	23,244,008	186,587	—	23,223	163,364	Commodity Portfolio	Monthly
Willowbridge Master	9.33%	11,918,145	300,740	14,182	4,412	282,146	Commodity Portfolio	Monthly
300 North Master	16.03%	20,474,262	933,899	18,081	18,336	897,482	Commodity Portfolio	Monthly
Principle Master	10.43%	13,322,664	134,064	34,887	23,543	75,634	Commodity Portfolio	Monthly

Total		$98,426,826	$4,196,278	$185,890	$90,751	$3,919,637

	June 30, 2014		For the six months ended June 30, 2014
	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
Funds				Clearing Fees	Other
Blackwater Master	8.38%	$10,702,354	$(809,000)	$23,805	$17,895	$(850,700)	Commodity Portfolio	Monthly
SECOR Master	14.69%	18,765,393	838,113	202,558	44,294	591,261	Commodity Portfolio	Monthly
Cambridge Master	18.19%	23,244,008	301,495	30,867	40,279	230,349	Commodity Portfolio	Monthly
Willowbridge Master	9.33%	11,918,145	(105,141)	30,906	7,769	(143,816)	Commodity Portfolio	Monthly
300 North Master	16.03%	20,474,262	(3,701,369)	45,923	43,321	(3,790,613)	Commodity Portfolio	Monthly
Principle Master	10.43%	13,322,664	(2,220,340)	69,850	42,572	(2,332,762)	Commodity Portfolio	Monthly

Total		$98,426,826	$(5,696,242)	$403,909	$196,130	$(6,296,281)

Emerging CTA Portfolio L.P.

Notes to Financial Statements

June 30, 2014

(Unaudited)

Funds	December 31, 2013		For the three months ended June 30, 2013				Investment Objective	Redemptions Permitted
	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)
				Brokerage Fees	Other
Waypoint Master	—%	$—	$(234,595)	$5,606	$9,015	$(249,216)	Commodity Portfolio	Monthly
SECOR Master	9.49%	15,383,266	—	—	—	—	Commodity Portfolio	Monthly
Blackwater Master	15.14%	24,550,063	(773,557)	13,271	15,605	(802,433)	Commodity Portfolio	Monthly
PGR Master	—%	—	1,563,929	16,156	26,732	1,521,041	Commodity Portfolio	Monthly
JEM Master	—%	—	1,270,966	239,546	11,686	1,019,734	Commodity Portfolio	Monthly
Cambridge Master	16.17%	26,222,525	1,064,070	—	10,073	1,053,997	Commodity Portfolio	Monthly
Cirrus Master	—%	—	1,689,927	24,851	18,908	1,646,168	Energy Markets	Monthly
Willowbridge Master	8.86%	14,357,559	3,003,509	25,617	6,658	2,971,234	Commodity Portfolio	Monthly
300 North Master	15.04%	24,373,736	1,330,565	12,824	18,200	1,299,541	Commodity Portfolio	Monthly
Principle Master	11.47%	18,599,026	79,255	36,543	17,708	25,004	Commodity Portfolio	Monthly

Total		$123,486,175	$8,994,069	$374,414	$134,585	$8,485,070

Funds	December 31, 2013		For the six months ended June 30, 2013				Investment Objective	Redemptions Permitted
	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)
				Brokerage Fees	Other
Waypoint Master	—%	$—	$(68,751)	$12,649	$18,101	$(99,501)	Commodity Portfolio	Monthly
SECOR Master	9.49%	15,383,266	—	—	—	—	Commodity Portfolio	Monthly
Blackwater Master	15.14%	24,550,063	(8,535)	40,594	25,189	(74,318)	Commodity Portfolio	Monthly
PGR Master	—%	—	4,236,141	35,005	39,901	4,161,235	Commodity Portfolio	Monthly
JEM Master	—%	—	611,151	484,294	23,506	103,351	Commodity Portfolio	Monthly
Cambridge Master	16.17%	26,222,525	1,775,184	—	32,509	1,742,675	Commodity Portfolio	Monthly
Cirrus Master	—%	—	2,986,522	44,471	33,780	2,908,271	Energy Markets	Monthly
Willowbridge Master	8.86%	14,357,559	3,795,615	59,308	17,087	3,719,220	Commodity Portfolio	Monthly
300 North Master	15.04%	24,373,736	1,868,836	15,558	24,400	1,828,878	Commodity Portfolio	Monthly
Principle Master	11.47%	18,599,026	(95,561)	43,274	23,908	(162,743)	Commodity Portfolio	Monthly

Total		$123,486,175	$15,100,602	$735,153	$238,381	$14,127,068

Emerging CTA Portfolio L.P.

Notes to Financial Statements

June 30, 2014

(Unaudited)

6. Financial Instrument Risks:

In the normal course of business, the Partnership and the Funds are parties to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forwards and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 44.7% to 61.7% of the Partnership’s/Fund’s contracts are traded OTC.

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

June 30, 2014

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

June 30, 2014

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

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards, swaps and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain option contracts for which market quotations are not readily available, are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended June 30, 2014 and December 31, 2013, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). For the six months ended June 30, 2014 and the twelve months ended December 31, 2013, there were no transfers of assets and liabilities between Level 1 and Level 2.

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

Emerging CTA Portfolio L.P.

Notes to Financial Statements

June 30, 2014

(Unaudited)

Options. The Partnership/Funds may purchase and write (sell) both exchange-listed and OTC options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Partnership/Funds write an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked-to-market daily. When the Partnership/Funds purchase an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked-to-market daily. Net realized gains (losses) and changes in net unrealized gains (losses) on option contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.

Investment Company Status. Effective January 1, 2014, the Partnership adopted ASU 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements.” ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the investment company’s status as an investment company. ASU 2013-08 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of this ASU did not have a material impact on the Partnership’s financial statements. Based on management’s assessment, the Partnership has been deemed to be an investment company since inception. It has all of the fundamental and typical characteristics of an investment company.

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

Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and has determined that, other than that referenced in Note 1 and Note 5 to the Financial Statements, there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its assets are its (i) investments in the Funds, (ii) equity in its trading account, consisting of cash and cash margin, net unrealized appreciation on open futures contracts and options purchased and (iii) interest receivable. The Funds, only assets are their equity in trading accounts, consisting of cash and cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and options purchased, if applicable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments and investment in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2014.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by net realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2014, Partnership capital decreased 21.2% from $162,121,688 to $127,751,995. This decrease was attributable to a net loss of $12,465,607, coupled with the redemptions of 22,365.3590 Class A Redeemable Units totaling $27,725,809, which was partially offset by the subscriptions of 4,592.5850 Class A Redeemable Units totaling $5,821,723. Future redemptions can impact the amount of funds available for investment in funds in subsequent periods.

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

Results of Operations

During the Partnership’s second quarter of 2014 the net asset value per unit increased 1.6% from $1,229.92 to $1,249.02, as compared to an increase of 3.0% in the second quarter of 2013. The Partnership experienced a net trading gain before fees and expenses in the second quarter 2014 of $4,022,091. Gains were primarily attributable to the Partnership’s/Funds trading of commodity futures in currencies, energy, indices, U.S. interest rates, livestock and softs and were partially offset by losses in grains, non-U.S. interest rates and metals. The Partnership experienced a net trading gain before fees and expenses in the second quarter of 2013 of $9,651,046. Gains were primarily attributable to the Partnership’s/Funds trading of commodity futures in energy, indices, livestock, metals and softs and were partially offset by losses in currencies, grains and U.S. and non-U.S. interest rates.

The most significant gains were achieved within the global stock index sector primarily during May and June from long European, Asian, and U.S. equity index futures positions as prices increased as global economic data met expectations, geopolitical risks eased and speculation that central banks’ monetary policies would remain accommodative in the near future. Within the energy complex, gains were experienced in May from long crude oil futures positions as prices increased amid reports of declining U.S. crude stockpiles. Within the currency sector, gains were achieved primarily in May from long positions in the Hungarian forint and Polish zloty versus the euro as the value of the euro declined after manufacturing and business confidence signaled uneven economic growth, bolstering bets on further European Central Bank stimulus. A portion of the Partnership’s gains for the quarter was offset by losses recorded within the metals complex in the second half of April from short base metals futures positions as prices rose amid a rising demand outlook for the metals. Additional losses in this sector were experienced in June from short precious metals futures positions as prices increased amid regional instability in the Middle East, which prompted investors to take more of a defensive posture and increased demand for “safe-haven assets”. Within the agricultural sector losses were incurred during the second half of May from long wheat futures positions as price declined amid expectations that rain in the U.S. southern plains could help reverse the deterioration in crop conditions.

During the Partnership’s six months ended June 30, 2014 the net asset value per unit decreased 7.5% from $1,350.40 to $1,249.02, as compared to an increase of 3.8% during the six months ended June 30, 2013. The Partnership experienced a net trading loss before fees and expenses in the six months ended June 30, 2014 of $8,036,114. Losses were primarily attributable to the Partnership’s/Funds trading of commodity futures in energy, indices, non-U.S. interest rates, metals and softs and were partially offset by gains in currencies, grains, livestock and U.S. interest rates. The Partnership experienced a net trading gain before fees and expenses in the six months ended June 30, 2013 of $14,507,217. Gains were primarily attributable to the Partnership’s/Funds trading of commodity futures in energy, indices, livestock, metals and softs and were partially offset by losses in currencies, grains and U.S. and non-U.S. interest rates.

The most significant losses were recorded within the global stock index markets during January from long positions in U.S., European, and Asian equity index futures as prices declined following softer-than-expected economic data in the U.S. and China, along with political and economic headwinds facing emerging markets. Additional losses in this sector were incurred in the first half of the March from long equity index futures positions as prices declined amid unrest in Russian-Ukrainian relations and weak Chinese economic data. In the energy complex, losses were recorded in January and February from short futures positions in natural gas and petroleum distillates as prices advanced following cold weather in the U.S., which boosted demand for heating fuel. Within the metals complex, losses were experienced during February and June from short precious metals positions as prices increased following geopolitical concerns in emerging markets, Ukraine, and the Middle East, which caused investor anxiety and sporadic demand for “safe-haven” assets. Additional losses in this sector were incurred in the second half of April from short base metals futures positions as prices rose amid a rising demand outlook for the metals. Losses within the global interest rates sector were recorded primarily during the middle of June from long positions in U.S. fixed income futures as prices moved lower amid concern that signs of increased inflation may influence the U.S. Federal Reserve to take a more hawkish stance with interest rates. Additional losses were incurred in June from short Australian fixed income futures as prices increased after the Reserve Bank of Australia reiterated borrowing costs will probably remain at a record low for some time. The Partnership’s losses during the first six months of the year were partially offset by gains experienced within the currency sector during May from long positions in the Hungarian forint and Polish zloty versus the euro as the value of the euro declined after manufacturing and business confidence signaled uneven economic growth, bolstering bets on further European Central Bank stimulus. Additional gains were achieved in this sector during March from short Hungarian forint positions versus the U.S. dollar as its values declined following Hungary’s central bank cutting interest rates and concern that rising Ukraine-Russia tensions may threaten the Hungarian economy. In the agricultural complex, gains were achieved during February and March from long positions in soybean complex as prices advanced after adverse weather conditions in Brazil lowered crop estimates. Additional gains were achieved in this sector during June from long cattle futures positions as prices advanced as the U.S. cattle herd dwindled to record lows and demand for beef increased.

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

        Interest income on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account during each month was earned at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days or at the monthly average of the 4-week U.S. Treasury bill discount rate, as applicable. Interest income for the three and six months ended June 30, 2014 decreased by $5,652 and $21,938, respectively, as compared to the corresponding periods in 2013. The decrease in interest income is due to lower U.S. Treasury bill rates and lower average net assets during the three and six months ended June 30, 2014, as compared to the corresponding periods in 2013. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership and the Funds depends on the average daily equity in the Partnership’s and the Funds’ accounts and upon interest rates over which neither the Partnership/Funds nor CGM and/or MS&Co. has control.

Ongoing selling agent/brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. Ongoing selling agent/brokerage fees for the three and six months ended June 30, 2014 decreased by $818,124 and $1,142,292, respectively, as compared to the corresponding periods in 2013. The decrease in ongoing selling agent/brokerage fees is due to lower average net assets and a reduction in the monthly ongoing selling agent fee rate during the three and six months ended June 30, 2014, as compared to the corresponding periods in 2013.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees for the three and six months ended June 30, 2014 decreased by $177,961 and $336,868, respectively, as compared to the corresponding periods in 2013. The decrease in clearing fees is primarily due to a decrease in the number of trades during the three and six months ended June 30, 2014, as compared to the corresponding periods in 2013.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. Management fees for the three and six months ended June 30, 2014 decreased by $220,370 and $386,083, respectively, as compared to the corresponding periods in 2013. The decrease in management fees is due to lower average net assets during the three and six months ended June 30, 2014, as compared to the corresponding periods in 2013.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. Administrative fees for the three and six months ended June 30, 2014 decreased by $67,901 and $113,490, respectively, as compared to the corresponding periods in 2013. The decrease in administrative fees is due to lower average net assets during the three and six months ended June 30, 2014, as compared to the corresponding periods in 2013.

Incentive fees paid by the Partnership to the Advisors are based on the new trading profits generated by each Advisor at the end of the quarter, as defined in the management agreements among the Partnership, the General Partner and each Advisor. Trading performance for the three and six months ended June 30, 2014 resulted in the reversal of the incentive fee in the amount of $0 and $12,209, respectively. Trading performance for the three and six months ended June 30, 2013 resulted in incentive fees of $773,152 and $1,145,571, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

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

As of June 30, 2014 and March 31, 2014, the Partnership’s assets were allocated among these Advisors in the following approximate percentages:

Advisor	June 30, 2014		March 31, 2014
Blackwater	$7,998,920	6%	$18,823,268	14%
Willowbridge	$11,866,914	9%	$14,741,867	11%
SECOR	$18,681,433	15%	$17,161,084	12%
Cambridge	$23,148,191	18%	$28,760,710	21%
300 North Capital	$20,389,535	16%	$19,741,472	14%
Principle	$13,266,219	10%	$14,127,911	10%
Other	$32,400,783	26%	$23,941,570	18%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2014 and December 31, 2013, as applicable. As of June 30, 2014, the Partnership’s total capitalization was $127,751,995.

June 30, 2014

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$16,464,096	12.89%
Energy	1,659,153	1.30%
Grains	372,799	0.29%
Indices	5,511,775	4.31%
Interest Rates U.S.	1,003,752	0.79%
Interest Rates Non-U.S.	807,280	0.63%
Livestock	70,059	0.05%
Metals	1,228,366	0.96%
Softs	212,520	0.17%

Total	$27,329,800	21.39%

As of December 31, 2013, the Partnership’s total capitalization was $162,121,688.

December 31, 2013

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$9,798,209	6.04%
Energy	810,779	0.50%
Grains	542,380	0.33%
Indices	6,287,254	3.88%
Interest Rates U.S.	921,670	0.57%
Interest Rates Non-U.S.	1,459,970	0.90%
Livestock	134,659	0.08%
Metals	2,191,744	1.35%
Softs	149,935	0.10%

Total	$22,296,600	13.75%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and through its investments in the Funds by market category as of June 30, 2014 and December 31, 2013, the highest, lowest and average values during the three months ended June 30, 2014 and the twelve months ended December 31, 2013. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of June 30, 2014, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

June 30, 2014

			Three Months Ended June 30, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$2,104,210	1.65%	$2,935,584	$1,934,486	$2,547,619
Energy	1,835,064	1.44%	3,140,437	1,228,045	1,844,793
Grains	102,559	0.08%	281,138	83,882	115,799
Indices	1,608,166	1.26%	1,911,120	692,695	1,530,535
Interest Rates U.S.	79,860	0.06%	240,130	24,310	91,447
Interest Rates Non-U.S.	169,024	0.13%	755,050	152,829	319,756
Livestock	26,400	0.02%	60,089	13,129	26,050
Metals	92,895	0.07%	181,775	52,800	89,403
Softs	102,135	0.08%	225,720	84,535	124,612

Total	$6,120,313	4.79%

*	Average of month-end Values at Risk.

As of December 31, 2013, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

December 31, 2013

			Twelve Months Ended December 31, 2013
Market Sector	Value at Risk	% of Total Capital	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$2,730,072	1.69%	$3,330,421	$32,900	$579,457
Energy	391,078	0.24%	391,078	77,616	53,533
Grains	585,692	0.36%	621,898	242,632	94,657
Indices	2,547,873	1.57%	3,758,951	676,026	2,060,613
Interest Rates U.S.	263,677	0.16%	502,502	1,100	171,295
Interest Rates Non-U.S.	937,148	0.58%	1,366,132	64,294	675,932
Livestock	20,959	0.01%	39,150	4,050	4,078
Metals	156,585	0.10%	314,264	76,423	50,138
Softs	174,900	0.11%	207,625	1,705	28,951

Total	$7,807,984	4.82%

*	Annual average of month-end Values at Risk.

As of December 31, 2013, PGR Master’s (prior to its redemptions) total capitalization was $10,759,375. The Partnership owned approximately 58.2% of PGR Master. As of December 31, 2013, PGR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to PGR for trading) was as follows:

December 31, 2013

			Twelve Months Ended December 31, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$251,435	2.34%	$731,638	$171,887	$422,291
Energy	114,238	1.06%	825,250	58,419	355,521
Grains	159,794	1.48%	363,285	94,025	251,672
Indices	800,050	7.44%	3,659,039	800,050	2,263,556
Interest Rates U.S.	119,982	1.12%	474,150	54,992	197,251
Interest Rates Non-U.S.	280,646	2.61%	1,727,471	248,116	767,408
Livestock	4,050	0.04%	24,000	1,000	9,942
Metals	260,728	2.42%	1,299,200	203,450	585,994
Softs	89,691	0.83%	274,063	86,559	193,899

Total	$2,080,614	19.34%

*	Annual average month-end Values at Risk.

As of June 30, 2014, Blackwater Master’s total capitalization was $37,616,537. The Partnership owned approximately 28.5% of Blackwater Master. As of June 30, 2014, Blackwater Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Blackwater for trading) was as follows:

June 30, 2014

			Three Months Ended June 30, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*

Currencies	$1,314,008	3.49%	$3,189,941	$1,314,008	$1,667,476
Energy	356,235	0.95%	658,814	301,110	443,909
Grains	74,910	0.20%	351,000	74,910	108,180
Indices	1,946,669	5.17%	2,688,113	736,326	1,243,009
Interest Rates U.S.	399,520	1.06%	651,970	85,470	386,467
Interest Rates Non-U.S.	400,915	1.07%	720,013	400,915	483,502
Livestock	59,400	0.16%	71,280	59,400	19,800
Metals	1,148,852	3.05%	1,334,812	349,058	880,823

Total	$5,700,509	15.15%

*	Average of month-end Values at Risk.

As of December 31, 2013, Blackwater Master’s total capitalization was $63,325,773. The Partnership owned approximately 38.8% of Blackwater Master. As of December 31, 2013, Blackwater Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Blackwater for trading) was as follows:

December 31, 2013

			Twelve Months Ended December 31, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,840,305	2.91%	$4,682,024	$288,643	$1,519,891
Energy	494,616	0.78%	2,022,000	56,625	831,779
Grains	738,262	1.17%	1,421,500	194,600	630,543
Indices	2,912,606	4.60%	4,710,210	1,221,043	3,016,332
Interest Rates U.S.	655,463	1.03%	655,463	20,900	231,447
Interest Rates Non-U.S.	1,412,783	2.23%	1,674,803	186,215	928,368
Livestock	314,888	0.50%	401,963	15,000	154,801
Metals	1,722,627	2.72%	2,838,178	56,320	998,173

Total	$10,091,550	15.94%

*	Annual average month-end Values at Risk.

As of June 30, 2014, Cambridge Master’s total capital was $34,258,184. The Partnership owned approximately 67.9% of Cambridge Master. As of June 30, 2014, Cambridge Master’s Value at Risk for its assets (including the to portion of the Partnership’s assets allocated Cambridge for trading) was as follows:

June 30, 2014

			Three Months Ended June 30, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$13,847,841	40.42%	$25,372,185	$11,752,626	$14,673,707

Total	$13,847,841	40.42%

*	Average of month-end Values at Risk.

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

As of June 30, 2014, Willowbridge Master’s total capitalization was $76,102,534. The Partnership owned approximately 15.7% of Willowbridge Master. As of June 30, 2014, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:

June 30, 2014

			Three Months Ended June 30, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$515,488	0.68%	$6,674,480	$30,418	$366,907
Indices	408,788	0.54%	1,860,183	90,393	136,263
Interest Rates U.S.	3,740,206	4.91%	6,033,472	1,106,362	3,907,728

Total	$4,664,482	6.13%

*	Average of month-end Values at Risk.

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

As of June 30, 2014, 300 North Master’s total capitalization was $20,473,901. The Partnership owned 100% of 300 North Master. As of June 30, 2014, 300 North Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to 300 North for trading) was as follows:

	June 30, 2014		Three Months Ended June 30, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$85,272	0.42%	$161,810	$31,185	$90,427
Energy	288,970	1.41%	307,780	98,010	200,713
Grains	122,100	0.59%	293,625	56,100	103,838
Indices	1,803,057	8.81%	7,066,513	1,191,008	2,488,195
Metals	221,595	1.08%	322,575	56,100	219,230

Total	$2,520,994	12.31%

*	Average of month-end Values at Risk.

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

As of June 30, 2014, SECOR’s Master total capitalization was $18,765,093. The Partnership owned 100% of SECOR Master. As of June 30, 2014, SECOR’s Master Value at Risk for its assets (including the portion of the Partnership’s assets allocated to SECOR for trading) was as follows:

June 30, 2014

			Three Months Ended June 30, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$6,520,716	34.75%	$6,951,758	$2,875,506	$5,466,688
Energy	88,814	0.47%	155,515	44,988	110,271
Grains	229,350	1.22%	307,732	91,475	189,416
Indices	3,089,738	16.47%	3,168,824	1,514,753	2,841,426
Interest Rates U.S.	302,676	1.61%	621,445	123,594	261,851
Interest Rates Non-U.S.	693,019	3.69%	993,070	452,971	697,338
Livestock	53,130	0.28%	72,549	22,700	48,633
Metals	679,348	3.62%	727,471	306,271	598,148
Softs	212,520	1.14%	212,520	90,585	178,475

Total	$11,869,311	63.25%

*	Average of month-end Values at Risk.

As of December 31, 2013 SECOR Master’s total capitalization was $15,383,092. The Partnership owned 100% of SECOR Master. As of December 31, 2013, SECOR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to SECOR for trading) was as follows:

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

As of June 30, 2014, Principle Master’s total capitalization was $13,322,435. The Partnership owned 100% of Principle Master. As of June 30, 2014, Principle Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Principle for trading) was as follows:

June 30, 2014

			Three Months Ended June 30, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$1,179,842	8.86%	$1,246,092	$82,110	$455,315

Total	$1,179,842	8.86%

*	Average of month-end Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2014 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material legal proceedings pending against the Partnership nor the General Partner.

The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

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

On May 7, 2009, MS&Co. was named as a defendant in a purported class action lawsuit brought under Sections 11, 12 and 15 of the Securities Act of 1933, as amended, which is now styled In re Morgan Stanley Mortgage Pass-Through Certificates Litigation and is pending in the United States District Court for the Southern District of New York (“SDNY”). The third amended complaint, filed on September 30, 2011, alleges, among other things, that the registration statements and offering documents related to the offerings of certain mortgage pass-through certificates in 2006 contained false and misleading information concerning the pools of residential loans that backed these securitizations. The plaintiffs seek, among other relief, class certification, unspecified compensatory and rescissionary damages, costs, interest and fees. On July 22, 2014, the parties reached an agreement in principle to settle the litigation. The settlement is subject to court approval.

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $55 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $55 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co. and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s claims brought under the Securities Act of 1933, as amended, were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. A bellwether trial is currently scheduled to begin in January 2015. MS&Co. is not a defendant in connection with the securitizations at issue in that trial. On May 23, 2014, plaintiff and the defendants in the bellwether trial filed motions for summary adjudication. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $301 million, and the certificates had incurred actual losses of approximately $6 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $301 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. MS&Co. filed its answer on December 21, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $56 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $56 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 25, 2010, MS&Co., certain affiliates and Pinnacle Performance Limited, a special purpose vehicle, were named as defendants in a purported class action related to securities issued by the special purpose vehicle in Singapore, commonly referred to as Pinnacle Notes. The case is styled Ge Dandong, et al. v. Pinnacle Performance Ltd., et al. and is pending in the SDNY. An amended complaint was filed on October 22, 2012. The court denied defendants’ motion to dismiss the amended complaint on August 22, 2013 and granted class certification on October 17, 2013. On October 30, 2013, defendants filed a petition for permission to appeal the court’s decision granting class certification. On January 31, 2014, plaintiffs filed a second amended complaint. The second amended complaint alleges that the defendants engaged in a fraudulent scheme to defraud investors by structuring the Pinnacle Notes to fail and benefited subsequently from the securities’ failure. In addition, the second amended complaint alleges that the securities’ offering materials contained material misstatements or omissions regarding the securities’ underlying assets and the alleged conflicts of interest between the defendants and the investors. The second amended complaint asserts common law claims of fraud, aiding and abetting fraud, fraudulent inducement, aiding and abetting fraudulent inducement, and breach of the implied covenant of good faith and fair dealing. On July 17, 2014, the parties reached an agreement in principle to settle the litigation. The settlement is subject to court approval.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 19, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which was granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. On July 16, 2014, plaintiff voluntarily dismissed its claims against MS&Co. with respect to one of the securitizations at issue. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $67 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $67 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against MS&Co. in the Supreme Court of the State of New York, New York County (“Supreme Court of NY, NY County”), styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to plaintiffs by MS&Co. was approximately $104 million. The complaint raises common law claims of fraud, fraudulent inducement, aiding and abetting fraud and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with plaintiffs’ purchases of such certificates. On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order MS&Co. appealed on April 11, 2013. On May 3, 2013, MS&Co. filed its answer to the amended complaint. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $99 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $99 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co. was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. MS&Co. filed its answer on August 17, 2012. Trial is currently scheduled to begin in July 2015. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $113 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $113 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B., filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation, as Receiver for Franklin Bank S.S.B. v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to the plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. The complaints each raised claims under both federal securities law and the Texas Securities Act and each seeks, among other things, compensatory damages associated with plaintiff’s purchase of such certificates. On March 20, 2012, MS&Co. filed answers to the complaints in both cases. On June 7, 2012, the two cases were consolidated. On January 10, 2013, MS&Co. filed a motion for summary judgment and special exceptions with respect to plaintiff’s claims. On February 6, 2013, the FDIC filed an amended consolidated complaint. On February 25, 2013, MS&Co. filed a motion for summary judgment and special exceptions, which motion was denied in substantial part on April 26, 2013. On May 3, 2013, the FDIC filed a second amended consolidated complaint. Trial is currently scheduled to begin in November 2014. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $46 million, and the certificates had incurred actual losses of approximately $5 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $46 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey Racketeer Influenced and Corrupt Organizations Act, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On April 26, 2013, the defendants filed an answer to the amended complaint. On June 5, 2014, the defendants filed a renewed motion to dismiss the amended complaint. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $623 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $623 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $141 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On April 22, 2014, the defendants’ motion to dismiss was denied in substantial part. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $75 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $75 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $694 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court denied defendants’ motion to dismiss. On July 10, 2014, MS&Co. filed a renewed motion to dismiss with respect to two certificates at issue in the case. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $284 million, and the certificates had incurred actual losses of approximately $52 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $284 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On September 23, 2013, plaintiffs in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against MS&Co. and certain affiliates in the SDNY. The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to plaintiffs of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiffs was approximately $417 million. The complaint alleges causes of action against MS&Co. for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, as amended, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissory and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014, the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933, as amended, and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. On April 28, 2014, the court granted in part and denied in part plaintiff’s motion to strike certain of the defendants’ affirmative defenses. On July 11, 2014, the defendants filed a motion for reconsideration of the court’s order on the motion to dismiss the complaint or, in the alternative, for certification of interlocutory appeal and a stay of all proceedings. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $215 million, and the certificates had incurred actual losses of approximately $26 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $215 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 23, 2014, the SEC approved a settlement by MS&Co. and certain affiliates to resolve an investigation related to certain subprime residential mortgage-backed security transactions sponsored and underwritten by those entities in 2007. Pursuant to the settlement, MS&Co. and certain affiliates were charged with violating Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933, as amended, agreed to pay disgorgement and penalties in an amount of $275 million and neither admitted nor denied the SEC’s findings.

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

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended June 30, 2014, there were subscriptions of 1,851.3350 Class A Redeemable Units totaling $2,281,716. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used in the trading of commodity interests including futures contracts, options, forward and swap contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2014- April 30, 2014	5,176.4740	$1,218.55	N/A	N/A
May 1, 2014- May 31, 2014	3,884.9640	$1,258.32	N/A	N/A
June 1, 2014- June 30, 2014	2,139.9750	$1,249.02	N/A	N/A
	11,201.4130	$1,238.16

*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.
**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 3.	Defaults Upon Senior Securities. None.

Item 4.	Mine Safety Disclosures. Not Applicable.

Item 5.	Other Information.

Effective October 1, 2014, the monthly ongoing selling agent fee will be (i) reduced from an annual rate of 2.50% to an annual rate of 2.00% for Class A Redeemable Units, (ii) reduced from an annual rate of 1.25% to an annual rate of 0.75% for Class D Redeemable Units and (iii) eliminated for Class Z Redeemable Units. As of the same date, the administrative fee will be increased from an annual rate of 0.50% to an annual rate of 1.00%. The October 1, 2014 fee changes will offset each other and, accordingly, there will be no change to the aggregate fees incurred by the Partnership.

Item 6.	Exhibits

3.1(a)	Certificate of Limited Partnership dated June 30, 2003 (filed as Exhibit 3.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(b)	Certificate of Amendment of the Certificate of Limited Partnership dated September 21, 2005 (filed as Exhibit 3.1(a) to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(c)	Certificate of Amendment of the Certificate of Limited Partnership dated September 19, 2008 (filed as Exhibit 3.1(c) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(d)	Certificate of Amendment of the Certificate of Limited Partnership dated September 28, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(e)	Certificate of Amendment of the Certificate of Limited Partnership dated June 30, 2010 (filed as Exhibit 3.1(e) to the Current Report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

(f)	Certificate of Amendment of the Certificate of Limited Partnership as filed in the office of the Secretary of State of the State of New York, dated September 2, 2011 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on September 7, 2011 and incorporated herein by reference).

(g)	Certificate of Amendment of the Certificate of Limited Partnership dated August 7, 2013 (filed as Exhibit 3.1(g) to the Quarterly Report on Form 10-Q filed on August 14, 2013 and incorporated herein by reference).

3.2	Fourth Amended and Restated Limited Partnership Agreement effective May 1, 2012 (filed as Exhibit 3.2 to the Annual Report on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.1	Management Agreement among the Partnership, the General Partner and Waypoint Capital Management LLC (filed as Exhibit 10.4 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

10.2	Customer Agreement among the Partnership, the General Partner and CGM (filed as Exhibit 10.9 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

10.3	Form of Subscription Agreement (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on November 14, 2012 and incorporated herein by reference).

10.4(a)

Alternative Investment Selling Agent Agreement among the Partnership, the General Partner and Morgan Stanley Wealth Management effective October 1, 2013 (filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

(b)	Letter Amendment to the Alternative Investment Selling Agent Agreement among the Partnership, the General Partner and Morgan Stanley Wealth Management, effective April 1, 2014 (filed as Exhibit 10.4(b) to the Quarterly Report on Form 10-Q filed on May 14, 2014 and incorporated herein by reference).

(c)	Letter from the General Partner amending the Alternative Investment Selling Agent Agreement among the Partnership, the General Partner and Morgan Stanley Wealth Management dated as of August 8, 2014 and effective October 1, 2014 (filed herewith).

10.5	Management Agreement among the Partnership, the General Partner and PGR Capital LLP (filed as Exhibit 10.12 to the Current Report on Form 8-K filed on November 4, 2010 and incorporated herein by reference).

10.6(a)	Management Agreement among the Partnership, the General Partner and Blackwater Capital Management LLC (filed as Exhibit 10.13 to the Current Report on Form 8-K filed on November 4, 2010 and incorporated herein by reference).

(b)	Amendment to the Management Agreement among the Partnership, the General Partner and Blackwater Capital Management LLC (filed as Exhibit 10.6(b) to the Quarterly Report on Form 10-Q filed on May 14, 2014 and incorporated herein by reference).

(c)	Letter from the General Partner to Blackwater Capital Management LLC extending the Management Agreement from June 30, 2013 to June 30, 2014 (filed as Exhibit 10.7(b) to the Annual Report on Form 10-K filed on March 28, 2014 and incorporated herein by reference).

10.7(a)	Management Agreement among the Partnership, the General Partner and J E Moody & Company LLC (filed as Exhibit 10.14 to the current report on Form 8-K filed on January 3, 2011 and incorporated herein by reference).

(b)	Letter from the General Partner to J E Moody & Company LLC extending the Management Agreement from June 30, 2013 to June 30, 2014 (filed as Exhibit 10.8(b) to the Annual Report on Form 10-K filed on March 28, 2014 and incorporated herein by reference).

10.8(a)	Amended and Restated Management Agreement among the Partnership, the General Partner and Cirrus Capital Management LLC (filed as Exhibit 10.15 to the current report on Form 8-K filed on January 3, 2011 and incorporated herein by reference).

10.9(a)	Management Agreement among the Partnership, the General Partner and Willowbridge Associates Inc. (filed as Exhibit 10.17 to the Current Report on Form 8-K filed on June 2, 2011 and incorporated herein by reference).

(b)	Amendment to the Management Agreement among the Partnership, the General Partner and Willowbridge Associates Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 7, 2013 and incorporated herein by reference).

(c)	Letter from the General Partner to Willowbridge Associates Inc. extending the Management Agreement from June 30, 2013 to June 30, 2014 (filed as Exhibit 10.10(c) to the Annual Report on Form 10-K filed on March 28, 2014 and incorporated herein by reference).

10.10	Management Agreement among the Partnership, the General Partner and Rotella Capital Management, Inc. (filed as Exhibit 10.13 to the Quarterly Report on Form 10-Q filed on November 14, 2012 and incorporated herein by reference).

10.11(a)	Management Agreement among the Partnership, the General Partner and Cambridge Strategy (Asset Management) Limited (filed as Exhibit 10.14 to the Quarterly Report on Form 10-Q filed on November 14, 2012 and incorporated herein by reference).

(b)	Letter from the General Partner to Cambridge Strategy (Asset Management) Limited extending the Management Agreement from June 30, 2013 to June 30, 2014 (filed as Exhibit 10.12(b) to the Annual Report on Form 10-K filed on March 28, 2014 and incorporated herein by reference).

10.12(a)	Management Agreement among the Partnership, the General Partner and Bleecker Street Capital, LLC (filed as Exhibit 10.15 to the Quarterly Report on Form 10-Q filed on November 14, 2012 and incorporated herein by reference).

(b)	Letter from the General Partner to Bleecker Street Capital LLC extending the Management Agreement from June 30, 2013 to June 30, 2014 (filed as Exhibit 10.13(b) to the Annual Report on Form 10-K filed on March 28, 2014 and incorporated herein by reference).

10.13(a)	Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.14(a) to the Annual Report on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

(b)	Amendment No. 5 to Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.14(b) to the Annual Report on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.14	Management Agreement among the Partnership, the General Partner and SECOR Capital Advisors, LP (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 7, 2013 and incorporated herein by reference).

10.15	Commodity Futures Customer Agreement between the Partnership and MS&Co., effective August 21, 2013 (filed as Exhibit 10.17 to the Quarterly Report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

10.16(a)	Management Agreement among the Partnership, the General Partner and Principle Capital Management LLC (filed as Exhibit 10.18 to the Quarterly Report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

(b)	Letter from the General Partner to Principle Capital Management LLC extending the Management Agreement from June 30, 2013 to June 30, 2014 (filed as Exhibit 10.18(b) to the Annual Report on Form 10-K filed on March 28, 2014 and incorporated herein by reference).

10.17(a)	Management Agreement among the Partnership, the General Partner and 300 North Capital LLC (filed as Exhibit 10.19 to the Quarterly Report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

(b)	Letter from the General Partner to 300 North Capital LLC extending the Management Agreement from June 30, 2013 to June 30, 2014 (filed as Exhibit 10.19(b) to the Annual Report on Form 10-K filed on March 28, 2014 and incorporated herein by reference).

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

EMERGING CTA PORTFOLIO L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Alper Daglioglu
Alper Daglioglu President and Director

Date: August 13, 2014

By:	/s/ Steven Ross
Steven Ross Chief Financial Officer (Principal Accounting Officer)

Date: August 13, 2014