Form 10-Q
period 2014-09-30
EMERGING CTA PORTFOLIO LP
filed 2014-11-13
CIK 1269190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes -  No X

As of October 31, 2014, 87,872.8932 Limited Partnership Class A Redeemable Units were outstanding.

EMERGING CTA PORTFOLIO L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Emerging CTA Portfolio L.P.

Statements of Financial Condition

	(Unaudited) September 30, 2014	December 31, 2013

Assets:
Investment in Funds, at fair value	$98,063,189	$123,486,175
Redemptions receivable from Funds	2,000	14,986,312
Equity in trading account:
Cash	21,225,932	24,966,156
Cash margin	146,743	4,901,267
Net unrealized appreciation on open futures contracts	1,542	634,229
Options purchased, at fair value (cost $0 and $1,372,875 at September 30, 2014 and December 31, 2013, respectively)	—	1,278,375

Total trading equity	119,439,406	170,252,514
Interest receivable	68	333

Total assets	$119,439,474	$170,252,847

Liabilities and Partners’ Capital:
Liabilities:
Options premium received, at fair value (premium $0 and $517,125 at September 30, 2014 and December 31, 2013, respectively)	$—	$322,350
Accrued expenses:
Ongoing selling agent fees	248,826	495,616
Management fees	149,828	179,798
Administrative fees	49,696	70,741
Incentive fees	683,131	12,209
Clearing fees due to MS&Co.	2,795	5,003
Other	165,449	147,797
Redemptions payable to General Partner	202,665	—
Redemptions payable to Limited Partners	3,835,209	6,897,645

Total liabilities	5,337,599	8,131,159

Partners’ Capital:
General Partner, 942.3886 and 1,512.9756 Class A Unit equivalents outstanding at September 30, 2014 and December 31, 2013, respectively	1,190,119	2,043,122
Limited Partners, 89,408.5022 and 118,541.4712 Class A Redeemable Units outstanding at September 30, 2014 and December 31, 2013, respectively	112,911,756	160,078,566

Total partners’ capital	114,101,875	162,121,688

Total liabilities and partners’ capital	$119,439,474	$170,252,847

Net asset value per unit, Class A	$1,262.88	$1,350.40

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.

Condensed Schedule of Investments

September 30, 2014

(Unaudited)

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	11	$(4,949)	(0.00	)*%
Indices	5	(288)	(0.00	)*
Interest Rates Non-U.S.	3	290	0.00	*
Livestock	2	886	0.00	*
Softs	1	(1,256)	(0.00	)*

Total futures contracts purchased		(5,317)	(0.00	)*

Futures Contracts Sold
Currencies	16	(2,283)	(0.00	)*
Energy	16	8,673	0.00	*
Indices	3	77	0.00	*
Livestock	1	(162)	(0.00	)*
Metals	1	(335)	(0.00	)*
Softs	3	889	0.00	*

Total futures contracts sold		6,859	0.00	*

Net unrealized appreciation on open futures contracts		1,542	0.00	*

Investment in Funds
Blackwater Master Fund L.P.		4,494,108	3.94
Secor Master Fund L.P.		24,260,531	21.26
Cambridge Master Fund L.P.		31,039,544	27.20
CMF Willowbridge Master Fund L.P.		10,035,221	8.80
300 North Capital Master Fund L.P.		17,026,200	14.92
PGM Master Fund L.P.		11,207,585	9.82

Total investment in Funds		98,063,189	85.94

Net fair value		$98,064,731	85.94%

*	Due to rounding

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

Emerging CTA Portfolio L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Investment Income:
Interest income	$1,007	$1,105	$4,174	$6,691
Interest income from investment in Funds	2,912	7,167	17,293	41,067

Total investment income	3,919	8,272	21,467	47,758

Expenses:
Clearing fees	314,937	363,377	845,727	1,231,035
Ongoing selling agent fees	759,211	1,537,102	2,932,408	4,852,591
Management fees	443,091	624,918	1,422,240	1,990,150
Administrative fees	151,686	218,614	510,083	690,501
Incentive fees	683,130	201,857	670,921	1,347,427
Other	308,758	270,013	726,475	730,447

Total expenses	2,660,813	3,215,881	7,107,854	10,842,151

Net investment income (loss)	(2,656,894)	(3,207,609)	(7,086,387)	(10,794,393)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in Funds:
Net realized gains (losses) on closed contracts	(783,500)	(805,659)	(3,186,342)	(1,328,473)
Net realized gains (losses) on investment in Funds	3,804	(7,414,206)	1,492,945	13,958,152
Change in net unrealized gains (losses) on open contracts	(810,312)	224,597	(732,961)	188,265
Change in net unrealized gains (losses) on investment in Funds	5,242,218	(2,463,109)	(1,957,546)	(8,769,104)

Total trading results	3,652,210	(10,458,377)	(4,383,904)	4,048,840

Net income (loss)	995,316	(13,665,986)	(11,470,291)	(6,745,553)
Subscriptions — Limited Partners	645,260	5,388,693	6,466,983	13,982,329
Redemptions — Limited Partners	(14,588,077)	(10,885,823)	(42,313,886)	(29,647,970)
Redemptions — General Partner	(702,619)	—	(702,619)	(200,699)

Net increase (decrease) in Partners’ Capital	(13,650,120)	(19,163,116)	(48,019,813)	(22,611,893)
Partners’ Capital, beginning of period	127,751,995	184,703,169	162,121,688	188,151,946

Partners’ Capital, end of period	$114,101,875	$165,540,053	$114,101,875	$165,540,053

Net asset value per unit, Class A (90,350.8908 and 126,608.3998 units outstanding at September 30, 2014 and 2013, respectively)	$1,262.88	$1,307.50	$1,262.88	$1,307.50

Net income (loss) per unit*	$13.86	$(103.64)	$(87.52)	$(52.31)

Weighted average Class A units outstanding	98,070.5265	131,810.4512	108,828.8182	134,251.5455

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

September 30, 2014

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

As of September 1, 2011, the Partnership began offering three classes of limited partnership interests: Class A units, Class D units and Class Z units; each will be referred to as a “Class” and collectively referred to as the “Classes.” All Redeemable Units issued prior to September 1, 2011 were deemed “Class A Units.” The rights, liabilities, risks, and fees associated with investment in the Class A Units were not changed. Class A Units and Class D Units are available to taxable U.S. individuals and institutions, as well as U.S. tax exempt individuals and institutions. Class Z Units will be offered to certain employees of Morgan Stanley Wealth Management and its affiliates (and their family members). The Class of units that a limited partner of the Partnership (each a “Limited Partner”) receives upon subscription will generally depend upon the amount invested in the Partnership or the status of the Limited Partner, although the General Partner may determine to offer units to investors at its discretion. As of September 30, 2014, there were no Redeemable Units outstanding in Class D or Class Z.

As of September 30, 2014, all trading decisions were made for the Partnership by its trading advisors (the “Advisors”) either directly, through individually managed accounts, or indirectly, through investments in other collective investment vehicles. As of September 30, 2014, Blackwater Capital Management, LLC, Willowbridge Associates Inc., SECOR Capital Advisors, LP, 300 North Capital LLC and The Cambridge Strategy (Asset Management) Limited served as the Partnership’s major commodity trading advisors. In addition, the General Partner has allocated the Partnership’s assets to additional non-major trading advisors (i.e. commodity trading advisors intended to be allocated less than 10% of the Partnership’s assets). Information about advisors allocated less than 10% of the Partnership’s assets may not be disclosed. The General Partner may allocate less than 10% of the Partnership’s assets to a new trading advisor or another trading program of a current Advisor. The Advisors are not affiliated with one another, are not affiliated with the General Partner, Citigroup Global Markets Inc. (“CGM”) or Morgan Stanley & Co. LLC (“MS&Co”) and are not responsible for the organization or operation of the Partnership.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

September 30, 2014

(Unaudited)

Effective October 16, 2014, the Partnership terminated its management agreement with 300 North Capital LLC (“300 North Capital”) and fully redeemed its investment in 300 North Capital Master Fund L.P (“300 North Master”) on or about November 1, 2014.

Since the period covered by this report, Centurion Investment Management, LLC (“Centurion”) and Perella Weinberg Partners Capital Management LP (“Perella”) have been selected by the General Partner as major commodity trading advisors. Accordingly, the General Partner increased Centurion’s and Perella’s allocations on November 1, 2014 to 12.6% and 16.8% of the Partnership’s assets, respectively.

The assets allocated to Centurion for trading are invested directly pursuant to Centurion’s Short Term Systematic Strategy Program.

During the nine months ended September 30, 2014, the Partnerhip’s/Funds’ commodity broker was MS&Co., a registered futures commission merchant. During the prior periods included in this report, CGM also served as a commodity broker.

During the second quarter of 2013, Cambridge Master Fund, L.P. (“Cambridge Master”) entered into a foreign exchange brokerage account agreement with MS&Co. Cambridge Master commenced foreign exchange trading through an account at MS&Co. on or about May 1, 2013. During the third quarter of 2013, CMF Willowbridge Master Fund L.P. (“Willowbridge Master”), Principle Master Fund L.P. (“Principle Master”) and Cambridge Master entered into a futures brokerage account agreement with MS&Co. Willowbridge Master, Principle Master and Cambridge Master commenced futures trading through accounts at MS&Co. on or about July 29, 2013, September 27, 2013 and September 1, 2013, respectively. SECOR Master Fund L.P (“SECOR Master”) continues to be a party to a futures brokerage account agreement with MS&Co. During the fourth quarter of 2013, 300 North Master and Blackwater Master Fund L.P. (“Blackwater Master”) entered into a futures account agreement with MS&Co. and commenced trading through accounts at MS&Co. on or about October 2, 2013 and October 3, 2013, respectively. Effective August 21, 2013, the Partnership entered into a futures brokerage account agreement with MS&Co. and began transferring the brokerage account of the Partnership from CGM to MS&Co. PGM Master Fund L.P. has been a party to a futures brokerage account agreement with MS&Co. since September 1, 2014. The Partnership, directly and through its investment in the Funds, pays MS&Co. trading fees for the clearing and, where applicable, execution of transactions.

Effective October 1, 2013, the Partnership ceased paying a brokerage fee to CGM and CGM ceased acting as a selling agent for the Partnership. Also effective October 1, 2013, the Partnership entered into a selling agreement with Morgan Stanley Smith Barney LLC (d/b/a Morgan Stanley Wealth Management). Pursuant to the selling agreement, Morgan Stanley Wealth Management received a selling agent fee equal to (i) 3.5% per year of adjusted month-end net assets for Class A units, (ii) 1.25% per year of adjusted month-end net assets for Class D units and (iii) 0.5% per year of adjusted month-end net assets for Class Z units. The selling agent fee received by Morgan Stanley Wealth Management is shared with the properly registered/licensed financial advisers of Morgan Stanley Wealth Management who sell redeemable units in the Partnership.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

September 30, 2014

(Unaudited)

Effective April 1, 2014, the monthly ongoing selling agent fee was reduced from an annual rate of 3.5% to an annual rate of 2.5% for Class A units.

Effective October 1, 2014, the monthly ongoing selling agent fee was (i) reduced from an annual rate of 2.5% to an annual rate of 2.0% for Class A Redeemable Units, (ii) reduced from an annual rate of 1.25% to an annual rate of 0.75% for Class D Redeemable Units and (iii) eliminated for Class Z Redeemable Units. As of the same date, the administrative fee was increased from an annual rate of 0.5% to an annual rate of 1.0%. The October 1, 2014 fee changes offset each other and, accordingly, there was no change to the aggregate fees incurred by the Partnership.

Certain prior period amounts have been reclassified to conform to current period presentation. Amounts reported separately on the Statements of Income and Expenses and Changes in Partners’ Capital as ongoing selling agent fees and clearing fees were previously combined and presented as brokerage fees, including clearing fees.

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at September 30, 2014 and December 31, 2013, and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2014 and 2013. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2013.

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

Emerging CTA Portfolio L.P.

Notes to Financial Statements

September 30, 2014

(Unaudited)

2. Financial Highlights:

Changes in the net asset value per unit for Class A for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net realized and unrealized gains (losses)[1]	$30.32	$(93.74)	$(55.88)	$(17.19)
Interest Income	0.04	0.06	0.19	0.35
Expenses[2]	(16.50)	(9.96)	(31.83)	(35.47)

Increase (decrease) for the period	13.86	(103.64)	(87.52)	(52.31)
Net asset value per unit, beginning of period	1,249.02	1,411.14	1,350.40	1,359.81

Net asset value per unit, end of period	$1,262.88	$1,307.50	$1,262.88	$1,307.50

[1]

Includes ongoing selling agent and clearing fees. Net realized and unrealized gains (losses) excluding ongoing selling agent fees for the three and nine months ended September 30, 2014 and 2013 were $41.27, $(79.32), $(21.40) and $28.11, respectively.

[2]

Excludes ongoing selling agent and clearing fees .. Total expenses including ongoing selling agent fees for the three and nine months ended September 30, 2014 and 2013 were $(28.46), $(24.38), $(67.32) and $(80.77), respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Ratios to average net assets:[3]
Net investment income (loss)	(6.6)%	(6.9)%	(6.4)%	(7.6)%
Incentive fees	0.6%	0.1%	0.5%	0.7%

Net investment income (loss) before incentive fees[4]	(6.0)%	(6.8)%	(5.9)%	(6.9)%

Operating expense	6.6%	6.9%	6.5%	7.0%
Incentive fees	0.6%	0.1%	0.5%[5]	0.7%

Total expenses	7.2%	7.0%	7.0%	7.7%

Total return:
Total return before incentive fees	1.7%	(7.2)%	(6.0)%	(3.1)%
Incentive fees	(0.6)%	(0.1)%	(0.5)%[5]	(0.7)%

Total return after incentive fees	1.1%	(7.3)%	(6.5)%	(3.8)%

[3]	Annualized (other than incentive fees).
[4]	Interest income less total expenses.
[5]	Due to rounding.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

September 30, 2014

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

All of the commodity interests owned by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended September 30, 2014 and 2013 were 197 and 1,627, respectively. The monthly average number of futures contracts traded directly by the Partnership during the nine months ended September 30, 2014 and 2013 were 563 and 1,597, respectively. There were no metals forward contracts traded directly by the Partnership during the three months ended September 30, 2014 and 2013. The monthly average number of metals forward contracts traded directly by the Partnership during the nine months ended September 30, 2014 and 2013, were 0 and 12, respectively. The monthly average number of option contracts held directly by the Partnership during the three months ended September 30, 2014 and 2013 were 1,319 and 0, respectively. The monthly average number of option contracts held directly by the Partnership during the nine months ended September 30, 2014 and 2013 were 1,619 and 17, respectively. The monthly average notional value of currency forward contracts held directly by the Partnership during the three months ended September 30, 2014 and 2013 were $55,892,125 and $0, respectively. The monthly average notional values of currency forward contracts held directly by the Partnership during the nine months ended September 30, 2014 and 2013 were $79,892,256 and $601, respectively.

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

September 30, 2014

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

The following tables summarize the valuation of the Partnership’s investments at September 30, 2014 and December 31, 2013, respectively.

	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Amounts Presented in the Statement of Financial Condition	Gross Amounts not Offset in the Statement of Financial Condition		Net Amount
September 30, 2014				Financial Instruments	Cash Collateral Received

Assets
Futures	$12,305	$(10,763)	$1,542	$—	$—	$1,542

Total Assets	12,305	(10,763)	1,542	—	—	1,542

Liabilities
Futures	$(10,763)	$10,763	$—	$—	$—	$—

Total Liabilities	(10,763)	10,763	—	—	—	—

Net fair value						$1,542

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts not Offset in the Statements of Financial Condition
December 31, 2013				Financial Instruments	Cash Collateral Received	Net Amount
Assets
Futures	$1,432,133	$(797,904)	$634,229	$—	$—	$634,229
Options purchased	1,278,375	—	1,278,375	(322,350)	—	956,025

Total Assets	2,710,508	(797,904)	1,912,604	(322,350)	—	1,590,254

Liabilities
Futures	$(797,904)	$797,904	$—	$—	$—	$—
Options premium received	(322,350)	—	(322,350)	322,350	—	—

Total Liabilities	(1,120,254)	797,904	(322,350)	322,350	—	—

Net fair value						$1,590,254

Emerging CTA Portfolio L.P.

Notes to Financial Statements

September 30, 2014

(Unaudited)

The following tables indicate the gross fair va lues of derivative instruments of futures, forwards and options contracts as separate assets and liabilities as of September 30, 2014 and December 31, 2013.

Assets	September 30, 2014
Futures Contracts
Currencies	$215
Energy	9,095
Indices	340
Interest Rates Non-U.S.	290
Livestock	1,476
Softs	889

Total unrealized appreciation on open futures contracts	$12,305

Liabilities
Futures Contracts
Currencies	$(7,447)
Energy	(422)
Indices	(551)
Livestock	(752)
Metals	(335)
Softs	(1,256)

Total unrealized depreciation on open futures contracts	$(10,763)

Net unrealized appreciation on open futures contracts	$1,542 *

*	This amount is included in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

September 30, 2014

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

Emerging CTA Portfolio L.P.

Notes to Financial Statements

September 30, 2014

(Unaudited)

The following tables indicate the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,				Nine Months Ended September 30,
Sector	2014		2013		2014		2013
Currencies	$310,584		$1,763,058		$138,278		$2,254,507
Energy	(1,876,447)		—		(2,914,078)		114,173
Grains	146,038		—		214,650		(1,670)
Indices	(292,559)		(2,054,179)		(922,817)		(2,131,293)
Interest Rates U.S.	30,009		114,414		295,483		29,339
Interest Rates Non-U.S.	59,703		(404,355)		(716,102)		(1,073,592)
Livestock	(95,957)		—		(59,067)		(4,570)
Metals	47,682		—		92,195		(350,475)
Softs	77,135		—		(47,845)		23,373

Total	$(1,593,812	)****	$(581,062	)****	$(3,919,303	)****	$(1,140,208	)****

****	This amount is included in “Total trading results” on the Statements of Income and Expenses and Changes in Partners’ Capital.

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

Emerging CTA Portfolio L.P.

Notes to Financial Statements

September 30, 2014

(Unaudited)

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards, swaps and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended September 30, 2014 and December 31, 2013, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). During the nine months ended September 30, 2014 and the twelve months ended December 31, 2013, there were no transfers of assets or liabilities between Level 1 and Level 2.

	September 30, 2014	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Funds	$98,063,189	$—	$98,063,189	$—
Futures	12,305	12,305	—	—

Total assets	$98,075,494	$12,305	$98,063,189	$—

Liabilities
Futures	$10,763	$10,763	$—	$—

Total liabilities	10,763	10,763	—	—

Net fair value	$98,064,731	$1,542	$98,063,189	$—

	December 31, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Funds	$123,486,175	$—	$123,486,175	$—
Futures	1,432,133	1,432,133	—	—
Options purchased	1,278,375	1,278,375	—	—

Total assets	126,196,683	2,710,508	123,486,175	—

Liabilities
Futures	$797,904	$797,904	$—	$—
Options premium received	322,350	322,350	—	—

Total liabilities	1,120,254	1,120,254	—	—

Net fair value	$125,076,429	$1,590,254	$123,486,175	$—

Emerging CTA Portfolio L.P.

Notes to Financial Statements

September 30, 2014

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

On November 1, 2010, the assets allocated to Blackwater Capital Management, LLC (“Blackwater”) for trading were invested in Blackwater Master, a limited partnership organized under the partnership laws of the State of Delaware. The Partnership invested in Blackwater Master with cash equal to $15,674,694. Blackwater Master permits accounts managed by Blackwater using the Blackwater Global Program, a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of Blackwater Master. Individual and pooled accounts currently managed by Blackwater, including the Partnership, are permitted to be limited partners of Blackwater Master. The General Partner and Blackwater believe that trading through this structure should promote efficiency and economy in the trading process.

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

On September 1, 2012, the assets allocated to The Cambridge Strategy (Asset Management) Limited (“Cambridge”) for trading were invested in Cambridge Master, a limited partnership organized under the partnership laws of the State of Delaware. The Partnership invested in Cambridge Master with cash equal to $3,000,000. Cambridge Master permits accounts managed by Cambridge using the Asian Markets Alpha Programme and the Emerging Markets Alpha Programme, each a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of Cambridge Master. Individual and pooled accounts currently managed by Cambridge, including the Partnership, are permitted to be limited partners of Cambridge Master. The General Partner and Cambridge believe that trading through this structure should promote efficiency and economy in the trading process. The General Partner and Cambridge agreed that Cambridge will trade the Partnership’s assets allocated to Cambridge at a level that is up to 1.5 times the amount of assets allocated. The amount of leverage may be increased or decreased in the future. However, in no event will the amount of leverage be greater than 2 times the amount of assets allocated.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

September 30, 2014

(Unaudited)

Effective January 1, 2013, the assets traded directly by Willowbridge Associates Inc. (“Willowbridge”) using its wPraxis Futures Trading Approach, were invested in Willowbridge Master, a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 14,103.3175 units of Willowbridge Master with cash equal to $29,484,306. Willowbridge Master permits accounts managed by Willowbridge using the wPraxis Futures Trading Approach, a proprietary, discretionary trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Willowbridge Master. Individual and pooled accounts currently managed by Willowbridge, including the Partnership, are permitted to be limited partners of Willowbridge Master. The General Partner and Willowbridge believe that trading through this structure should promote efficiency and economy in the trading process. The General Partner and Willowbridge agreed that Willowbridge will trade the Partnership’s assets allocated to Willowbridge at a level that is up to 3 times the amount of assets allocated. Effective February 28, 2013, Willowbridge ceased trading the Partnership’s assets using its MStrategy Trading Approach.

On March 1, 2013, the assets allocated to Principle Capital Management LLC (“Principle”) for trading were invested in Principle Master, a limited partnership organized under the partnership laws of the State of Delaware. The Partnership invested in Principle Master with cash equal to $6,503,661. Effective July 31, 2014, the Partnership fully redeemed its investment in Principle Master for cash equal to $12,165,827.

On March 1, 2013, the assets allocated to 300 North Capital for trading were invested in 300 North Master, a limited partnership organized under the partnership laws of the State of Delaware. The Partnership invested in 300 North Master with cash equal to $10,000,000. 300 North Master permits accounts managed by 300 North Capital using the Global Macro Program, a proprietary, discretionary trading program, to invest together in one trading vehicle. The General Partner is also the general partner of 300 North Master. Individual and pooled accounts currently managed by 300 North Capital are permitted to be limited partners of 300 North Master. The General Partner and 300 North Capital believed that trading through this structure promoted efficiency and economy in the trading process. The General Partner and 300 North Capital agreed that 300 North Capital would trade the Partnership’s assets allocated to 300 North Capital at a level that was up to 1.5 times the amount of assets allocated. Effective on or about November 1, 2014, the Partnership fully redeemed its investment in 300 North Master for cash equal to $12,374,970.

On August 1, 2013, the assets allocated to SECOR Capital Advisors, LP (“SECOR”) for trading were invested in the SECOR Master, a limited partnership organized under the partnership laws of the State of Delaware. The Partnership invested in SECOR Master with cash equal to $10,000,000. SECOR Master permits accounts managed by SECOR using a variation of the program traded by SECOR Alpha Master Fund L.P., a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of SECOR Master. Individual and pooled accounts currently managed by SECOR are permitted to be limited partners of SECOR Master. The General Partner and SECOR believe that trading through this structure should promote efficiency and economy in the trading process. The General Partner and SECOR agreed that SECOR will trade the Partnership’s assets allocated to SECOR at a level that is up to 1.5 times the amount of assets allocated.

On September 1, 2014, the assets allocated to Perella Weinberg Partners Capital Management LP (“Perella”) for trading were invested in PGM Master Fund L.P. (“PGM Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership invested in PGM Master with cash equal to $10,500,000. PGM Master permits accounts managed by Perella using a selected variation of the program traded by PWP Global Macro Master Fund L.P., a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of PGM Master. Individual and pooled accounts currently managed by Perella are permitted to be limited partners of PGM Master. The General Partner and Perella believe that trading through this structure should promote efficiency and economy in the trading process.

The General Partner is not aware of any material changes to any of the trading programs discussed above during the fiscal quarter ended September 30, 2014.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

September 30, 2014

(Unaudited)

Blackwater Master’s, Cambridge Master’s, Willowbridge Master’s, 300 North Master’s, PGM Master’s and SECOR Master’s (collectively, the “Funds”) and the Partnership’s trading of futures, forwards and options contracts, as applicable, on commodities was done and is done primarily on United States of America commodity exchanges and foreign commodity exchanges. Reference to “Funds” included in this report may include, as relevant, Waypoint Master, PGR Master, JEM Master, Principle Master and Cirrus Master. During the nine months ended September 30, 2014, the Funds engaged in such trading through commodity brokerage accounts maintained with MS&Co. During prior periods included in this report, the Funds also engaged in such trading through commodity brokerage accounts maintained with CGM.

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

At September 30, 2014, the Partnership owned approximately 16.7% of Blackwater Master, 71.7% of Cambridge Master, 8.5% of Willowbridge Master, 100% of 300 North Master, 100% of PGM Master and 100% of SECOR Master. At December 31, 2013, the Partnership owned approximately 38.8% of Blackwater Master, 58.2% of PGR Master (prior to its redemptions on December 31, 2013), 15.2% of Willowbridge Master, 100% of 300 North Master, 100% of Principle Master, 100% of SECOR Master and 69.9% of Cambridge Master. It is the Partnership’s intention to continue to invest in the Funds (with the exception of 300 North Master). The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same and the redemption rights are not affected.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

September 30, 2014

(Unaudited)

Summarized information reflecting the total assets, liabilities and capital of the Funds is shown in the following tables.

	September 30, 2014
	Total Assets	Total Liabilities	Total Capital
Blackwater Master	$27,337,271	$370,501	$26,966,770
SECOR Master	24,610,150	349,698	24,260,452
Cambridge Master	43,328,564	49,350	43,279,214
Willowbridge Master	118,333,859	180,327	118,153,532
300 North Master	17,046,801	20,657	17,026,144
PGM Master	11,221,726	14,176	11,207,550

	December 31, 2013
	Total Assets	Total Liabilities	Total Capital
Blackwater Master	$63,936,601	$610,828	$63,325,773
PGR Master	25,764,457	15,005,082	10,759,375
SECOR Master	15,463,167	80,075	15,383,092
Cambridge Master	37,549,964	28,580	37,521,384
Willowbridge Master	95,699,725	7,316,065	88,383,660
300 North Master	24,407,958	34,469	24,373,489
Principle Master	18,952,159	353,341	18,598,818

Summarized information reflecting the net investment income (loss) from trading, total trading results and net income (loss) of the Funds is shown in the following tables.

	For the three months ended September 30, 2014
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Blackwater Master	$(14,963)	$2,462,046	$2,447,083
SECOR Master	(155,854)	325,929	170,075
Cambridge Master	(54,962)	6,532,519	6,477,557
Willowbridge Master	(166,398)	3,692,929	3,526,531
300 North Master	(42,217)	(270,614)	(312,831)
Principle Master	(74,652)	(1,025,740)	(1,100,392)
PGM Master	(26,211)	733,796	707,585

	For the nine months ended September 30, 2014
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Blackwater Master	$(62,309)	$732,472	$670,163
SECOR Master	(400,635)	1,161,971	761,336
Cambridge Master	(121,681)	6,865,193	6,743,512
Willowbridge Master	(379,676)	2,654,368	2,274,692
300 North Master	(128,732)	(3,974,712)	(4,103,444)
Principle Master	(184,996)	(3,248,158)	(3,433,154)
PGM Master	(26,211)	733,796	707,585

Emerging CTA Portfolio L.P.

Notes to Financial Statements

September 30, 2014

(Unaudited)

	For the three months ended September 30, 2013
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Waypoint Master	$(28,980)	$(764,582)	$(793,562)
Blackwater Master	(20,014)	(2,708,600)	(2,728,614)
PGR Master	(18,354)	(905,930)	(924,284)
JEM Master	(266,418)	3,946,878	3,680,460
SECOR Master	(50,104)	(473,511)	(523,615)
Cirrus Master	(84,022)	(5,580,690)	(5,664,712)
Cambridge Master	(9,603)	(3,121,089)	(3,130,692)
Willowbridge Master	(168,584)	(3,203,058)	(3,371,642)
300 North Master	(50,593)	(3,336,850)	(3,387,443)
Principle Master	(73,502)	748,525	675,023

	For the nine months ended September 30, 2013
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Waypoint Master	$(94,780)	$(917,399)	$(1,012,179)
Blackwater Master	(79,090)	(2,792,564)	(2,871,654)
PGR Master	(105,210)	4,944,302	4,839,092
JEM Master	(958,201)	4,775,028	3,816,827
SECOR Master	(50,104)	(473,511)	(523,615)
Cirrus Master	(172,349)	(2,058,250)	(2,230,599)
Cambridge Master	(38,020)	79,930	41,910
Willowbridge Master	(409,377)	9,714,029	9,304,652
300 North Master	(88,988)	(1,469,577)	(1,558,565)
Principle Master	(139,602)	651,883	512,281

Summarized information reflecting the Partnership’s investments in, and the operations of, the Funds is shown in the following tables.

	September 30, 2014		For the three months ended September 30, 2014
	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
Funds				Clearing Fees	Other
Blackwater Master	3.94%	$4,494,108	$542,258	$4,222	$5,006	$533,030	Commodity Portfolio	Monthly
SECOR Master	21.26%	24,260,531	326,625	132,688	23,862	170,075	Commodity Portfolio	Monthly
Cambridge Master	27.20%	31,039,544	4,656,321	27,556	28,520	4,600,245	Commodity Portfolio	Monthly
Willowbridge Master	8.80%	10,035,221	285,494	15,452	3,896	266,146	Commodity Portfolio	Monthly
300 North Master	14.92%	17,026,200	(270,035)	17,054	25,742	(312,831)	Commodity Portfolio	Monthly
Principle Master	—%	—	(1,025,560)	16,097	58,735	(1,100,392)	Commodity Portfolio	Monthly
PGM Master	9.82%	11,207,585	733,831	13,746	12,500	707,585	Commodity Portfolio	Monthly

Total		$98,063,189	$5,248,934	$226,815	$158,261	$4,863,858

	September 30, 2014		For the nine months ended September 30, 2014
	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
Funds				Clearing Fees	Other
Blackwater Master	3.94%	$4,494,108	$(266,742)	$28,027	$22,901	$(317,670)	Commodity Portfolio	Monthly
SECOR Master	21.26%	24,260,531	1,164,738	335,246	68,156	761,336	Commodity Portfolio	Monthly
Cambridge Master	27.20%	31,039,544	4,957,816	58,423	68,799	4,830,594	Commodity Portfolio	Monthly
Willowbridge Master	8.80%	10,035,221	180,353	46,358	11,665	122,330	Commodity Portfolio	Monthly
300 North Master	14.92%	17,026,200	(3,971,404)	62,977	69,063	(4,103,444)	Commodity Portfolio	Monthly
Principle Master	—%	—	(3,245,900)	85,947	101,307	(3,433,154)	Commodity Portfolio	Monthly
PGM Master	9.82%	11,207,585	733,831	13,746	12,500	707,585	Commodity Portfolio	Monthly

Total		$98,063,189	$(447,308)	$630,724	$354,391	$(1,432,423)

Emerging CTA Portfolio L.P.

Notes to Financial Statements

September 30, 2014

(Unaudited)

	December 31, 2013		For the three months ended September 30, 2013
	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
Funds				Clearing Fees	Other
Waypoint Master	—%	—	$(288,193)	$3,333	$7,824	$(299,350)	Commodity Portfolio	Monthly
Blackwater Master	15.14%	24,550,063	(1,075,007)	11,700	8,721	(1,095,428)	Commodity Portfolio	Monthly
PGR Master	—%	—	(592,472)	11,581	3,179	(607,232)	Commodity Portfolio	Monthly
JEM Master	—%	—	2,364,017	124,685	8,263	2,231,069	Commodity Portfolio	Monthly
SECOR Master	9.49%	15,383,266	(473,174)	33,166	17,275	(523,615)	Commodity Portfolio	Monthly
Cirrus Master	—%	—	(4,935,462)	11,755	62,967	(5,010,184)	Energy Markets	Monthly
Cambridge Master	16.17%	26,222,525	(1,801,205)	762	10,223	(1,812,190)	Commodity Portfolio	Monthly
Willowbridge Master	8.86%	14,357,559	(481,849)	23,070	2,938	(507,857)	Commodity Portfolio	Monthly
300 North Master	15.04%	24,373,736	(3,336,097)	32,946	18,400	(3,387,443)	Commodity Portfolio	Monthly
Principle Master	11.47%	18,599,026	749,294	56,612	17,659	675,023

Total		$123,486,175	$(9,870,148)	$309,610	$157,449	$(10,337,207)

	December 31, 2013		For the nine months ended September 30, 2013
	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
Funds				Clearing Fees	Other
Waypoint Master	—%	$—	$(356,944)	$15,982	$25,925	$(398,851)	Commodity Portfolio	Monthly
Blackwater Master	15.14%	24,550,063	(1,083,541)	52,294	33,910	(1,169,745)	Commodity Portfolio	Monthly
PGR Master	—%	—	3,643,669	46,586	43,080	3,554,003	Commodity Portfolio	Monthly
JEM Master	—%	—	2,975,168	608,979	31,769	2,334,420	Commodity Portfolio	Monthly
SECOR Master	9.49%	15,383,266	(473,174)	33,166	17,275	(523,615)	Commodity Portfolio	Monthly
Cirrus Master	—%	—	(1,948,940)	56,226	96,747	(2,101,913)	Energy Markets	Monthly
Cambridge Master	16.17%	26,222,525	(26,021)	762	43,732	(70,515)	Commodity Portfolio	Monthly
Willowbridge Master	8.86%	14,357,559	3,313,766	82,378	20,025	3,211,363	Commodity Portfolio	Monthly
300 North Master	15.04%	24,373,736	(1,467,261)	48,504	42,800	(1,558,565)	Commodity Portfolio	Monthly
Principle Master	11.47%	18,599,026	653,734	99,886	41,567	512,281

Total		$123,486,175	$5,230,456	$1,044,763	$396,830	$3,788,863

Emerging CTA Portfolio L.P.

Notes to Financial Statements

September 30, 2014

(Unaudited)

6. Financial Instrument Risks:

In the normal course of business, the Partnership and the Funds are parties to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forwards and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 55.7% to 73.4% of the Partnership’s/Fund’s contracts are traded OTC.

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

September 30, 2014

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

September 30, 2014

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

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards, swaps and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain option contracts for which market quotations are not readily available, are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the periods ended September 30, 2014 and December 31, 2013, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). For the nine months ended September 30, 2014 and the twelve months ended December 31, 2013, there were no transfers of assets and liabilities between Level 1 and Level 2.

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

September 30, 2014

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

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2011 through 2013 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its assets are its (i) investments in the Funds, (ii) equity in its trading account, consisting of cash and cash margin, net unrealized appreciation on open futures contracts and options purchased and (iii) interest receivable. The Funds’ only assets are their equity in trading accounts, consisting of cash and cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and options purchased, if applicable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments and investment in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2014.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by net realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2014, Partnership capital decreased 29.6% from $162,121,688 to $114,101,875. This decrease was attributable to a net loss of $11,470,291, coupled with redemptions of 34,250.6190 Class A Redeemable Units totaling $42,313,886 and 570.5870 General Partner Class A unit equivalents totaling $702,619, which was partially offset by subscriptions for 5,117.6500 Class A Redeemable Units totaling $6,466,983. Future redemptions can impact the amount of funds available for investment in funds in subsequent periods.

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

Results of Operations

During the Partnership’s third quarter of 2014 the net asset value per unit increased 1.1% from $1,249.02 to $1,262.88, as compared to a decrease of 7.3% in the third quarter of 2013. The Partnership experienced a net trading gain before fees and expenses in the third quarter 2014 of $3,652,210. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, grains, metals and softs, and were partially offset by losses in energy, U.S. and non-U.S. interest rates, indices and livestock. The Partnership experienced a net trading loss before fees and expenses in the third quarter of 2013 of $10,458,377. Losses were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy, indices, U.S. and non-U.S. interest rates and metals, and were partially offset by gains in grains and livestock.

The most significant gains were achieved within the currency sector throughout the third quarter from short positions in the euro, Swiss franc, and Japanese yen versus the U.S. dollar as diverging central bank policy paths contributed to a strong U.S. dollar relative to its peers. The Bank of Japan’s and the European Central Banks’ focus on keeping interest rates low, while the U.S. Federal Reserve indicated higher interest rates, benefitted the Fund’s short currency positions. Within the agriculturals sector, gains were recorded primarily during July from short cotton futures positions as prices decreased as expanding planted acreage and improved farming conditions within the U.S. boosted the outlook for crop yields. Within the metals sector, gains were experienced during the August from long futures positions in industrial metals as prices increased amid signs of a strengthening economic recovery in the U.S. A portion of the Partnership’s gains for the quarter was offset by losses incurred within the energy sector during July and August from long crude oil and oil distillates positions as prices declined amid reports of rising oil stockpiles and speculation of slowing global growth. In the global equity index sector, losses were recorded during July and September from long U.S. and European equity index futures positions as prices decreased amid concern over economic growth in Europe and Ukrainian-Russian tensions. Within the global interest rate sector, losses were incurred during July from long positions in U.S. fixed income futures after prices declined as reports showed U.S. jobless claims unexpectedly fell to a multi-year low, raising expectations that the U.S. Federal Reserve may increase interest rates sooner-than-forecast. Additional losses were recorded in this sector during September from long positions in U.S. Treasury bond and Treasury note futures as prices declined after strong economic indicators in the U.S. increased speculation that the Federal Reserve would raise interest rates in 2015.

During the Partnership’s nine months ended September 30, 2014 the net asset value per unit decreased 6.5% from $1,350.40 to $1,262.88, as compared to a decrease of 3.8% during the nine months ended September 30, 2013. The Partnership experienced a net trading loss before fees and expenses in the nine months ended September 30, 2014 of $4,383,904. Losses were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy, indices, non-U.S. interest rates and metals, and were partially offset by gains in currencies, grains, livestock, U.S. interest rates and softs. The Partnership experienced a net trading gain before fees and expenses in the nine months ended September 30, 2013 of $4,048,840. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in indices, livestock and metals, and were partially offset by losses in currencies, energy, grains, U.S. and non-U.S. interest rates and softs.

The most significant losses were recorded within the global stock index sector during January and March from long positions in U.S., European, and Asian equity index futures as prices declined following softer-than-expected economic data in the U.S. and China, along with political and economic headwinds facing emerging markets. Additional losses were recorded during the third quarter from long U.S. and European equity index futures as prices decreased amid concern over economic growth in Europe and Ukrainian-Russian tensions. Within the energy complex, losses were recorded in January and February from short futures positions in natural gas and petroleum distillates as prices advanced following cold weather in the U.S., which boosted demand for heating fuel. Additional losses were incurred within this sector during July and August from long crude oil and oil distillates positions as prices declined amid reports of rising oil stockpiles and speculation of slowing global growth. Losses within the global interest rates sector were recorded primarily during the middle of June from long positions in U.S. fixed income futures as prices moved lower amid concern that signs of increased inflation may influence the U.S. Federal Reserve to take a more hawkish stance with interest rates. Additional losses were incurred during July and September from long positions in U.S. fixed income futures after prices declined after strong economic indicators in the U.S. increased speculation that the Federal Reserve would raise interest rates sooner-than-forecast. Within the metals complex, losses were experienced during February and June from short precious metals positions as prices increased following geopolitical concerns in emerging markets, Ukraine, and the Middle East, which caused investor anxiety and sporadic demand for “safe-haven” assets. Additional losses in this sector were incurred in the second half of April from short base metals futures positions as prices rose amid a rising demand outlook for the metals. The Partnership’s losses during the first nine months of the year were partially offset by gains experienced within the currency sector during May from long positions in the Hungarian forint and Polish zloty versus the euro as the value of the euro declined after manufacturing and business confidence signaled uneven economic growth, bolstering bets on further European Central Bank stimulus. Throughout the third quarter, additional gains were achieved in this sector from short positions in the euro, Swiss franc Japanese yen versus the U.S. dollar as diverging central bank policy paths contributed to a strong U.S. dollar relative to its peers. The Bank of Japan’s and the European Central Banks’ focus on keeping interest rates low, while the U.S. Federal Reserve indicated higher interest rates. In the agricultural complex, gains were achieved during June from long cattle futures positions as prices advanced as the U.S. cattle herd dwindled to record lows and demand for beef increased. Additional gains within this sector were recorded during July from short cotton futures positions as prices decreased as expanding planted acreage and improved farming conditions within the U.S. boosted the outlook for crop yields.

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

        Interest income on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account during each month was earned at a 30-day U.S. Treasury bill rate determined weekly based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days or at the monthly average of the 4-week U.S. Treasury bill discount rate, as applicable. Interest income for the three and nine months ended September 30, 2014 decreased by $4,353 and $26,291, respectively, as compared to the corresponding periods in 2013. The decrease in interest income is due to lower U.S. Treasury bill rates and lower average net assets during the three and nine months ended September 30, 2014, as compared to the corresponding periods in 2013. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership and the Funds depends on the average daily equity in the Partnership’s and the Funds’ accounts and upon interest rates over which neither the Partnership/Funds nor CGM and/or MS&Co. has control.

Ongoing selling agent/brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. Ongoing selling agent/brokerage fees for the three and nine months ended September 30, 2014 decreased by $777,891 and $1,920,183, respectively, as compared to the corresponding periods in 2013. The decrease in ongoing selling agent/brokerage fees is due to lower average net assets and a reduction in the monthly ongoing selling agent fee rate during the three and nine months ended September 30, 2014, as compared to the corresponding periods in 2013.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees for the three and nine months ended September 30, 2014 decreased by $48,440 and $385,308, respectively, as compared to the corresponding periods in 2013. The decrease in clearing fees is primarily due to a decrease in the number of trades during the three and nine months ended September 30, 2014, as compared to the corresponding periods in 2013.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. Management fees for the three and nine months ended September 30, 2014 decreased by $181,827 and $567,910, respectively, as compared to the corresponding periods in 2013. The decrease in management fees is due to lower average net assets during the three and nine months ended September 30, 2014, as compared to the corresponding periods in 2013.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. Administrative fees for the three and nine months ended September 30, 2014 decreased by $66,928 and $180,418, respectively, as compared to the corresponding periods in 2013. The decrease in administrative fees is due to lower average net assets during the three and nine months ended September 30, 2014, as compared to the corresponding periods in 2013.

Incentive fees paid by the Partnership to the Advisors are based on the new trading profits generated by each Advisor at the end of the quarter, as defined in the management agreements among the Partnership, the General Partner and each Advisor. Trading performance for the three and nine months ended September 30, 2014 resulted in incentive fees in the amount of $683,130 and $670,921, respectively. Trading performance for the three and nine months ended September 30, 2013 resulted in incentive fees of $201,857 and $1,347,427, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

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

As of September 30, 2014 and June 30, 2014, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	September 30, 2014		June 30, 2014
Blackwater	$4,482,920	4%	$7,998,920	6%
Willowbridge	$9,991,016	9%	$11,866,914	9%
SECOR	$24,152,982	21%	$18,681,433	15%
Cambridge	$26,365,519	23%	$23,148,191	18%
300 North Capital	$16,954,375	15%	$20,389,535	16%
Principle	$—	—%	$13,266,219	10%
Centurion	$10,925,298	9%	$—	—%
Perella	$11,030,056	10%	$—	—%
Other	$10,199,709	9%	$32,400,783	26%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. With the exception of certain advisors, the Advisors currently trade the Partnership’s assets indirectly in master fund managed accounts established in the name of the master fund over which they have been granted limited authority to make trading decisions. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly and through its investments in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e., in the managed accounts in the Partnership’s name traded by certain advisors), and indirectly by each Fund separately. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Form 10-K for the year ended December 31, 2013.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2014 and December 31, 2013, as applicable. As of September 30, 2014, the Partnership’s total capitalization was $114,101,875.

September 30, 2014

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$16,615,879	14.56%
Energy	611,524	0.54%
Grains	533,336	0.47%
Indices	7,708,000	6.75%
Interest Rates U.S.	700,589	0.61%
Interest Rates Non-U.S.	1,856,385	1.63%
Livestock	58,468	0.05%
Metals	1,023,661	0.90%
Softs	134,420	0.12%

Total	$29,242,262	25.63%

As of December 31, 2013, the Partnership’s total capitalization was $162,121,688.

December 31, 2013

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$9,798,209	6.04%
Energy	810,779	0.50%
Grains	542,380	0.33%
Indices	6,287,254	3.88%
Interest Rates U.S.	921,670	0.57%
Interest Rates Non-U.S.	1,459,970	0.90%
Livestock	134,659	0.08%
Metals	2,191,744	1.35%
Softs	149,935	0.10%

Total	$22,296,600	13.75%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and through its investments in the Funds by market category as of September 30, 2014 and December 31, 2013, and the highest, lowest and average values during the three months ended September 30, 2014 and the twelve months ended December 31, 2013. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of September 30, 2014, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

September 30, 2014

			Three Months Ended September 30, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$37,994	0.03%	$249,922	$2,970	$22,675
Energy	56,177	0.05%	2,315,173	300,860	606,819
Indices	28,794	0.03%	1,721,458	18,773	547,546
Interest Rates Non-U.S.	3,978	0.00%**	256,906	1,333	48,678
Livestock	3,960	0.00%**	27,720	1,320	7,480
Metals	7,150	0.01%	106,920	3,036	8,250
Softs	8,690	0.01%	127,435	1,210	34,577

Total	$146,743	0.13%

*	Average of month-end Values at Risk.
**	Due to rounding

As of December 31, 2013, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

December 31, 2013

			Twelve Months Ended December 31, 2013
Market Sector	Value at Risk	% of Total Capital	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$2,730,072	1.69%	$3,330,421	$32,900	$579,457
Energy	391,078	0.24%	391,078	77,616	53,533
Grains	585,692	0.36%	621,898	242,632	94,657
Indices	2,547,873	1.57%	3,758,951	676,026	2,060,613
Interest Rates U.S.	263,677	0.16%	502,502	1,100	171,295
Interest Rates Non-U.S.	937,148	0.58%	1,366,132	64,294	675,932
Livestock	20,959	0.01%	39,150	4,050	4,078
Metals	156,585	0.10%	314,264	76,423	50,138
Softs	174,900	0.11%	207,625	1,705	28,951

Total	$7,807,984	4.82%

*	Annual average of month-end Values at Risk.

As of September 30, 2014, Blackwater Master’s total capitalization was $26,966,770. The Partnership owned approximately 16.7% of Blackwater Master. As of September 30, 2014, Blackwater Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Blackwater for trading) was as follows:

September 30, 2014

			Three Months Ended September 30, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*

Currencies	$367,806	1.36%	$1,801,965	$367,806	$799,963
Energy	222,868	0.83%	416,537	112,530	236,521
Grains	197,808	0.73%	197,808	4,125	68,961
Indices	1,397,600	5.18%	2,206,286	796,633	1,219,330
Interest Rates U.S.	101,475	0.38%	459,140	66,726	188,522
Interest Rates Non-U.S.	146,069	0.54%	461,918	146,069	220,230
Livestock	10,230	0.04%	59,400	10,230	10,560
Metals	495,940	1.84%	1,148,900	340,845	567,129

Total	$2,939,796	10.90%

*	Average of month-end Values at Risk.

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

As of September 30, 2014, Cambridge Master’s total capital was $43,279,214. The Partnership owned approximately 71.7% of Cambridge Master. As of September 30, 2014, Cambridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Cambridge for trading) was as follows:

September 30, 2014

			Three Months Ended September 30, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$13,134,963	30.35%	$24,691,801	$13,134,963	$19,212,079

Total	$13,134,963	30.35%

*	Average of month-end Values at Risk.

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

As of September 30, 2014, Willowbridge Master’s total capitalization was $118,153,532. The Partnership owned approximately 8.5% of Willowbridge Master. As of September 30, 2014, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:

September 30, 2014

			Three Months Ended September 30, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$3,184,358	2.70%	$9,184,633	$12,311	$4,789,533
Energy	977,130	0.83%	1,407,351	188,567	382,054
Interest Rates U.S.	1,485,356	1.26%	5,476,741	652,776	2,669,265
Interest Rates Non-U.S.	1,475,288	1.24%	2,138,186	493,906	1,152,574

Total	$7,122,132	6.03%

*	Average of month-end Values at Risk.

As of December 31, 2013, Willowbridge Master’s total capitalization was $88,383,660. The Partnership owned approximately 15.2% of Willowbridge Master. As of December 31, 2013, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership assets allocated to Willowbridge for trading) was as follows:

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

As of September 30, 2014, 300 North Master’s total capitalization was $17,026,144. The Partnership owned 100% of 300 North Master. As of September 30, 2014, 300 North Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to 300 North Capital for trading) was as follows:

September 30, 2014

			Three Months Ended September 30, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$111,760	0.66%	$146,531	$31,680	$107,507
Energy	135,630	0.80%	330,440	34,100	71,023
Grains	107,085	0.63%	323,400	61,050	66,495
Indices	1,984,652	11.65%	3,469,133	93,745	2,353,625
Metals	134,310	0.79%	325,875	47,520	115,170

Total	$2,473,437	14.53%

*	Average of month-end Values at Risk.

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

As of September 30, 2014, SECOR’s Master total capitalization was $24,260,452. The Partnership owned 100% of SECOR Master. As of September 30, 2014, SECOR’s Master Value at Risk for its assets (including the portion of the Partnership’s assets allocated to SECOR for trading) was as follows:

September 30, 2014

			Three Months Ended September 30, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$6,155,863	25.37%	$7,375,075	$4,462,229	$5,560,541
Energy	317,009	1.31%	317,009	77,990	197,503
Grains	261,217	1.08%	283,635	137,844	237,135
Indices	3,514,892	14.49%	4,248,457	1,722,006	3,528,334
Interest Rates U.S.	278,097	1.15%	728,519	183,334	458,088
Interest Rates Non-U.S.	682,519	2.81%	985,473	298,506	575,505
Livestock	56,760	0.23%	67,221	3,300	46,222
Metals	748,889	3.09%	930,993	497,555	767,788
Softs	134,420	0.55%	383,075	106,260	198,587

Total	$12,149,666	50.08%

*	Average of month-end Values at Risk.

As of December 31, 2013, SECOR Master’s total capitalization was $15,383,092. The Partnership owned 100% of SECOR Master. As of December 31, 2013, SECOR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to SECOR for trading) was as follows:

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

As of September 30, 2014, PGM Master’s total capitalization was $11,207,550. The Partnership owned 100% of PGM Master. As of September 30, 2014, PGM Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Perella for trading) was as follows:

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$598,393	5.34%	$765,535	$598,393	$598,393
Energy	38,610	0.35%	38,610	37,895	38,610
Grains	132,000	1.18%	158,400	132,000	132,000
Indices	1,975,057	17.62%	2,015,159	1,974,883	1,975,057
Interest Rates U.S.	279,290	2.49%	328,482	279,290	279,290
Interest Rates Non-U.S.	1,024,073	9.14%	1,057,290	1,021,029	1,024,073
Metals	57,640	0.51%	57,640	57,640	57,640

Total	$4,105,063	36.63%

*	For the period September 1, 2014 (commencement of trading operations) to September 30, 2014 average of month-end Values at Risk.

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

As of December 31, 2013, Principle Master’s total capitalization was $18,598,818. The Partnership owned 100% of Principle Master. As of December 31, 2013, Principle Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Principle for trading) was as follows:

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2014 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings pending against the Partnership nor the General Partner.

The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as updated by the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC.

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2013, 2012, 2011, 2010, and 2009.

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

MS&Co. is a Delaware limited liability company with its main business office located at 1585 Broadway, New York, New York 10036. Among other registrations and memberships, MS&Co. is registered as a futures commission merchant and is a member of National Futures Association.

On May 7, 2009, MS&Co. was named as a defendant in a purported class action lawsuit brought under Sections 11, 12 and 15 of the Securities Act of 1933, as amended, which is now styled In re Morgan Stanley Mortgage Pass-Through Certificates Litigation and is pending in the United States District Court for the Southern District of New York (“SDNY”). The third amended complaint, filed on September 30, 2011, alleges, among other things, that the registration statements and offering documents related to the offerings of certain mortgage pass-

through certificates in 2006 contained false and misleading information concerning the pools of residential loans that backed these securitizations. The plaintiffs seek, among other relief, class certification, unspecified compensatory and rescissionary damages, costs, interest and fees. On July 22, 2014, the parties reached an agreement in principle to settle the litigation. The settlement is subject to approval by the court, which has set a final approval hearing for December 18, 2014.

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and an affiliate and other defendants in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $54 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss for this action up to the difference between the $54 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co. and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s Securities Act of 1933, as amended, claims were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. A bellwether trial is currently scheduled to begin in January 2015. MS&Co. is not a defendant in connection with the securitizations at issue in that trial. On May 23, 2014, plaintiff and the defendants in the bellwether trial filed motions for summary adjudication, which were denied. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $291 million, and the certificates had incurred actual losses of approximately $6 million.

Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $291 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and its affiliates and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. and/or its affiliates in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. MS&Co. and its affiliates filed an answer on December 21, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $55 million and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $55 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against MS&Co. and certain of its affiliates in the Supreme Court of NY, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to plaintiffs by MS&Co. and/or its affiliates was approximately $104 million. The complaint raises common law claims of fraud, fraudulent inducement, aiding and abetting fraud and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with plaintiffs’ purchases of such certificates. On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order MS&Co. and its affiliates appealed on April 11, 2013. On May 3, 2013, MS&Co. and its affiliates filed an answer to the amended complaint. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $82 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $82 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and certain affiliates and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co. and/or its affiliates was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. MS&Co. and its affiliates filed an answer on August 17, 2012. Trial is currently scheduled to begin in July 2015. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $111 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $111 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B., filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation, as Receiver for Franklin Bank S.S.B. v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to the plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. The complaints each raised claims under both federal securities law and the Texas Securities Act and each seeks, among other things, compensatory damages associated with plaintiff’s purchase of such certificates. On March 20, 2012, MS&Co. filed answers to the complaints in both cases. On June 7, 2012, the two cases were consolidated. On January 10, 2013, MS&Co. filed a motion for summary judgment and special exceptions with respect to plaintiff’s claims. On February 6, 2013, the FDIC filed an amended consolidated complaint. On February 25, 2013, MS&Co. filed a motion for summary judgment and special exceptions, which motion was denied in substantial part on April 26, 2013. On May 3, 2013, the FDIC filed a second amended consolidated complaint. On October 7, 2014, the court denied MS&Co.’s motion for reconsideration of the court’s order denying its motion for summary judgment and granted its motion for reconsideration of the court’s order denying permission for interlocutory appeal. On October 22, 2014, MS&Co. filed a petition for permissive interlocutory appeal with the appellate court. Trial is currently scheduled to begin in March 2015. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $44 million, and the certificates had incurred actual losses of approximately $5 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $44 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey Racketeer Influenced and Corrupt Organizations Act, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On April 26, 2013, the defendants filed an answer to the amended complaint. On June 5, 2014, the defendants filed a renewed motion to dismiss the amended complaint. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $613 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $613 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and certain affiliates and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 19, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. and/or its affiliates or sold to plaintiff by MS&Co. and/or its affiliates was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which was granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. Plaintiff voluntarily dismissed its claims against MS&Co. and its affiliates with respect to two of the securitizations at issue. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $66 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $66 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. and/or its affiliates to plaintiff was approximately $141 million. The complaint alleges causes of action against MS&Co. and its affiliates for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On April 22, 2014, the defendants’ motion to dismiss was denied in substantial part. On August 29, 2014, the defendants filed an answer to the complaint, and on September 18, 2014, the defendants filed a notice of appeal from the ruling denying their motion to dismiss. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $73 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $73 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. and/or its affiliates to plaintiff was approximately $694 million. The complaint alleges causes of action against MS&Co. and its affiliates for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court denied defendants’ motion to dismiss. On July 10, 2014, MS&Co. and its affiliates filed a renewed motion to dismiss with respect to two certificates at issue in the case. On October 13, 2014, MS&Co. filed its answer to the complaint. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $300 million, and the certificates had incurred actual losses of approximately $78 million. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $300 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses.

On September 23, 2013, plaintiffs in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against MS&Co. and certain affiliates in the United States District Court for the Southern District of New York. The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to plaintiffs of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. and/or its affiliates to plaintiffs was approximately $417 million. The complaint alleges causes of action against MS&Co. and its affiliates for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, as amended, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissionary and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014, the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933, as amended, and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. On April 28, 2014, the court granted in part and denied in part plaintiff’s motion to strike certain of the defendants’ affirmative defenses. On July 11, 2014, the defendants filed a motion for reconsideration of the court’s order on the motion to dismiss the complaint or, in the alternative, for certification of interlocutory appeal and a stay of all proceedings, which was denied on September 30, 2014. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $211 million, and the certificates had incurred actual losses of approximately $27 million. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $211 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Form 10-K for the fiscal year ended December 31, 2013 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended September 30, 2014, there were subscriptions of 525.0650 Class A Redeemable Units totaling $645,260. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used in the trading of commodity interests including futures contracts, options, forward and swap contracts.

The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2014- July 31, 2014	4,488.3500	$1,211.50	N/A	N/A
August 1, 2014- August 31, 2014	4,360.0350	$1,219.08	N/A	N/A
September 1, 2014- September 30, 2014	3,036.8750	$1,262.88	N/A	N/A
	11,885.2600	$1,227.41

*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.
**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 3.	Defaults Upon Senior Securities. None.

Item 4.	Mine Safety Disclosures. Not Applicable.

Item 5.	Other Information. None.

Item 6.	Exhibits

3.1(a)	Certificate of Limited Partnership dated June 30, 2003 (filed as Exhibit 3.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(b)	Certificate of Amendment of the Certificate of Limited Partnership dated September 21, 2005 (filed as Exhibit 3.1(a) to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(c)	Certificate of Amendment of the Certificate of Limited Partnership dated September 19, 2008 (filed as Exhibit 3.1(c) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(d)	Certificate of Amendment of the Certificate of Limited Partnership dated September 28, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(e)	Certificate of Amendment of the Certificate of Limited Partnership dated June 30, 2010 (filed as Exhibit 3.1(e) to the Current Report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

(f)	Certificate of Amendment of the Certificate of Limited Partnership dated September 2, 2011 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on September 7, 2011 and incorporated herein by reference).

(g)	Certificate of Amendment of the Certificate of Limited Partnership dated August 7, 2013 (filed as Exhibit 3.1(g) to the Quarterly Report on Form 10-Q filed on August 14, 2013 and incorporated herein by reference).

3.2	Fourth Amended and Restated Limited Partnership Agreement effective May 1, 2012 (filed as Exhibit 3.2 to the Annual Report on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.1	Management Agreement among the Partnership, the General Partner and Waypoint Capital Management LLC (filed as Exhibit 10.4 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

10.2	Customer Agreement among the Partnership, the General Partner and CGM (filed as Exhibit 10.9 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

10.3	Form of Subscription Agreement (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on November 14, 2012 and incorporated herein by reference).

10.4(a)

Alternative Investment Selling Agent Agreement among the Partnership, the General Partner and Morgan Stanley Wealth Management effective October 1, 2013 (filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

(b)	Letter Amendment to the Alternative Investment Selling Agent Agreement among the Partnership, the General Partner and Morgan Stanley Wealth Management, effective April 1, 2014 (filed as Exhibit 10.4(b) to the Quarterly Report on Form 10-Q filed on May 14, 2014 and incorporated herein by reference).

(c)	Letter from the General Partner amending the Alternative Investment Selling Agent Agreement among the Partnership, the General Partner and Morgan Stanley Wealth Management dated as of August 8, 2014 and effective October 1, 2014 (filed as Exhibit 10.4(c) to the Quarterly Report on Form 10-Q filed on August 13, 2014 and incorporated herein by reference).

10.5	Management Agreement among the Partnership, the General Partner and PGR Capital LLP (filed as Exhibit 10.12 to the Quarterly Report on Form 10-Q filed on August 15, 2011 and incorporated herein by reference).

10.6(a)	Management Agreement among the Partnership, the General Partner and Blackwater Capital Management, LLC (filed as Exhibit 10.13 to the Current Report on Form 8-K filed on November 4, 2010 and incorporated herein by reference).

(b)	Amendment to the Management Agreement among the Partnership, the General Partner and Blackwater Capital Management, LLC (filed as Exhibit 10.6(b) to the Quarterly Report on Form 10-Q filed on May 14, 2014 and incorporated herein by reference).

(c)	Letter from the General Partner to Blackwater Capital Management, LLC extending the Management Agreement from June 30, 2013 to June 30, 2014 (filed as Exhibit 10.7(b) to the Annual Report on Form 10-K filed on March 28, 2014 and incorporated herein by reference).

10.7(a)	Management Agreement among the Partnership, the General Partner and J E Moody & Company LLC (filed as Exhibit 10.14 to the Current Report on Form 8-K filed on January 3, 2011 and incorporated herein by reference).

(b)	Letter from the General Partner to J E Moody & Company LLC extending the Management Agreement from June 30, 2013 to June 30, 2014 (filed as Exhibit 10.8(b) to the Annual Report on Form 10-K filed on March 28, 2014 and incorporated herein by reference).

10.8	Management Agreement among the Partnership, the General Partner and Cirrus Capital Management LLC (filed as Exhibit 10.15 to the Current Report on Form 8-K filed on January 3, 2011 and incorporated herein by reference).

10.9(a)	Management Agreement among the Partnership, the General Partner and Willowbridge Associates Inc. (filed herewith).

(b)	Amendment to the Management Agreement among the Partnership, the General Partner and Willowbridge Associates Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 7, 2013 and incorporated herein by reference).

(c)	Letter from the General Partner to Willowbridge Associates Inc. extending the Management Agreement from June 30, 2013 to June 30, 2014 (filed as Exhibit 10.10(c) to the Annual Report on Form 10-K filed on March 28, 2014 and incorporated herein by reference).

10.10	Management Agreement among the Partnership, the General Partner and Rotella Capital Management, Inc. (filed as Exhibit 10.13 to the Quarterly Report on Form 10-Q filed on November 14, 2012 and incorporated herein by reference).

10.11(a)

Management Agreement among the Partnership, the General Partner and The Cambridge Strategy (Asset Management) Limited (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on October 7, 2013 and incorporated herein by reference).

(b)	Letter from the General Partner to The Cambridge Strategy (Asset Management) Limited extending the Management Agreement from June 30, 2013 to June 30, 2014 (filed as Exhibit 10.12(b) to the Annual Report on Form 10-K filed on March 28, 2014 and incorporated herein by reference).

10.12(a)	Management Agreement among the Partnership, the General Partner and Bleecker Street Capital, LLC (filed as Exhibit 10.15 to the Quarterly Report on Form 10-Q filed on November 14, 2012 and incorporated herein by reference).

(b)	Letter from the General Partner to Bleecker Street Capital, LLC extending the Management Agreement from June 30, 2013 to June 30, 2014 (filed as Exhibit 10.13(b) to the Annual Report on Form 10-K filed on March 28, 2014 and incorporated herein by reference).

10.13(a)	Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.14(a) to the Annual Report on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

(b)	Amendment No. 5 to Escrow Agreement among Ceres Managed Futures LLC, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.14(b) to the Annual Report on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.14	Management Agreement among the Partnership, the General Partner and SECOR Capital Advisors, LP (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 7, 2013 and incorporated herein by reference).

10.15	Commodity Futures Customer Agreement between the Partnership and MS&Co., effective August 21, 2013 (filed as Exhibit 10.17 to the Quarterly Report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

10.16(a)	Management Agreement among the Partnership, the General Partner and Principle Capital Management LLC (filed as Exhibit 10.18 to the Quarterly Report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

(b)	Letter from the General Partner to Principle Capital Management LLC extending the Management Agreement from June 30, 2013 to June 30, 2014 (filed as Exhibit 10.18(b) to the Annual Report on Form 10-K filed on March 28, 2014 and incorporated herein by reference).

10.17(a)	Management Agreement among the Partnership, the General Partner and 300 North Capital, LLC (filed as Exhibit 10.19 to the Quarterly Report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

(b)	Letter from the General Partner to 300 North Capital, LLC extending the Management Agreement from June 30, 2013 to June 30, 2014 (filed as Exhibit 10.19(b) to the Annual Report on Form 10-K filed on March 28, 2014 and incorporated herein by reference).

10.18	Management Agreement among the Partnership, the General Partner and Centurion Investment Management, LLC (filed herewith).

10.19	Management Agreement among the Partnership, the General Partner and Perella Weinberg Partners Capital Management LP (filed herewith).

31.1 — Rule 13a-14(a)/15d-14(a) Certification (Certification of Director) (filed herewith).

31.2 — Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer) (filed herewith).

32.1 — Section 1350 Certification (Certification of Director) (filed herewith).

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

EMERGING CTA PORTFOLIO L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan Director

Date: November 13, 2014

By:	/s/ Steven Ross
Steven Ross Chief Financial Officer (Principal Accounting Officer)

Date: November 13, 2014