Form 10-K
period 2014-12-31
EMERGING CTA PORTFOLIO LP
filed 2015-03-30
CIK 1269190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT of 1934

For the fiscal year ended December 31, 2014

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

Yes                     No X

Limited Partnership Redeemable Units with an aggregate value of $125,862,256 were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 28, 2015, 82,185.2672 Limited Partnership Class A Redeemable Units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

[None]

PART I

Item 1. Business.

(a) General Development of Business. Emerging CTA Portfolio L.P. (the “Partnership”) is a limited partnership that was organized on July 7, 2003 under the partnership laws of the State of New York. The objective of the Partnership is to achieve capital appreciation through the allocation of assets to early-stage commodity trading advisors, or established advisors employing early-stage strategies, which engage, directly and indirectly, in speculative trading of a diversified portfolio of commodity interests, including futures, options on futures, forward, options on forward, spot and swap contracts, cash commodities and any other rights or interest pertaining thereto including interest in commodity pools. The Partnership may also enter into swap and other derivative transactions with the approval of the General Partner (defined below). The sectors traded include U.S. and international markets for currencies, livestock, energy, grains, metals, indices, lumber, softs and U.S. and non-U.S. interest rates. The Partnership directly and through its investments in the Funds (as defined below), may trade futures, forward and option contracts of any kind. The commodity interests that are traded by the Partnership and the Funds are volatile and involve a high degree of market risk.

Between December 1, 2003 (the commencement of the offering period) and August 5, 2004, 20,872 redeemable units of limited partnership interest (“Redeemable Units”) were sold at $1,000 per Redeemable Unit. The proceeds of the initial offering were held in an escrow account until August 6, 2004, at which time they were remitted to the Partnership for trading. The Partnership privately and continuously offers Redeemable Units to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership. Subscriptions of additional Redeemable Units and additional general partner contributions and redemptions of Redeemable Units for the years ended December 31, 2014, 2013 and 2012 are reported in the Statements of Changes in Partners’ Capital on page 53 under “Item 8. Financial Statements and Supplementary Data.”

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest in MSSB Holdings and Citigroup Inc. indirectly owned a minority equity interest in MSSB Holdings. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc. As of December 31, 2014, all trading decisions for the Partnership are made by the Advisors (as defined below).

During the year ended December 31, 2014, the Partnership’s/Funds’ commodity broker was Morgan Stanley and Co. LLC (“MS&Co.”), a registered futures commission merchant. During prior periods included in this report, Citigroup Global Markets Inc. (“CGM”) also served as a commodity broker.

As of September 1, 2011, the Partnership began offering three classes of limited partnership interests: Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units; each of which will be referred to as a “Class” and collectively referred to as the “Classes.” All Redeemable Units issued prior to September 1, 2011 were deemed “Class A Redeemable Units.” The rights, liabilities, risks, and fees associated with investment in the Class A Redeemable Units were not changed. Class A Redeemable Units and Class D Redeemable Units are available to taxable U.S. individuals and institutions, as well as U.S. tax exempt individuals and institutions. Class Z Redeemable units will be offered to certain employees of Morgan Stanley Smith Barney LLC, currently doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”) and its affiliates (and their family members). The Class of Redeemable Units that a limited partner of the Partnership (each a “Limited Partner”) receives upon subscription will generally depend upon the amount invested in the Partnership or the status of the Limited Partner, although the General Partner may determine to offer Redeemable Units to investors at its discretion. As of December 31, 2014, there were no Redeemable Units outstanding in Class D or Class Z.

As of December 31, 2014, all trading decisions were made for the Partnership by its trading advisors (the “Advisors”) either directly, through individually managed accounts, or indirectly, through investments in other collective investment vehicles. Blackwater Capital Management, LLC (“Blackwater”), The Cambridge Strategy (Asset Management) Limited (“Cambridge”), Centurion Investment Management, LLC (“Centurion”), Perella Weinberg Partners Capital Management LP (“Perella”), SECOR Capital Advisors, LP (“SECOR”) and Willowbridge Associates Inc. (“Willowbridge”) served as the Partnership’s major commodity trading advisors. In addition, the General Partner has allocated the Partnership’s assets to additional non-major trading advisors (i.e. commodity trading advisors allocated less than 10% of the Partnership’s assets). Information about advisors allocated less than 10% of the Partnership’s assets may not be disclosed. The General Partner may allocate less than 10% of the Partnership’s assets to a new trading advisor or another trading program of a current Advisor. The Advisors are not affiliated with one another, are not affiliated with the General Partner, MS&Co. or CGM and are not responsible for the organization or operation of the Partnership. References herein to the “Advisors” may also include, as relevant, reference to 300 North Capital LLC (“300 North Capital”), Altis Partners (Jersey) Limited (“Altis”), Cirrus Capital Management LLC (“Cirrus”), Flintlock Capital Asset Management, LLC (“Flintlock”), J E Moody & Company LLC (“JE Moody”), PGR Capital LLP (“PGR”), Principle Capital Management LLC (“Principle”) and Waypoint Capital Management LLC (“Waypoint”).

The Partnership will be liquidated upon the first to occur of the following: December 31, 2023; the net asset value per unit of limited partnership interest of any Class decreases to less than $400 as of the close of any business day; or under certain other circumstances as defined in the Fourth Amended and Restated Limited Partnership Agreement of the Partnership (the “Limited Partnership Agreement”). In addition, the General Partner may, in its sole discretion, cause the Partnership to be liquidated if the aggregate net assets of the Partnership decline to less than $1,000,000.

The assets allocated to Centurion for trading are invested directly pursuant to Centurion’s Short Term Systematic Strategy Program.

On November 1, 2005, the assets allocated to Altis for trading were invested in CMF Altis Partners Master Fund L.P. (“Altis Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 4,898.1251 units of the Altis Master with cash equal to $4,196,275 and a contribution of open commodity futures and forward contracts with a fair value of $701,851. The Partnership fully redeemed its investment in Altis Master on August 31, 2012 for cash equal to $2,728,991.

On March 1, 2010, the assets allocated to Waypoint for trading were invested in the Waypoint Master Fund L.P. (“Waypoint Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 26,581.6800 units of Waypoint Master with cash equal to $26,581,680. The Partnership fully redeemed its investment in Waypoint Master on November 30, 2013 for cash equal to $4,378,673.

On November 1, 2010, the assets allocated to PGR for trading were invested in the PGR Master Fund L.P. (“PGR Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased 14,913.0290 units of PGR Master with cash equal to $14,913,029. The Partnership fully redeemed its investment in PGR Master on December 31, 2013 for cash equal to $14,986,312.

On November 1, 2010, the assets allocated to Blackwater for trading were invested in the Blackwater Master Fund L.P. (“Blackwater Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership invested in Blackwater Master with cash equal to $15,674,694. Blackwater Master permits accounts managed by Blackwater using the Blackwater Global Program, a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of Blackwater Master. Individual and pooled accounts currently managed by Blackwater, including the Partnership, are permitted to be limited partners of Blackwater Master. The General Partner and Blackwater believe that trading through this structure should promote efficiency and economy in the trading process.

On January 1, 2011, the assets allocated to JE Moody for trading were invested in JEM Master Fund L.P. (“JEM Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased 19,624.4798 units of JEM Master with cash equal to $19,624,480. The Partnership fully redeemed its investment in JEM Master on October 31, 2013 for cash equal to $4,400,957.

On January 1, 2011, the assets allocated to Cirrus for trading were invested in CMF Cirrus Master Fund L.P. (“Cirrus Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased 22,270.9106 units of Cirrus Master with cash equal to $22,270,911. The Partnership fully redeemed its investment in Cirrus Master on August 31, 2013 for cash equal to $9,645,872.

On May 1, 2011, the assets allocated to Flintlock for trading were invested in FL Master Fund L.P. (“FL Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership invested in FL Master with cash equal to $23,564,973. The Partnership fully redeemed its investment in FL Master on October 31, 2012 for cash equal to $14,864,699.

On September 1, 2012, the assets allocated to Cambridge for trading were invested in Cambridge Master Fund L.P. (“Cambridge Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership invested in Cambridge Master with cash equal to $3,000,000. Cambridge Master permits accounts managed by Cambridge using the Asian Markets Alpha Programme and the Emerging Markets Alpha Programme, each a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of Cambridge Master. Individual and pooled accounts currently managed by Cambridge, including the Partnership, are permitted to be limited partners of Cambridge Master. The General Partner and Cambridge believe that trading through this structure should promote efficiency and economy in the trading process. The General Partner and Cambridge agreed that Cambridge will trade the Partnership’s assets allocated to Cambridge at a level that is up to 1.5 times the amount of assets allocated. The amount of leverage may be increased or decreased in the future. However, in no event will the amount of leverage be greater than 2 times the amount of assets allocated.

On January 1, 2013, the assets allocated to Willowbridge for trading using its wPraxis Futures Trading Approach were invested in CMF Willowbridge Master Fund L.P. (“Willowbridge Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership invested in Willowbridge Master with cash equal to $29,484,306. Willowbridge Master permits accounts managed by Willowbridge using the wPraxis Futures Trading Approach, a proprietary, discretionary trading program, to invest together in one trading vehicle. The General Partner is also the general partner of Willowbridge Master. Individual and pooled accounts currently managed by Willowbridge, including the Partnership, are permitted to be limited partners of Willowbridge Master. The General Partner and Willowbridge believe that trading through this structure should promote efficiency and economy in the trading process. The General Partner and Willowbridge agreed that Willowbridge will trade the Partnership’s assets allocated to Willowbridge at a level that is up to 3 times the amount of assets allocated. Effective February 28, 2013, Willowbridge ceased trading the Partnership’s assets using its MStrategy Trading Approach.

On March 1, 2013, the assets allocated to Principle for trading were invested in Principle Master Fund L.P. (“Principle Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership invested in Principle Master with cash equal to $6,503,661. The Partnership fully redeemed its investment in Principle Master on July 31, 2014 for cash equal to $12,165,827.

On March 1, 2013, the assets allocated to 300 North Capital for trading were invested in 300 North Capital Master Fund L.P. (“300 North Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership invested in 300 North Master with cash equal to $10,000,000. The Partnership fully redeemed its investment in 300 North Master on October 31, 2014 for cash equal to $12,374,970.

On August 1, 2013, the assets allocated to SECOR for trading were invested in SECOR Master Fund L.P. (“SECOR Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership invested in SECOR Master with cash equal to $10,000,000. SECOR Master permits accounts managed by SECOR using a variation of the program traded by SECOR Alpha Master Fund L.P., a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of SECOR Master. Individual and pooled accounts currently managed by SECOR, including the Partnership, are permitted to be limited partners of SECOR Master. The General Partner and SECOR believe that trading through this structure should promote efficiency and economy in the trading process. The General Partner and SECOR agreed that SECOR will trade the Partnership’s assets allocated to SECOR at a level that is up to 1.5 times the amount of assets allocated.

On September 1, 2014, the assets allocated to Perella for trading were invested in PGM Master Fund L.P. (“PGM Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership invested in PGM Master with cash equal to $10,500,000. PGM Master permits accounts managed by Perella using a selected variation of the program traded by PWP Global Macro Master Fund L.P., a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of PGM Master. Individual and pooled accounts currently managed by Perella are permitted to be limited partners of PGM Master. The General Partner and Perella believe that trading through this structure should promote efficiency and economy in the trading process. For the PGM Master account, Perella will generally target a 15% annualized volatility over the long-term.

The General Partner is not aware of any material changes to any of the trading programs discussed above during the fiscal period ended December 31, 2014.

Blackwater Master’s, Cambridge Master’s, PGM Master’s, SECOR Master’s and Willowbridge Master’s (collectively, the “Funds”) and the Partnership’s trading of futures, forward, swap and option contracts, as applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges. During the year ended December 31, 2014, the Funds and the Partnership engaged in such trading through commodity brokerage accounts maintained with MS&Co. During prior periods included in this report, the Partnership and the Funds engaged in such trading through commodity brokerage accounts maintained with CGM. References herein to “Funds” may also include, as relevant, reference to 300 North Master, Altis Master, Cirrus Master, FL Master, JEM Master, PGR Master, Principle Master and Waypoint Master.

A limited partner in the Funds may withdraw all or part of their capital contribution and undistributed profits, if any, from the Funds as of the end of any month (the “Redemption Date”) after a request has been made to the General Partner at least three business days in advance of the Redemption Date. Such withdrawals are classified as a liability when the limited partner elects to redeem and informs the Funds.

Management, administrative and incentive fees are charged at the Partnership level. All clearing fees (defined below) are borne by the Partnership directly and indirectly through its investment in the Funds. Professional fees and other expenses are borne by the Funds and allocated to the Partnership, and also charged directly at the Partnership level. All other fees are charged at the Partnership level.

For the period January 1, 2014 through December 31, 2014, the approximate average market sector allocation for the Partnership was as follows:

At December 31, 2014, the Partnership had approximately 16.0% of Blackwater Master, 68.5% of Cambridge Master, 100% of PGM Master, 100% of SECOR Master and 3.8% of Willowbridge Master. At December 31, 2013, the Partnership had approximately 100% of 300 North Master, 38.8% of Blackwater Master, 15.2% of Willowbridge Master, 58.2% of PGR Master (prior to its redemption on December 31, 2013), 69.9% of Cambridge Master, 100% of Principle Master and 100% of SECOR Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same as trading directly and the redemption rights are not affected.

The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions and losses, if any.

The General Partner administers the business and affairs of the Partnership, including selecting one or more advisors to make trading decisions for the Partnership. The Partnership pays the General Partner a monthly administrative fee equal to 1/12 of 1% (1.0% per year) of month-end Net Assets. Prior to October 1, 2014, the Partnership paid the General Partner a monthly administrative fee equal to 1/24 of 1% (0.5% per year) of month-end Net Assets. Month-end Net Assets, for the purpose of calculating administrative fees, are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fee, the incentive fee accrual, the administrative fee, the ongoing selling agent fee and any redemptions or distributions as of the end of such month. The Partnership will also pay the General Partner an incentive fee payable annually equal to 5% of the Partnership’s overall New Trading Profits, as defined in the Limited Partnership Agreement, earned in each calendar year. For the years ended December 31, 2014, 2013 and 2012, there were no incentive fees earned by the General Partner.

Pursuant to the terms of the management agreements (each, a “Management Agreement” and collectively, the “Management Agreements”) with each Advisor, the Partnership is obligated to pay the Advisors a monthly management fee. Blackwater receives a monthly management fee equal to 0.75% per year of month-end net assets allocated to Blackwater. Prior to December 1, 2013, Blackwater received a monthly management fee equal to 1.25% per year. SECOR receives a monthly management fee equal to 2.0% per year of month-end net assets allocated to SECOR. Cambridge receives a monthly management fee equal to 1.5% per year of month-end net assets allocated to Cambridge. Willowbridge receives a monthly management fee equal to 1.5% per year of month-end net assets allocated to Willowbridge. Perella receives a monthly management fee equal to 1.5% per year of month-end net assets allocated to Perella. Centurion receives a monthly management fee equal to 1.25% per year of month-end net assets allocated to Centurion. Prior to its termination on July 31, 2014, Principle received a monthly management fee equal to 1.5% per year of month-end net assets allocated to Principle. Prior to its termination on October 31, 2014, 300 North Capital received a monthly management fee equal to 1.5% per year of month-end net assets allocated to 300 North Capital. Month-end Net Assets, for the purpose of calculating management fees, are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fee, the incentive fee accrual, the administrative fee, the ongoing selling agent fee and any redemptions or distributions as of the end of such month. The Management Agreements generally continue in effect until June 30 of each year and are renewable by the General Partner for additional one-year periods upon 30 days’ prior notice to the Advisor. Management Agreements generally may be terminated upon notice by either party.

In addition, the Partnership is obligated to pay each Advisor an incentive fee, payable quarterly, equal to 20% for Blackwater, Centurion, Perella, SECOR and Willowbridge, and equal to 15% for Cambridge, of the New Trading Profits, as defined in each Management Agreement, earned by each Advisor for the Partnership during each calendar quarter. Prior to its termination on July 31, 2014, Principle was eligible to receive an incentive fee, payable quarterly, equal to 17.5% of the New Trading Profits, as defined in its Management Agreement with the General Partner, earned by Principle for the Partnership during each calendar quarter. Prior to its termination on October 31, 2014, 300 North Capital was eligible to receive an incentive fee, payable quarterly, equal to 17.5% of the New Trading Profits, as defined in its Management Agreement with the General Partner, earned by 300 North Capital for the Partnership during each calendar quarter. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not receive an incentive fee until the Advisor recovers the net loss incurred and earns additional trading profits for the Partnership.

During the third quarter of 2013, the Partnership entered into a Customer Agreement with MS&Co. (the “MS&Co. Customer Agreement”). Under the MS&Co. Customer Agreement, the Partnership pays trading fees for the clearing and, where applicable, execution of transactions, as well as exchange, clearing, user, give-up, floor brokerage and National Futures Association (“NFA”) fees (collectively, the “MS&Co. clearing fees”) directly and through its investment in the Funds. MS&Co. clearing fees are allocated to the Partnership based on its proportionate share of each Fund. All of the Partnership’s assets not held in the Funds’ accounts at MS&Co. are deposited in the Partnership’s account at MS&Co. The Partnership’s cash is deposited by MS&Co. in segregated bank accounts to the extent required by Commodity Futures Trading Commission (“CFTC”) regulations. MS&Co. has agreed to pay the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account at the rate equal to the monthly average of the 4-Week U.S. Treasury bill discount rate. The MS&Co. Customer Agreement may generally be terminated upon notice by either party.

During the second quarter of 2013, Cambridge Master entered into a foreign exchange brokerage account agreement with MS&Co. and commenced foreign exchange trading through an account at MS&Co. on or about May 1, 2013. During the third quarter of 2013, Willowbridge Master, SECOR Master, Cambridge Master and Principle Master entered into a futures brokerage account agreement with MS&Co. Willowbridge Master, SECOR Master, Cambridge Master and Principle Master commenced futures trading through accounts at MS&Co. on or about July 29, 2013, August 1, 2013, September 1, 2013 and September 27, 2013, respectively. During the fourth quarter of 2013, 300 North Master and Blackwater Master entered into a futures brokerage account agreement with MS&Co. and commenced futures trading through accounts at MS&Co. on or about October 2, 2013 and October 3, 2013, respectively. During the third quarter of 2014, PGM Master entered into a futures brokerage account agreement and a foreign exchange brokerage account agreement with MS&Co. and commenced trading through accounts at MS&Co. on or about September 1, 2014. Under the foreign exchange brokerage account agreement, the Partnership pays trading fees for the clearing and where applicable, execution of foreign exchange transactions, as well as applicable exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively, the “foreign exchange clearing fees”) through its investment in Cambridge Master and PGM Master.

During the fourth quarter of 2013, the Partnership entered into a Selling Agent Agreement with Morgan Stanley Wealth Management (the “Selling Agreement”). Under the Selling Agreement with Morgan Stanley Wealth Management, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee. Prior to April 1, 2014, this monthly ongoing selling against fee was equal to (i) 7/24 of 1% (3.5% per year) of month-end Net Assets for Class A Redeemable Units, (ii) 5/48 of 1% (1.25% per year) of month-end Net Assets for Class D Redeemable Units and (iii) 1/24 of 1% (0.50% per year) of month-end Net Assets for Class Z Redeemable Units. Effective April 1, 2014, the monthly ongoing selling agent fee was reduced to 5/24 of 1% (2.5% per year) for Class A Redeemable Units. Effective October 1, 2014, the monthly ongoing selling agent fee was (i) reduced to 4/24 of 1% (2.0% per year) for Class A Redeemable Units, (ii) reduced to 3/48 of 1% (0.75% per year) for Class D Redeemable Units and (iii) eliminated for Class Z Redeemable Units. Morgan Stanley Wealth Management pays a portion of its ongoing selling agent fees to properly registered or exempted financial advisors who have sold Redeemable Units. Month-end Net Assets, for the purpose of calculating ongoing selling agent fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s ongoing selling agent fee, incentive fee accrual, management fee, the administrative fee, other expenses and any redemptions or distributions as of the end of such month.

Prior to and during part of the third quarter of 2013, the Partnership was a party to a Customer Agreement with CGM (the “CGM Customer Agreement”). Under the CGM Customer Agreement, the Partnership paid CGM a monthly brokerage fee equal to (i) 7/24 of 1% (3.5% per year) of month-end Net Assets for Class A Redeemable Units, (ii) 5/48 of 1% (1.25% per year) of month-end Net Assets for Class D Redeemable Units and (iii) 1/24 of 1% (0.50% per year) of month-end Net Assets for Class Z Redeemable Units. Month-end Net Assets, for the purpose of calculating brokerage fees, were Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s brokerage fees, incentive fee accruals, the monthly management fees, the administrative fee and other expenses and any redemptions or distributions as of the end of such month. The Partnership paid for exchange, service, clearing, user, give-up, floor brokerage and NFA fees (collectively the “CGM clearing fees,” and together with the MS&Co. clearing fees and foreign exchange clearing fees, the “clearing fees”) directly and through its investment in the Funds. CGM clearing fees were allocated to the Partnership based on its proportionate share of each Fund. During the term of the CGM Customer Agreement, all of the Partnership’s assets that were not held in the Funds’ accounts at CGM were deposited in the Partnership’s account at CGM. The Partnership’s cash was deposited by CGM in segregated bank accounts to the extent required by CFTC regulations. CGM paid the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing 30 days from the date on which such weekly rate is determined. The Partnership has terminated the CGM Customer Agreement.

Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed.

Administrative fees, management fees, incentive fees and all other expenses of the Partnership are allocated proportionally to each class based on the Net Asset Value of the class.

    (b) Financial Information about Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2014, 2013, 2012, 2011 and 2010 is set forth under “Item 6. Selected Financial Data.” The Partnership’s Capital as of December 31, 2014 was $114,627,992.

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

Regulatory changes could restrict the Partnership’s operations and increase its operational costs.

Regulatory changes could adversely affect the Partnership by restricting its markets or activities, limiting its trading and/or increasing the costs or taxes to which investors are subject. Pursuant to the mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010, the CFTC and the Securities and Exchange Commission (the “SEC”) have promulgated rules to regulate swaps dealers and to mandate additional reporting and disclosure requirements and continue to promulgate rules regarding capital and margin requirements, to require that certain swaps be traded on an exchange or swap execution facilities, and to require that derivatives (such as those traded by the Partnership) be moved into central clearinghouses. In addition, the prudential regulators that oversee many swap dealers have also proposed rules regarding capital requirements for such swap dealers and margin requirements for derivatives. These rules may negatively impact the manner in which swap contracts are traded and/or settled, increase the cost of such trading, and limit trading by speculators (such as the Partnership) in futures and over-the-counter (“OTC”) markets.

Speculative position and trading limits may reduce profitability.

The CFTC and U.S. exchanges have established “speculative position limits” on the maximum net long or net short positions which any person or a group of persons may hold or control in particular futures, options on futures and swaps that perform a significant price discovery function. Most exchanges also limit the amount of fluctuation in commodity futures contract prices on a single trading day. The Advisors believe that established speculative position and trading limits will not have a materially adverse effect on trading for the Partnership. The trading instructions of an advisor, however, may have to be modified, and positions held by the Partnership/Funds may have to be liquidated, in order to avoid exceeding these limits. Such modification or liquidation could adversely affect the operations and profitability of the Partnership by increasing transaction costs to liquidate positions and limiting potential profits on the liquidated position.

In November 2013, the CFTC proposed new rules that, if adopted in substantially the same form, will impose position limits on certain futures and option contracts and physical commodity swaps that are “economically equivalent” to such contracts. If enacted, these rules could have an adverse effect on the Advisors’ trading for the Partnership.

Item 2. Properties.

The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by Morgan Stanley and/or one of its subsidiaries.

Item 3. Legal Proceedings.

This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which MS&Co. or its subsidiaries is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC (“MS&Co.”).

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2014, 2013, 2012, 2011 and 2010.

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

Regulatory and Governmental Matters.

MS&Co. has received subpoenas and requests for information from certain federal and state regulatory and governmental entities, including among others various members of the RMBS Working Group of the Financial Fraud Enforcement Task Force, such as the United States Department of Justice, Civil Division and several state Attorney General’s Offices, concerning the origination, financing, purchase, securitization and servicing of subprime and non-subprime residential mortgages and related matters such as residential mortgage backed securities (“RMBS”), collateralized debt obligations (“CDOs”), structured investment vehicles (“SIVs”) and credit default swaps backed by or referencing mortgage pass-through certificates.

These matters, some of which are in advanced stages, include, but are not limited to, investigations related to MS&Co.’s due diligence on the loans that it purchased for securitization, MS&Co.’s communications with ratings agencies, MS&Co.’s disclosures to investors and MS&Co.’s handling of servicing and foreclosure related issues.

On February 25, 2015, MS&Co. reached an agreement in principle with the United States Department of Justice, Civil Division and the United States Attorney’s Office for the Northern District of California, Civil Division (collectively, the “Civil Division”) to pay $2.6 billion to resolve certain claims that the Civil Division indicated it intended to bring against MS&Co. While MS&Co. and the Civil Division have reached an agreement in principle to resolve this matter, there can be no assurance that MS&Co. and the Civil Division will agree on the final documentation of the settlement.

In May 2014, the California Attorney General’s Office (“CAAG”), which is one of the members of the RMBS Working Group, indicated that it has made certain preliminary conclusions that MS&Co. made knowing and material misrepresentations regarding RMBS and that it knowingly caused material misrepresentations to be made regarding the Cheyne SIV, which issued securities marketed to the California Public Employees Retirement System. The CAAG has further indicated that it believes MS&Co.’s conduct violated California law and that it may seek treble damages, penalties and injunctive relief. MS&Co. does not agree with these conclusions and has presented defenses to them to the CAAG.

    On September 16, 2014, the Virginia Attorney General’s Office filed a civil lawsuit, styled Commonwealth of Virginia ex rel. Integra REC LLC v. Barclays Capital Inc., et al., against MS&Co. and several other defendants in the Circuit Court of the City of Richmond related to RMBS. The lawsuit alleges that MS&Co. and the other defendants knowingly made misrepresentations and omissions related to the loans backing RMBS purchased by the Virginia Retirement System (“VRS”). The complaint alleges VRS suffered total losses of approximately $384 million on these securities, but does not specify the amount of alleged losses attributable to RMBS sponsored or underwritten by MS&Co. The complaint asserts claims under the Virginia Fraud Against Taxpayers Act, as well as common law claims of actual and constructive fraud, and seeks, among other things, treble damages and civil penalties. On January 20, 2015, the defendants filed a demurrer to the complaint and a plea in bar seeking dismissal of the complaint.

In October 2014, the Illinois Attorney General’s Office (“IL AG”) sent a letter to MS&Co. alleging that MS&Co. knowingly made misrepresentations related to RMBS purchased by certain pension funds affiliated with the State of Illinois and demanding that MS&Co. pay the IL AG approximately $88 million. MS&Co. does not agree with these allegations and has presented defenses to them to the IL AG.

On January 13, 2015, the New York Attorney General’s Office (“NYAG”), which is also a member of the RMBS Working Group, indicated that it intends to file a lawsuit related to approximately 30 subprime securitizations sponsored by MS&Co. The NYAG indicated that the lawsuit would allege that MS&Co. misrepresented or omitted material information related to the due diligence, underwriting and valuation of the loans in the securitizations and the properties securing them and indicated that its lawsuit would be brought under the Martin Act. MS&Co. does not agree with the NYAG’s allegations and has presented defenses to them to the NYAG.

On September 2, 2011, the Federal Housing Finance Agency, as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including MS&Co. and certain affiliates. A complaint against MS&Co. and certain affiliates and other defendants was filed in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”), styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raised claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages. On February 7, 2014, the parties entered into an agreement to settle the litigation. On February 20, 2014, the court dismissed the action.

On June 5, 2012, MS&Co. consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by the CFTC to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an exchange for related position (“EFRP”). Specifically, the CFTC found that from April 2008 through October 2009, MS&Co. violated Section 4c(a) of the Commodity Exchange Act, as amended, and CFTC Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (“CME”) and Chicago Board of Trade (“CBOT”) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position. In addition, the CFTC found that MS&Co. violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the Commodity Exchange Act, as amended, and CFTC Regulations. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, MS&Co. accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine. MS&Co. entered into corresponding and related settlements with the CME and CBOT in which the CME found that MS&Co. violated CME Rules 432.Q and 538 and fined MS&Co. $750,000 and CBOT found that MS&Co. violated CBOT Rules 432.Q and 538 and fined MS&Co. $1,000,000.

On July 23, 2014, the SEC approved a settlement by MS&Co. and certain affiliates to resolve an investigation related to certain subprime RMBS transactions sponsored and underwritten by those entities in 2007. Pursuant to the settlement, MS&Co. and certain affiliates were charged with violating Sections 17(a)(2) and 17(a)(3) of the Securities Act, agreed to pay disgorgement and penalties in an amount of $275 million and neither admitted nor denied the SEC’s findings.

Other Litigation.

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $53 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $53 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co. and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. A bellwether trial was scheduled to begin in January 2015. MS&Co. was not a defendant in connection with the securitizations at issue in that trial. On May 23, 2014, plaintiff and the defendants in the bellwether trial filed motions for summary adjudication. On October 15, 2014, these motions were denied. On December 29, 2014 and January 13, 2015, the defendants in the bellwether trial informed the court that they had reached a settlement in principle with plaintiff. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $283 million, and the certificates had incurred actual losses of approximately $7 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $283 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of NY. The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co. knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied MS&Co.’s motion to dismiss the complaint. Based on currently available information, MS&Co. believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $54 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $54 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan

Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co. was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. On May 21, 2012, the Morgan Stanley defendants filed a motion to dismiss the amended complaint, which was denied on August 3, 2012. MS&Co. filed its answer on August 17, 2012. MS&Co. filed a motion for summary judgment on January 20, 2015. Trial is currently scheduled to begin in July 2015. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $110 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $110 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B., filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation as Receiver for Franklin Bank, S.S.B. v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. The complaints each raised claims under both federal securities law and the Texas Securities Act and each seeks, among other things, compensatory damages associated with plaintiff’s purchase of such certificates. On June 7, 2012, the two cases were consolidated. MS&Co. filed a motion for summary judgment and special exceptions, which was denied in substantial part on April 26, 2013. The FDIC filed a second amended consolidated complaint on May 3, 2013. MS&Co. filed a motion for leave to file an interlocutory appeal as to the court’s order denying its motion for summary judgment and special exceptions, which was denied on August 1, 2013. On October 7, 2014, the court denied MS&Co.’s motion for reconsideration of the court’s order denying its motion for summary judgment and special exceptions and granted its motion for reconsideration of the court’s order denying leave to file an interlocutory appeal. On November 21, 2014, MS&Co. filed a motion for summary judgment, which was denied on February 10, 2015. The Texas Fourteenth Court of Appeals denied Morgan Stanley’s petition for interlocutory appeal on November 25, 2014. Trial is currently scheduled to begin in July 2015.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey, styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. On October 16, 2012, plaintiffs filed an amended complaint. The amended complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. is approximately $1.073 billion. The amended complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud, fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On January 2, 2015, the court denied defendants’ renewed motion to dismiss the amended complaint. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $605 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $605 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to the plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which were granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. Plaintiff has voluntarily dismissed its claims against MS&Co. with respect to two of the securitizations at issue, such that the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. is approximately $358 million. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $65 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $65 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $141 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On April 22, 2014, the defendants’ motion to dismiss was denied in substantial part. On August 29, 2014, MS&Co. filed its answer to the complaint, and on September 18, 2014, MS&Co. filed a notice of appeal from the ruling denying defendants’ motion to dismiss. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $72 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $72 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $694 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court denied the defendants’ motion to dismiss the case. On July 10, 2014, MS&Co. filed a renewed motion to dismiss with respect to two certificates at issue in the case. On August 4, 2014, claims regarding two certificates were dismissed by stipulation. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $644 million. On October 13, 2014, MS&Co. filed its answer to the complaint. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $294 million, and the certificates had incurred actual losses of approximately $79 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $294 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On September 23, 2013, the plaintiff in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against MS&Co. and certain affiliates in the United States District Court for the Southern District of New York. The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to the plaintiff of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to the plaintiff was approximately $417 million. The complaint alleges causes of action against MS&Co. for violations of Section 11 and Section 12(a)(2) of the Securities Act, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissory and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014 the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. On November 17, 2014, the plaintiff filed an amended complaint. On December 15, 2014, defendants answered the amended complaint. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $208 million, and the certificates had incurred actual losses of $27 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $208 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Item 4. Mine Safety Disclosures. Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information. The Partnership has issued no stock. There is no public market for the Redeemable Units.

(b)	Holders. The number of holders of Class A Redeemable Units as of February 28, 2015 was 1,247. There are no Redeemable Units outstanding in Class D or Class Z.

(c)	Dividends. The Partnership did not declare any distributions in 2014 or 2013. The Partnership does not intend to declare distributions in the foreseeable future.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans. None.

(e)	Performance Graph. Not applicable.

(f)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. For the year ended December 31, 2014, there were subscriptions of 5,734.0090 Class A Redeemable Units totaling $7,249,416. For the year ended December 31, 2013, there were subscriptions of 14,027.6290 Class A Redeemable Units totaling $19,089,652. For the year ended December 31, 2012, there were subscriptions of 30,140.7402 Class A Redeemable Units totaling $42,474,029 and General Partner contributions representing 217.0440 Class A unit equivalents totaling $300,000.

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

Proceeds from the subscriptions of Redeemable Units are used in the trading of commodity interests including futures, swap, option and forward contracts.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers. The following chart sets forth the purchases of Class A Redeemable Units by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2014 – October 31, 2014	1,852.7860	$1,249.30	N/A	N/A
November 1, 2014 – November 30, 2014	3,014.0530	$1,292.63	N/A	N/A
December 1, 2014 – December 31, 2014	1,460.4890	$1,354.30	N/A	N/A
	6,327.3280	$1,294.18

*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.

**	Redemptions of Redeemable Units are effected as of the end of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 6. Selected Financial Data.

Net realized and unrealized trading gains (losses), interest income, net income, increase (decrease) in net asset value per unit and net asset value per unit for the years ended December 31, 2014, 2013, 2012, 2011 and 2010 and total assets at December 31, 2014, 2013, 2012, 2011 and 2010 were as follows:

	2014	2013	2012	2011	2010
Net realized and unrealized trading gains (losses) net of brokerage/ongoing selling agent fees and clearing fees of $4,627,992, $7,866,581, $8,887,705, $8,438,594 and $7,138,973, respectively	$2,667,788	$4,318,748	$(7,868,879)	$3,654,017	$14,772,228
Interest income	25,253	65,605	128,362	64,743	189,515

	$2,693,041	$4,384,353	$(7,740,517)	$3,718,760	$14,961,743

Net income (loss)	$(3,537,926)	$(1,322,351)	$(13,841,843)	$(3,727,719)	$9,108,040

Increase (decrease) in net asset value per unit for Class A	$3.90	$(9.41)	$(90.03)	$(29.76)	$73.22

Net asset value per unit	$1,354.30	$1,350.40	$1,359.81	$1,449.84	$1,479.60

Total assets	$119,213,383	$170,252,847	$197,607,809	$207,893,019	$187,096,653

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Partnership, directly and through its investments in the Funds, aims to achieve substantial capital appreciation and permit investors to diversify a traditionally structured stock and bond portfolio. The Partnership attempts to accomplish its objectives through speculative trading in U.S. and international markets for currencies, interest rates, stock indices, agricultural and energy products and precious and base metals directly, or through investments in the Funds. The Partnership/Funds may employ futures, option on futures, forward, option on forward, spot and swap contracts, cash commodities and any other rights or interest pertaining thereto, in those markets. The Partnership/Funds may also enter into swap and other derivative transactions with the approval of the General Partner.

The General Partner manages all business of the Partnership/Funds. The General Partner has delegated its responsibility for the investment of the Partnership’s assets to the Advisors. The General Partner engages a team of approximately 35 professionals whose primary emphasis is on attempting to maintain quality control among the Advisors to the funds operated or managed by the General Partner. A full-time staff of due diligence professionals use proprietary technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provides processing of subscriptions and redemptions and reporting to limited partners and regulatory authorities. The General Partner also includes staff involved in marketing and sales support. In selecting the Advisors for the Partnership, the General Partner conducts proprietary research and considers the background of the advisors’ principals, as well as the advisors’ trading styles, strategies and markets traded, expected volatility, trading results (to the extent available) and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisors at any time and may allocate assets to additional advisors at any time.

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

While the Partnership and the Funds have the right to seek lower commission rates from other commodity brokers at any time, the General Partner believes that the customer agreements and other arrangements with the commodity broker(s) are fair, reasonable, and competitive.

As of December 31, 2014, the programs traded by Blackwater, Cambridge, Centurion, Perella, SECOR and Willowbridge on behalf of the Partnership were: Blackwater — Blackwater Global Program, Cambridge — Asian Markets Alpha Programme and Emerging Markets Alpha Programme, Centurion — Short Term Systematic Strategy Program, Perella — a variation of the program traded by PWP Global Macro Master Fund L.P., SECOR — a variation of the program traded by SECOR Alpha Master Fund L.P. and Willowbridge — wPraxis Futures Trading Approach. The General Partner may modify or terminate the allocation of assets among the Advisors at any time and may allocate assets to additional Advisors at any time. Effective February 28, 2013, Willowbridge ceased trading the Partnership’s assets using its MStrategy Trading Approach. As of December 31, 2014 and September 30, 2014, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	December 31, 2014	Percentage of Net Assets	September 30, 2014	Percentage of Net Assets
300 North Capital	$—	—%	$16,954,375	15%
Blackwater	$3,975,996	3%	$4,482,920	4%
Cambridge	$26,375,288	23%	$26,365,519	23%
Centurion	$14,483,498	13%	$10,925,298	9%
Perella	$20,271,297	18%	$11,030,056	10%
SECOR	$26,386,056	23%	$24,152,982	21%
Willowbridge	$12,025,693	10%	$9,991,016	9%
Other	$11,110,164	10%	$10,199,709	9%

Centurion Investment Management, LLC

Centurion’s Short Term Systematic Strategy Program is a short-term systematic trading program which seeks to capitalize on intraday to two-day momentum and mean-reversion price patterns. The Short Term Systematic Strategy Program is designed to identify and capitalize on observed market behavior which persists through time while overlaying comprehensive risk management. The portfolio consists of highly liquid global futures contracts including equity indices, energies, agriculture, metals, softs, livestock, interest rates and foreign exchange. Centurion’s Short Term Systematic Strategy Program strives to generate high risk adjusted returns while maintaining virtually no correlation to both traditional and other alternative asset classes. Centurion’s Short Term Systematic Strategy Program uses stringent risk controls designed to limit daily, weekly and monthly drawdowns while maintaining adequate exposures to meet the Short Term Systematic Strategy Program’s performance objectives. No assurance can be given that the trading strategy will be successful.

Perella Weinberg Partners Capital Management LP

The principal investment objective of this strategy is to achieve attractive absolute returns across diverse market environments by investing in a global diversified portfolio of derivatives on broad-based equity indices, currencies, sovereign debt and commodities. The strategy generally seeks to accomplish its objective by investing primarily in major equity index futures (including, but not restricted to, futures on equity indices across Europe, Asia Pacific and North America), major liquid currencies (through forward foreign currency contracts), major commodity futures, highly rated sovereign debt futures (including, but not restricted to, U.S. Treasuries, German Bunds and Canadian bonds) and short-term deposit futures (including, but not restricted to, futures on Eurodollar, Euribor, Sterling and Euroyen).

The strategy is based on fundamental predictive relationships of asset returns and macroeconomic factors and implemented in a systematic investment framework. The strategy has been developed over 20 years of research and implementation experience. Perella focuses on developed markets and expects that the instruments described above will be liquid.

The strategy seeks to target a 10% annualized volatility over the long-term. In the short-term, the strategy’s realized volatility may fluctuate due to market conditions and risk level of the portfolio. The target volatility of the strategy is intended as a measure of risk taken by the portfolio and reflects the degree to which the strategy’s returns will move. Volatility is defined as the standard deviation of returns over a certain period. The strategy seeks to achieve this by estimating the volatility of the portfolio and adjusting the portfolio exposures and position sizing accordingly to target 10% volatility. For the Partnership’s account that is traded by Perella, Perella will generally target a 15% annualized volatility over the long-term. To achieve the 15% target volatility for the Partnership’s account, Perella will adjust the parameters to reflect the modified target volatility and the portfolio construction process will adjust accordingly to achieve the 15% volatility level. It is also at the discretion of Perella to manage the Partnership’s account at a lower volatility level over short periods of time if warranted by market conditions or other discretionary considerations. If Perella manages the Partnership’s account at a lower volatility level for a period of time, the average annualized volatility realized may result in a level lower than the 15% target.

Blackwater Capital Management, LLC

Blackwater utilizes medium and long term systematic technical models to trade global futures and foreign exchange markets. The models are designed to establish positions when market behavior exhibits a high probability of an emerging sustained move. Blackwater seeks to aggressively protect open equity after profit targets have been reached, limiting sharp reversals and drawdowns. It incorporates strict money management techniques in order to reduce volatility.

The Blackwater Global Program, a proprietary, systematic trading program, was established to capture intermediate and long term trends in the global futures and foreign exchange markets. The Blackwater Global Program is based on chart and volatility patterns observed over many years of trading and following macro markets. The Blackwater trading model is designed to establish positions in relatively low to moderate volatility markets that are starting to show signs of an emerging, sustained price move. Once a trade has been established, the model generates stop levels and profit objectives. Stop levels are based on multiple volatility measurements. Proprietary indicators are used to reduce trading in range bound, trendless markets. When Blackwater’s indicators point to a range bound market, extra confirmation is needed to enter a trade. Excessive volatility in a particular market will cause Blackwater to exit that market.

Money management techniques are applied on the individual market level, sector level, and portfolio level. The system analyzes how well each market has been performing. Markets that are performing poorly receive less risk capital. When open equity levels surpass predetermined thresholds, partial profits will be taken on the most successful open trades.

Willowbridge Associates Inc.

The MStrategy Trading Approach was a discretionary trading approach using extensive technical analysis and quantitative methodologies as the foundation for trading decisions. The MStrategy Trading Approach traded a diversified portfolio of exchange-traded futures contracts and options on futures including commodities, currencies, fixed income and equity indices. There was a special focus on short-term movements, especially with regard to equity indices trading. The approach combined traditional technical analysis, analogues and divergences with fundamental analysis and anecdotal information to form a unique discretionary trading style. Willowbridge ceased trading the Partnership’s assets using its MStrategy Trading Approach on February 28, 2013.

The wPraxis Futures Trading Approach’s primary investment objective is to achieve capital appreciation from trading. Willowbridge will utilize a fully discretionary trading strategy to build a portfolio consisting of futures on currency, fixed income, stock indices and commodities pursuant to its wPraxis Futures Trading Approach. The approach may trade commodities, futures, forward, option and swap spot contracts in the commodities, currencies and fixed income markets. All positions are closely monitored to evaluate risk parameter status. As markets move, positions are refined and expectations are updated in response to current market conditions.

The Cambridge Strategy (Asset Management) Limited:

Trading Programs

Asian Markets Alpha Programme

The Asian Markets Alpha Programme aims to profit from short and medium term moves in the Asian markets’ currency pairs. To achieve this, Cambridge employs a largely systematic approach, designed to perform across diverse market environments. The process combines three decision making tools: a Systematic Technical Strategy, a Systematic Fundamental Strategy and a Market Information Strategy. During periods of higher volatility, the Systematic Technical Strategy uses a series of proprietary trading algorithms operating over multiple timeframes. The algorithms combine trend continuation and trend reversal signals. During periods of lower volatility, the Systematic Fundamental Strategy reflects a predetermined set of positions designed to reflect ‘market’ views on the relative attractiveness of currencies versus the US dollar, thereby realizing the inherent benefits of the carry trade. The Market Information Strategy leverages the experience and global network of Cambridge’s portfolio managers to understand and exploit the behavior of other market participants and to participate in hedging and investment flows. It has characteristics often associated with discretionary managers. Cambridge’s proprietary Global Volatility Indicator serves as Cambridge’s regime shifting mechanism within the systematic strategies. Cambridge believes that long run success is achieved through successful mitigation of downside returns with risk controlled at the portfolio, strategy and individual trade levels.

Emerging Markets Alpha Programme

The Emerging Markets Alpha Programme aims to profit from short and medium term moves in the developing markets’ currency pairs. To achieve this, Cambridge employs a largely systematic approach, designed to perform across diverse market environments. The process combines three decision making tools: a Systematic Technical Strategy, a Systematic Fundamental Strategy and a Market Information Strategy. During periods of higher volatility, the Systematic Technical Strategy uses a series of proprietary trading algorithms operating over multiple timeframes. The algorithms combine trend continuation and trend reversal signals. During periods of lower volatility, the Systematic Fundamental Strategy reflects a predetermined set of positions designed to reflect ‘market’ views on the relative attractiveness of currencies versus the US dollar, thereby realizing the inherent benefits of the carry trade. The Market Information Strategy leverages the experience and global network of Cambridge’s portfolio managers to understand and exploit the behavior of other market participants and to participate in hedging and investment flows. It has characteristics often associated with discretionary managers. Cambridge’s proprietary Global Volatility Indicator serves as Cambridge’s regime shifting mechanism within the systematic strategies. Cambridge believes that long run success is achieved through successful mitigation of downside returns with risk controlled at the portfolio, strategy and individual trade levels.

SECOR Capital Advisors, LP

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

SECOR employs statistical techniques and empirical analysis to help determine whether they believe that observed or conjectured alpha opportunities are real and, more importantly, likely to be sustained in the future. If properly employed, these techniques may have certain advantages versus a purely judgmental approach including the potential ability to: control for the impact of particular factors, evaluate phenomena over a longer history, systematically assess confidence levels based on availability of data, evaluate performance over certain sub-periods and market cycles, identify certain possible causation and lead/lag effects, reduce certain common behavioral biases in human judgment and evaluate a range of factors in a systematic way.

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

SECOR strongly believes in the benefits of diversification and that diversification should be sought across many aspects of the investment process. Under most circumstances, SECOR will attempt to take positions in a large number of positions across a wide range of asset classes to enhance diversification.

SECOR also seeks diversification across strategies, factors, themes and time horizons. Diversification of risk across strategies may help to produce a more consistent stream of returns by reducing the impact of poor performance in any one strategy. Recognizing that none of SECOR’s strategies will work at all times and, in fact, most strategies experience periods of significant negative performance, SECOR seeks to develop strategies in many asset classes and markets in which SECOR identifies potential value. Within each strategy, it is also important to ensure that there is appropriate diversification across factors and themes and that the weightings of these themes can be controlled and easily changed dynamically as market conditions warrant, while taking into account factors such as liquidity, volatility, correlations, market impact and transaction costs.

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

The foregoing is not a comprehensive list of the methods of analysis and/or investment strategies that may be employed by SECOR. SECOR intends to continually review and refine its strategies and to examine new ideas and opportunities. Additional strategies may be added from time to time. The descriptions set forth herein about specific strategies that SECOR may deploy are not intended to be exhaustive and should not be understood to limit the Partnership’s or SECOR Master’s investment activities.

No assurance can be given that the Advisors’ strategies will be successful or that they will generate profits for the Partnership.

Specific Fund level performance information is included in Note 5 to the Partnership’s financial statements included in “Item 8 Financial Statements and Supplementary Data.”

For the period January 1, 2014 through December 31, 2014 the average allocation by commodity market sector for each of the Funds was as follows:

Blackwater Master Fund L.P.

Currencies	24.	3%
Energy	6.	3%
Grains	3.	9%
Indices	26.	4%
Interest Rates U.S.	5.	3%
Interest Rates Non-U.S.	8.	9%
Livestock	0.	7%
Metals	24.	1%
Softs	0.	1%

Cambridge Master Fund L.P.

Currencies	100%

PGM Master Fund L.P.

Currencies	27.8%
Energy	1.9%
Grains	3.2%
Indices	39.6%
Interest Rates U.S.	6.6%
Interest Rates Non-U.S.	18.7%
Metals	2.2%

SECOR Master Fund L.P.

Currencies	47.8%
Energy	1.8%
Grains	2.2%
Indices	26.9%
Interest Rates U.S.	3.9%
Interest Rates Non-U.S.	7.6%
Livestock	0.4%
Metals	7.5%
Softs	1.9%

CMF Willowbridge Master Fund L.P.

Currencies	22.8%
Energy	7.3%
Indices	6.4%
Interest Rates U.S.	50.2%
Interest Rates Non-U.S.	12.7%
Metals	0.3%
Softs	0.3%

(a) Liquidity.

The Partnership does not engage in sales of goods or services. Its assets are its (i) investments in Funds, (ii) equity in its trading account, consisting of cash and cash margin, net unrealized appreciation on open futures contracts, options purchased and (iii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2014.

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

From January 1, 2014 through December 31, 2014, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 24.4%. The foregoing margin to equity ratio takes into account cash held in the Partnership’s name, as well as the allocable value of the positions and cash held on behalf of the Partnership in the name of the Funds.

In the normal course of business, the Partnership and the Funds are parties to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or OTC. Exchange-traded instruments include futures and certain standardized forward, swap and option contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 38.4% to 73.5% of the Partnership’s/Funds’ contracts are traded OTC.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds had credit risk and concentration risk during the reporting period and prior periods, as MS&Co. and/or CGM or their affiliates were the sole counterparties or brokers with respect to the Partnership’s/Funds’ assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co. and/or CGM, the Partnership’s/Funds’ counterparty is an exchange or clearing organization. The Partnership/Funds continue to be subject to such risks with respect to MS&Co.

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

The General Partner monitors and attempts to control the Partnership’s/Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Funds may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, forward and option contracts by sector, margin requirements, gain and loss transactions and collateral positions. (See also “Item 8. Financial Statements and Supplementary Data” for further information on financial instrument risk included in the notes to financial statements.)

Other than the risks inherent in commodity futures and other derivatives, the Partnership knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership’s liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides that the Partnership will cease trading operations and liquidate all open positions under certain circumstances including a decrease in net asset value per Redeemable Unit of any class to less than $400 as of the close of business on any trading day. In addition, the General Partner may, in its sole discretion, cause the Partnership to dissolve if the Partnership’s aggregate net assets decline to less than $1,000.000.

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

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem its Redeemable Units at their net asset value as of the end of each month, on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions are generally funded out of the Partnership’s cash holdings. For the year ended December 31, 2014, 40,577.9470 Class A Redeemable Units were redeemed totaling $50,502,567 and 570.5870 General Partner Class A unit equivalents were redeemed totaling $702,619. For the year ended December 31, 2013, 32,196.4880 Class A Redeemable Units were redeemed totaling $43,596,860 and 143.0000 General Partner Class A unit equivalents were redeemed totaling $200,699. For the year ended December 31, 2012, 33,353.2694 Class A Redeemable Units were redeemed totaling $45,732,311.

The Partnership continues to offer Redeemable Units at the net asset value per unit as of the end of each month. For the year ended December 31, 2014, there were subscriptions of 5,734.0090 Class A Redeemable Units totaling $7,249,416. For the year ended December 31, 2013, there were subscriptions of 14,027.6290 Class A Redeemable Units totaling $19,089,652. For the year ended December 31, 2012, there were subscriptions of 30,140.7402 Class A Redeemable Units totaling $42,474,029 and General Partner contributions representing 217.0440 Class A unit equivalents totaling $300,000.

(c) Results of Operations.

For the year ended December 31, 2014, the net asset value per Class A Redeemable Unit increased 0.3% from $1,350.40 to $1,354.30. For the year ended December 31, 2013, the net asset value per Class A Redeemable Unit decreased 0.7% from $1,359.81 to $1,350.40. For the year ended December 31, 2012, the net asset value per Class A Redeemable Unit decreased 6.2% from $1,449.84 to $1,359.81.

The Partnership experienced a net trading gain (before fees and expenses) in the year ended December 31, 2014 of $7,295,780. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy and U.S. and non-U.S. interest rates, and were partially offset by losses in grains, indices, metals and softs. The net trading gains and losses realized from the Partnership and the Funds is disclosed on page 52 under Item 8 “Financial Statements and Supplementary Data.”

The most significant gains were achieved within the currencies sector during the second half of the year from short positions in the Japanese yen and euro versus the U.S. dollar as diverging central bank policy paths contributed to a strengthening U.S. dollar. The Bank of Japan and the European Central Bank both focused on keeping interest rates low, while the U.S. Federal Reserve indicated higher interest rates, which benefited the Partnership’s short non-U.S. dollar currency positions. Additional gains were experienced during May from long positions in the Hungarian forint and Polish zloty versus the euro as the value of the euro declined after manufacturing and business confidence signaled uneven economic growth, bolstering bets on further European Central Bank stimulus. In the energy complex, gains were recorded primarily during September through December from short positions in crude oil and its related products as prices moved lower following an increase in U.S. oil production, which advanced to record levels after OPEC decided not to reduce crude oil production amid a global supply surplus. Within the global interest rate sector, gains were experienced primarily during May, August and throughout the fourth quarter from long fixed income futures positions as prices rose amid central banks globally maintaining loose monetary policies to stimulate economic growth and stem deflation. Fixed income futures found additional support during the year as geopolitical tensions increased demand for the relative “safety” of government debt. A portion of the Partnership’s gains during the year was offset by losses recorded within the global stock index sector during January and March from long positions in U.S., European and Asian equity index futures as prices declined following softer-than-expected economic data in the U.S. and China, along with political and economic headwinds facing emerging markets. Additional losses were recorded during the first half of October from long positions in U.S. and European equity index futures as prices dropped amid concerns regarding the slowing pace of global growth and worries about potential deflation in the Euro-zone. Within the metals sector, losses were recorded during a majority of the first half of the year, as well as December, from both long and short precious metals futures positions as prices whipsawed following geopolitical concerns in emerging markets, Ukraine and the Middle East, which caused investor anxiety and sporadic demand for “safe-haven” assets. Additional losses were recorded during the year from base metals futures positions as prices fluctuated on varying economic news from China. Within the agriculturals sector, losses were incurred during October from short positions in soybean and corn futures as prices rose amid speculation that an extended drought in Brazil would limit soybean production and rains would delay the U.S. corn crop harvest.

The Partnership experienced a net trading gain (before fees and expenses) in the year ended December 31, 2013 of $12,185,329. Gains were primarily attributed to the Partnership’s/Funds’ trading of commodity futures in currencies, grains, livestock, metals, softs and indices, and were partially offset by losses in energy and U.S. and non-U.S. interest rates.

The most significant gains were achieved in the global stock index sector from long futures positions as global equity prices climbed higher throughout the majority of the year, supported by an aggressive Japanese stimulus package, a stabilizing euro-zone economy, and continued economic growth in the U.S. Within the metals complex, gains were experienced primarily in the second quarter from short positions in gold and silver futures as prices fell sharply on fears that Cyprus and other crisis-hit countries would potentially be forced to sell their gold reserves and on speculation that the U.S. Federal Reserve may scale back its monetary stimulus program. Within the currency sector, gains were experienced during May and the fourth quarter from short positions in the Japanese yen as the value of the Japanese currency weakened against other currencies. Additional currency gains were recorded in May from short positions in the Australian dollar, New Zealand dollar, Brazilian real, and South African rand, as the values of these currencies weakened with a decline in commodity prices. In the grains market, gains were experienced in July from short corn futures positions as prices declined on favorable weather in the U.S. Additional gains were recorded in this sector during December from short wheat futures positions as prices decreased after global inventories rose and U.S. exports fell. The Partnership’s gains for the year were offset by trading losses recorded within the global interest rate sector during January and May from long positions in European and U.S. fixed income futures as prices declined amid positive economic data and speculation that central banks across Europe and the U.S. may curtail their asset purchase programs. Additional losses were experienced in December from long futures positions as prices declined following the U.S. Federal Reserve announcement that it will reduce monthly bond purchases. Within the energy complex, losses were incurred in crude oil and its related products in February, as well as during the third quarter. In February, losses were incurred from long futures positions in crude oil and its related products as prices fell sharply following news that the U.S. economy grew less than economists expected and as manufacturing expanded less than forecast in China and contracted in Europe. During the third quarter, losses were recorded in July and August from short crude oil and oil distillates positions as Middle East tensions, early month inventory draws, and favorable U.S. economic data all pushed prices higher. Additional losses were incurred in this sector during December from short natural gas futures positions.

During the reporting period and prior periods, the Partnership was paid interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) account during each month at the 30-day U.S. Treasury bill rate determined weekly based on the average noncompetitive yield on 3-month U.S. Treasury bills maturing in 30 days from the date on which such weekly rate is determined, or at the 4-week U.S. Treasury bill discount rate. Interest income for the three and twelve months ended December 31, 2014 decreased by $14,061 and $40,352, respectively, as compared to the corresponding periods in 2013. The decrease in interest income is due to lower average daily equity and lower U.S. Treasury bill rates during the three and twelve months ended December 31, 2014, as compared to the corresponding periods in 2013. The amount of interest income earned by the Partnership during the reporting period depended on the average daily equity in the Partnership’s and the Funds’ accounts and upon interest rates over which neither the Partnership/Funds nor MS&Co. and/or CGM had control.

Ongoing selling agent/brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. Ongoing selling agent/brokerage fees for the three and twelve months ended December 31, 2014 decreased by $905,263 and $2,825,446, respectively, as compared to the corresponding periods in 2013. The decrease in ongoing selling agent/brokerage fees is primarily due to lower average net assets during the three and twelve months ended December 31, 2014, as compared to the corresponding periods in 2013, as well as reductions in the ongoing selling agent fee rate effective October 1, 2014 and April 1, 2014.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees for the three and twelve months ended December 31, 2014 decreased by $27,835 and $413,143, respectively, as compared to the corresponding periods in 2013. The decrease in clearing fees is primarily due to a decrease in the number of trades during the three and twelve months ended December 31, 2014, as compared to the corresponding periods in 2013.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. Management fees for the three and twelve months ended December 31, 2014 decreased by $129,913 and $697,823, respectively, as compared to the corresponding periods in 2013. The decrease in management fees is due to lower average net assets during the three and twelve months ended December 31, 2014, as compared to the corresponding periods in 2013.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. Administrative fees for the three months ended December 31, 2014 increased by $79,337, as compared to the corresponding period in 2013. The increase in administrative fees for the three months ended December 31, 2014 is primarily due to an increase in the administrative fee rate effective October 1, 2014. Administrative fees for the twelve months ended December 31, 2014 decreased by $101,081, as compared to the corresponding period in 2013. The decrease in administrative fees for the twelve months ended December 31, 2014 is due to lower average net assets during the twelve months ended December 31, 2014, as compared to the corresponding period in 2013.

Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter, as defined in the respective management agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and twelve months ended December 31, 2014 resulted in an incentive fee accrual of $1,969,608 and $2,640,529, respectively. Trading performance for the three and twelve months ended December 31, 2013 resulted in an incentive fee accrual of $36,146 and $1,383,573, respectively.

The Partnership pays professional fees, which generally include legal and accounting expenses (including legal and accounting expenses related to the offering). Professional fees for the years ended December 31, 2014 and 2013 were $880,916 and $755,211, respectively.

The Partnership pays other expenses, which generally include certain offering costs and filing, reporting and data processing fees. Other expenses for the years ended December 31, 2014 and 2013 were $52,778 and $112,272, respectively.

The Partnership experienced a net trading gain (before fees and expenses) in the year ended December 31, 2012 of $1,018,826. Gains were primarily attributed to the Partnership’s/Funds’ trading of commodity futures in energy and U.S. and non-U.S. interest rates, and were partially offset by losses in currencies, grains, indices, livestock, metals and softs.

The most significant losses incurred during the year ended December 31, 2012 were within the metals sector from long positions in silver and gold futures as prices declined during February on speculation that the U.S. Federal Reserve would refrain from offering additional stimulus as the economy recovers, eroding demand for the precious metals. Gold futures prices continued to decline after India, the world’s biggest bullion buyer, increased the tax on imports of precious metals. Additional losses in this sector were recorded during November from short positions in copper futures as prices advanced as the strongest Chinese-manufacturing reading in seven months signaled an economic recovery from the world’s biggest consumer of industrial metals. Within the currency sector, losses were incurred primarily during June, from short positions in the British pound versus the U.S. dollar as the value of the British pound advanced as European Union leaders eased terms on loans to Spanish banks, taking a step towards resolving the region’s debt crisis. Elsewhere in this sector, losses were incurred from short positions in the Canadian dollar versus the U.S. dollar as the value of the Canadian dollar also advanced. Within the stock index sector, losses were experienced primarily during April and May due to short futures positions in Pacific Rim and European equity index futures as prices rose on speculation that the Chinese government would ease monetary policy and global central banks would take action to bolster economies amid Europe’s sovereign debt crisis. Losses were also incurred within the soft commodities markets, primarily during April, from long positions in sugar futures as prices fell to an 11-month low amid prospects for ample supplies from Brazil and India, the world’s biggest producers of sugar. Within the livestock sector, losses were incurred throughout the majority of the second quarter from short positions in lean hog futures as prices advanced on signs that hot weather in the U.S. will curb livestock weights and deter producers from increasing pork supplies. Within the agricultural sector, losses were incurred primarily during January from short positions in wheat futures as prices advanced on speculation that cold weather in Europe would hurt winter crops that lack protective snow cover. Losses were also incurred in this market sector during June from short positions in corn futures as corn prices climbed higher after inventories tumbled the most in 16 years and on speculation that hot, dry weather would increase stress on crops in the U.S. A portion of the Partnership’s losses during the year was offset by gains achieved within the global interest rate sector, primarily during April and May, from long positions in European, U.S., and Australian fixed-income futures as prices advanced as Greece failed to form a unified government, increasing concern that Europe’s debt crisis was worsening and spurring demand for the relative “safety” of government debt. Additional gains were recorded during July from long positions in U.S. and European interest rate futures. Gains were also experienced in the energy sector, primarily during February and March, from short positions in natural gas futures as prices dropped amid ample inventories and mild weather across the U.S.

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

Financial Control Risk — the risk of loss attributable to limitations in financial systems and controls. Strong financial systems and controls ensure that assets are safeguarded, that transactions are executed in accordance with the General Partner’s authorization, and that financial information utilized by management and communicated to external parties, including the Partnership’s Class A Redeemable Unit and General Partner Class A unit equivalent holders, creditors, and regulators, is free of material errors.

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

The Partnership and the Funds consider prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investment in the Funds reflects its proportional interest in the Funds. As of and for the years ended December 31, 2014 and 2013, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). During the years ended December 31, 2014 and 2013, there were no transfers of assets or liabilities between Level 1 and Level 2.

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

Forward Foreign Currency Contracts. Forward foreign currency contracts are those contracts where the Partnership and the Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed-upon future date. Forward foreign currency contracts are valued daily, and the Partnership’s and the Funds’ net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward foreign exchange rates at the reporting date, is included in the Statements of Financial Condition. Net realized gains (losses) and changes in net unrealized gains (losses) on forward foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Statements of Income and Expenses.

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

The Partnership’s and the Funds’ Trading Value at Risk in Different Market Sectors

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. Some of the Advisors currently trade the Partnership’s assets indirectly in master fund managed accounts established in the name of the master funds over which they have been granted limited authority to make trading decisions. Some of the Advisors directly trade managed accounts in the Partnership’s name. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly and indirectly through its investments in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly and indirectly by each Fund separately.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2014 and 2013. As of December 31, 2014, the Partnership’s total capitalization was $114,627,992.

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$12,444,997	10.86%
Energy	896,409	0.78%
Grains	571,670	0.50%
Indices	5,068,663	4.42%
Interest Rates U.S.	737,928	0.65%
Interest Rates Non-U.S.	1,677,853	1.46%
Livestock	71,396	0.06%
Metals	744,638	0.65%
Softs	185,845	0.16%

Total	$22,399,399	19.54%

As of December 31, 2013, the Partnership’s total capitalization was $162,121,688.

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$9,798,209	6.04%
Energy	810,779	0.50%
Grains	542,380	0.33%
Indices	6,287,254	3.88%
Interest Rates U.S.	921,670	0.57%
Interest Rates Non-U.S.	1,459,970	0.90%
Livestock	134,659	0.08%
Metals	2,191,744	1.35%
Softs	149,935	0.10%

Total	$22,296,600	13.75%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments in the Funds by market category as of December 31, 2014 and December 31, 2013, the highest and lowest value at any point and the average value during the years. All open position trading risk exposures have been included in calculating the figures set forth below.

There were no direct investments as of December 31, 2014. As of December 31, 2013, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

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

As of December 31, 2014, Blackwater Master’s total capitalization was $24,930,097. The Partnership owned approximately 16.0% of Blackwater Master. As of December 31, 2014, Blackwater Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Blackwater for trading) was as follows:

December 31, 2014

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$241,401	0.97%	$3,189,941	$51,293	$1,235,089
Energy	13,200	0.05%	658,814	10,560	296,649
Grains	192,500	0.77%	938,926	2,750	171,159
Indices	201,959	0.81%	3,462,814	145,756	999,140
Interest Rates U.S.	92,400	0.37%	655,463	8,580	221,480
Interest Rates Non-U.S.	193,198	0.78%	1,412,783	17,944	399,111
Metals	608,528	2.44%	2,895,022	340,845	928,952

Total	$1,543,186	6.19%

*	Annual average of month-end Values at Risk.

As of December 31, 2013, Blackwater Master’s total capitalization was $63,325,773. The Partnership owned approximately 38.8% of Blackwater Master. As of December 31, 2013, Blackwater Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Blackwater for trading) was as follows:

December 31, 2013

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,840,305	2.91%	$4,682,024	$288,643	$1,519,891
Energy	494,616	0.78%	2,022,000	56,625	831,779
Grains	738,262	1.17%	1,421,500	194,600	630,543
Indices	2,912,606	4.60%	4,710,210	1,221,043	3,016,332
Interest Rates U.S.	655,463	1.03%	655,463	20,900	231,447
Interest Rates Non-U.S.	1,412,783	2.23%	1,674,803	186,215	928,368
Livestock	314,888	0.50%	401,963	15,000	154,801
Metals	1,722,627	2.72%	2,838,178	56,320	998,173

Total	$10,091,550	15.94%

*	Annual average of month-end Values at Risk.

As of December 31, 2014, Cambridge Master’s total capitalization was $38,998,185. The Partnership owned approximately 68.5% of Cambridge Master. As of December 31, 2014, Cambridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Cambridge for trading) was as follows:

December 31, 2014

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$9,794,931	25.12%	$25,372,185	$5,011,812	$15,522,722

Total	$9,794,931	25.12%

*	Annual average of month-end Values at Risk.

As of December 31, 2013, Cambridge Master’s total capitalization was $37,521,384. The Partnership owned approximately 69.9% of Cambridge Master. As of December 31, 2013, Cambridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Cambridge for trading) was as follows:

December 31, 2013

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$7,040,583	18.76%	$18,193,109	$3,957,766	$9,986,113

Total	$7,040,583	18.76%

*	Annual average of month-end Values at Risk.

As of December 31, 2014, PGM Master’s total capitalization was $20,791,826. The Partnership owned approximately 100% of PGM Master. As of December 31, 2014, PGM Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Perella for trading) was as follows:

December 31, 2014

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,499,465	7.21%	$1,817,528	$595,843	$1,139,339
Energy	161,535	0.78%	161,535	9,570	81,428
Grains	72,600	0.35%	207,625	72,600	124,231
Indices	1,296,504	6.24%	2,015,159	1,213,223	1,645,901
Interest Rates U.S.	221,106	1.06%	328,482	205,761	254,154
Interest Rates Non -U.S.	799,082	3.84%	1,057,290	145,466	799,725
Metals	74,250	0.36%	132,660	57,640	91,163

Total	$4,124,542	19.84%

*	For the period September 1, 2014 (commencement of trading operations) to December 31, 2014 average of month-end Values at Risk.

As of December 31, 2014, Willowbridge Master’s total capitalization was $315,540,363. The Partnership owned approximately 3.9% of Willowbridge Master. As of December 31, 2014, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:

December 31, 2014

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$12,241,960	3.88%	$17,429,568	$12,311	$3,182,580
Energy	3,022,878	0.96%	3,022,878	59,187	876,114
Interest Rates U.S.	4,491,327	1.42%	10,074,313	537,550	3,058,860

Total	$19,756,165	6.26%

*	Annual average of month-end Values at Risk.

As of December 31, 2013, Willowbridge Master’s total capitalization was $88,383,660. The Partnership owned approximately 15.2% of Willowbridge Master. As of December 31, 2013, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:

December 31, 2013

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$3,210,939	3.63%	$4,945,148	$148,500	$1,861,929
Energy	726,752	0.82%	2,264,273	46,200	424,936
Indices	684,033	0.77%	6,842,689	21,635	594,408
Interest Rates U.S.	537,550	0.61%	3,564,310	8,280	911,307
Interest Rates Non-U.S.	289,287	0.33%	1,216,176	2,178	337,625

Total	$5,448,561	6.16%

*	Annual average of month-end Values at Risk.

As of December 31, 2014, SECOR Master’s total capitalization was $29,604,598. The Partnership owned approximately 100% of SECOR Master. As of December 31, 2014, SECOR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to SECOR for trading) was as follows:

December 31, 2014

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$3,719,944	12.57%	$7,375,075	$2,706,523	$4,730,014
Energy	614,870	2.08%	614,870	34,891	200,989
Grains	468,270	1.58%	468,270	89,917	223,596
Indices	3,739,846	12.63%	4,233,658	1,514,753	3,067,950
Interest Rates U.S.	326,876	1.10%	892,672	97,422	452,147
Interest Rates Non-U.S.	847,859	2.86%	1,079,625	298,506	704,466
Livestock	71,396	0.24%	79,316	3,300	45,714
Metals	573,024	1.94%	1,148,317	306,271	761,476
Softs	185,845	0.63%	383,075	76,395	177,696

Total	$10,547,930	35.63%

*	Annual average of month-end Values at Risk.

As of December 31, 2013, SECOR Master’s total capitalization was $15,383,092. The Partnership owned approximately 100% of SECOR Master. As of December 31, 2013, SECOR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to SECOR for trading) was as follows:

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

As of December 31, 2013, 300 North Master’s total capitalization was $24,373,489. The Partnership owned approximately 100% of 300 North Master. As of December 31, 2013, 300 North Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to 300 North Capital for trading) was as follows:

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

As of December 31, 2013, PGR Master’s total capitalization (prior to its full redemption) was $10,759,375. The Partnership owned approximately 58.2% of PGR Master. As of December 31, 2013, PGR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to PGR for trading) was as follows:

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

Non-Trading Risk

The Partnership/Funds have non-trading market risk on their foreign cash balances not needed for margin. However, these balances (as well as any market risk that they represent) are immaterial.

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

The following were the primary trading risk exposures of the Partnership as of December 31, 2014 by market sector.

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

Softs. The Partnership’s/Funds’ primary commodities exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Coffee, cotton and sugar accounted for the bulk of the Partnership’s/Funds’ commodity exposure.

Energy. The Partnership’s/Funds’ primary energy market exposure is to natural gas and oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Grains. The Partnership’s/Funds’ commodities exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership/Funds as of December 31, 2014.

Foreign Currency Balances. The Partnership’s/Funds’ primary foreign currency balances are in the Euro and Japanese Yen. The Advisors regularly convert foreign currency balances to dollars in an attempt to control the Partnership’s/Funds’ non-trading risk.

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

Item 8. Financial Statements and Supplementary Data.

EMERGING CTA PORTFOLIO L.P.

The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm, for the years ended December 31, 2014, 2013 and 2012; Statements of Financial Condition at December 31, 2014 and 2013; Condensed Schedules of Investments at December 31, 2014 and 2013; Statements of Income and Expenses for the years ended December 31, 2014, 2013, and 2012; Statements of Changes in Partners’ Capital for the years ended December 31, 2014, 2013 and 2012; and Notes to Financial Statements. Additional financial information has been filed as Exhibits to this Form 10-K.

To the Limited Partners of

Emerging CTA Portfolio L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Patrick T. Egan
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

The management of Emerging CTA Portfolio L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2014 based on the criteria referred to above.

Patrick T. Egan	Steven Ross
President and Director	Chief Financial Officer
Ceres Managed Futures LLC	Ceres Managed Futures LLC
General Partner,	General Partner,
Emerging CTA Portfolio L.P.	Emerging CTA Portfolio L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Emerging CTA Portfolio L.P.:

We have audited the accompanying statements of financial condition of Emerging CTA Portfolio L.P. (the “Partnership”), including the condensed schedules of investments, as of December 31, 2014 and 2013, and the related statements of income and expenses and changes in partners’ capital for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Emerging CTA Portfolio L.P. as of December 31, 2014 and 2013, and the results of its operations and changes in its partners’ capital for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 25, 2015

Emerging CTA Portfolio L.P.

Statements of Financial Condition

December 31, 2014 and 2013

	December 31, 2014	December 31, 2013
Assets:
Investment in Funds, at fair value (Note 5)	$93,426,730	$123,486,175
Redemptions receivable from Funds	—	14,986,312
Equity in trading account:
Cash (Note 3c)	25,786,501	24,966,156
Cash margin (Note 3c)	—	4,901,267
Net unrealized appreciation on open futures contracts	—	634,229
Options purchased, at fair value (cost $0 and $1,372,875 at December 31, 2014 and 2013, respectively)	—	1,278,375

Total trading equity	119,213,231	170,252,514
Interest receivable (Note 3c)	152	333

Total assets	$119,213,383	$170,252,847

Liabilities and Partners’ Capital:
Liabilities:
Options premium received, at fair value (premium $0 and $517,125 at December 31, 2014 and December 31, 2013, respectively)	$—	$322,350
Accrued expenses:
Ongoing selling agent fees (Note 3c)	198,685	495,616
Management fees (Note 3b)	151,108	179,798
Administrative fees (Note 3a)	99,297	70,741
Incentive fees (Notes 3a and 3b)	2,102,114	12,209
Clearing fees due to MS&Co.	2,151	5,003
Professional fees	45,061	106,826
Other	9,035	40,971
Redemptions payable (Note 6)	1,977,940	6,897,645

Total liabilities	4,585,391	8,131,159

Partners’ Capital: (Notes 1 and 6)
General Partner, Class A, 942.3886 and 1,512.9756 unit equivalents outstanding at December 31, 2014 and 2013, respectively	1,276,279	2,043,122
Limited Partners, Class A, 83,697.5332 and 118,541.4712 Redeemable Units outstanding at December 31, 2014 and 2013, respectively	113,351,713	160,078,566

Total partners’ capital	114,627,992	162,121,688

Total liabilities and partners’ capital	$119,213,383	$170,252,847

Net asset value per unit, Class A	$1,354.30	$1,350.40

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.

Schedule of Investments

December 31, 2014

	Fair Value	% of Partners’ Capital
Investment in Funds
Blackwater Master Fund L.P.	$3,980,034	3.47%
SECOR Master Fund L.P.	29,604,763	25.83
Cambridge Master Fund L.P.	26,708,570	23.30
CMF Willowbridge Master Fund L.P.	12,341,418	10.76
PGM Master Fund L.P.	20,791,945	18.14

Total Investment in Funds	93,426,730	81.50

Net fair value	$93,426,730	81.50%

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

Emerging CTA Portfolio L.P.

Statements of Income and Expenses

for the years ended December 31, 2014, 2013 and 2012

	2014	2013	2012
Investment Income:
Interest income (Note 3c)	$4,974	$9,127	$34,207
Interest income from investment in Funds (Note 3c)	20,279	56,478	94,155

Total investment income	25,253	65,605	128,362

Expenses:
Ongoing selling agent fees (Note 3c)	3,515,582	6,341,028	7,356,323
Clearing fees (Note 3c)	1,112,410	1,525,553	1,531,382
Management fees (Note 3b)	1,855,333	2,553,156	2,961,015
Administrative fees (Note 3a)	801,411	902,492	1,047,102
Incentive fees (Notes 3a and 3b)	2,640,529	1,383,573	1,484,213
Professional fees	880,916	755,211	228,893
Other	52,778	112,272	380,103

Total expenses	10,858,959	13,573,285	14,989,031

Net investment income (loss)	(10,833,706)	(13,507,680)	(14,860,669)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in Funds:
Net realized gains (losses) on closed contracts	(1,754,863)	(2,077,402)	6,223,065
Net realized gains (losses) on investment in Funds	11,179,959	14,218,357	(11,202,800)
Change in net unrealized gains (losses) on open contracts	(734,504)	640,174	69,935
Change in net unrealized gains (losses) on investment in Funds	(1,394,812)	(595,800)	5,928,626

Total trading results	7,295,780	12,185,329	1,018,826

Net income (loss)	$(3,537,926)	$(1,322,351)	$(13,841,843)

Net income (loss) per unit (Note 7)*	$3.90	$(9.41)	$(90.03)

Weighted average units outstanding	103,762.9323	132,268.9604	150,888.1836

*	Based on change in net asset value per unit.

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.

Statements of Changes in Partners’ Capital

for the years ended December 31, 2014, 2013 and 2012

	Limited Partners	General Partner	Total
Partners’ Capital at December 31, 2011	$202,865,850	$2,086,221	$204,952,071
Net income (loss)	(13,707,434)	(134,409)	(13,841,843)
Subscriptions of 30,140.7402 Redeemable Units and 217.0440 General Partner Unit Equivalents	42,474,029	300,000	42,774,029
Redemptions of 33,353.2694 Redeemable Units	(45,732,311)	—	(45,732,311)

Partners’ Capital at December 31, 2012	185,900,134	2,251,812	188,151,946
Net income (loss)	(1,314,360)	(7,991)	(1,322,351)
Subscriptions of 14,027.6290 Redeemable Units	19,089,652	—	19,089,652
Redemptions of 32,196.4880 Redeemable Units and 143.0000 General Partner Unit Equivalents	(43,596,860)	(200,699)	(43,797,559)

Partners’ Capital at December 31, 2013	160,078,566	2,043,122	162,121,688
Net income (loss)	(3,473,702)	(64,224)	(3,537,926)
Subscriptions of 5,734.0090 Redeemable Units	7,249,416	—	7,249,416
Redemptions of 40,577.9470 Redeemable Units and 570.5870 General Partner Unit Equivalents	(50,502,567)	(702,619)	(51,205,186)

Partners’ Capital at December 31, 2014	$113,351,713	$1,276,279	$114,627,992

Net asset value per unit, Class A:

2012:	$1,359.81

2013:	$1,350.40

2014:	$1,354.30

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

December 31, 2014

1.	Partnership Organization:

Emerging CTA Portfolio L.P. (the “Partnership”) is a limited partnership that was organized on July 7, 2003 under the partnership laws of the State of New York. The objective of the Partnership is to achieve capital appreciation through the allocation of assets to early-stage commodity trading advisors or established advisors employing early-stage strategies, which engage, directly and indirectly, in speculative trading of a diversified portfolio of commodity interests, including futures, options on futures, forward, options on forward, spot and swap contracts, cash commodities and any other rights or interest pertaining thereto including interest in commodity pools. The sectors traded include currencies, livestock, energy, grains, metals, indices, lumber, softs, and U.S. and non-U.S. interest rates and forward foreign currency contracts. The Partnership directly and through its investment in the Funds (as defined in Note 5, “Investment in Funds”) may trade futures, forward and option contracts of any kind. The commodity interests that are traded by the Partnership and the Funds are volatile and involve a high degree of market risk.

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest in MSSB Holdings and Citigroup Inc. indirectly owned a minority equity interest in MSSB Holdings. Prior to July 31, 2009, the date as of which MSSB Holdings became its owner, the General Partner was wholly owned by Citigroup Financial Products Inc., a wholly owned subsidiary of Citigroup Global Markets Holdings Inc., the sole owner of which is Citigroup Inc. As of December 31, 2014, all trading decisions for the Partnership are made by the Advisors (as defined below).

During the year ended December 31, 2014, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. During prior periods included in this report, Citigroup Global Markets Inc. (“CGM”) also served as a commodity broker.

As of September 1, 2011, the Partnership began offering three classes of limited partnership interests: Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units; each of which will be referred to as a “Class” and collectively referred to as the “Classes”. All Redeemable Units issued prior to September 1, 2011 were deemed “Class A Redeemable Units.” The rights, liabilities, risks, and fees associated with investment in the Class A Redeemable Units were not changed. Class A Redeemable Units and Class D Redeemable Units are available to taxable U.S. individuals and institutions, as well as U.S. tax exempt individuals and institutions. Class Z Redeemable Units will be offered to certain employees of Morgan Stanley Smith Barney LLC, currently doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”) and its affiliates (and their family members). The Class of Redeemable Units that a limited partner of the Partnership (each a “Limited Partner”) receives upon subscription will generally depend upon the amount invested in the Partnership or the status of the Limited Partner, although the General Partner may determine to offer Redeemable Units to investors at its discretion. As of December 31, 2014, there are no Redeemable Units outstanding in Class D or Class Z.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

December 31, 2014

As of December 31, 2014, all trading decisions were made for the Partnership by its trading advisors (the “Advisors”) either directly, through individually managed accounts, or indirectly, through investments in other collective investment vehicles. Blackwater Capital Management, LLC (“Blackwater”), The Cambridge Strategy (Asset Management) Limited (“Cambridge”), Centurion Investment Management, LLC (“Centurion”), Perella Weinberg Partners Capital Management LP (“Perella”), SECOR Capital Advisors, LP (“SECOR”) and Willowbridge Associates Inc. (“Willowbridge”) have been selected by the General Partner as the major commodity trading advisors. In addition, the General Partner has allocated the Partnership’s assets to additional non-major trading advisors (i.e. commodity trading advisors allocated less than 10% of the Partnership’s assets). Information about advisors allocated less than 10% of the Partnership’s assets may not be disclosed. The General Partner may allocate less than 10% of the Partnership’s assets to a new trading advisor or another trading program of a current Advisor. The Advisors are not affiliated with one another, are not affiliated with the General Partner, MS&Co. or CGM and are not responsible for the organization or operation of the Partnership.

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

Emerging CTA Portfolio L.P.

Notes to Financial Statements

December 31, 2014

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

The Partnership and the Funds consider prices for exchange-traded commodity futures, forwards, swaps and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds. As of and for the years ended December 31, 2014 and 2013, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). During the years ended December 31, 2014 and 2013, there were no transfers of assets or liabilities between Level 1 and Level 2.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

December 31, 2014

	December 31, 2014	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Funds	$93,426,730	$—	$93,426,730	$—

Net fair value	$93,426,730	$—	$93,426,730	$—

	December 31, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Funds	$123,486,175	$—	$123,486,175	$—
Futures	1,432,133	1,432,133	—	—
Options purchased	1,278,375	1,278,375	—	—

Total assets	126,196,683	2,710,508	123,486,175	—

Liabilities
Futures	$797,904	$797,904	$—	$—
Options premium received	322,350	322,350	—	—

Total liabilities	1,120,254	1,120,254	—	—

Net fair value	$125,076,429	$1,590,254	$123,486,175	$—

d.	Futures Contracts. The Partnership and the Funds trade futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and Funds. When the contract is closed, the Partnership and Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and changes in net unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.

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

Emerging CTA Portfolio L.P.

Notes to Financial Statements

December 31, 2014

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

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2011 through 2014 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

December 31, 2014

i.	Investment Company Status. Effective January 1, 2014, the Partnership adopted Accounting Standards Update (“ASU”) 2013-08 “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements.” ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the investment company’s status as an investment company. ASU 2013-08 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of this ASU did not have a material impact on the Partnership’s financial statements. Based on the General Partner’s assessment, the Partnership has been deemed to be an investment company since inception.

j.	Net Income (Loss) per unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 7, “Financial Highlights.”

k.	Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and has determined that no events have occurred that require adjustments to or disclosure in the financial statements.

3.	Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Partnership, including selecting one or more advisors to make trading decisions for the Partnership. The Partnership pays the General Partner a monthly administrative fee equal to 1/12 of 1% (1.0% per year) of month-end Net Assets. Prior to October 1, 2014, the Partnership paid the General Partner a monthly administrative fee equal to 1/24 of 1% (0.5% per year) of month-end Net Assets. Month-end Net Assets, for the purpose of calculating administrative fees, are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s ongoing selling agent fees, management fees, incentive fee accruals, the administrative fee and any redemptions or distributions as of the end of such month. The Partnership will also pay the General Partner an incentive fee payable annually equal to 5% of the Partnership’s overall New Trading Profits, as defined in the Limited Partnership Agreement, earned in each calendar year. For the years ended December 31, 2014, 2013 and 2012, there were no incentive fees earned by the General Partner.

b.	Management Agreement:

The General Partner, on behalf of the Partnership, entered into management agreements (each, a “Management Agreement”) with the Advisors, each of which is a registered commodity trading advisor. The Advisors are not affiliated with one another, are not affiliated with the General Partner, MS&Co. or CGM and are not responsible for the organization or operation of the Partnership. Blackwater receives a monthly management fee equal to 0.75% per year of month-end net assets allocated to Blackwater. Prior to December 1, 2013, Blackwater received a monthly management fee equal to 1.25% per year. SECOR receives a monthly management fee equal to 2.0% per year of month-end net assets allocated to SECOR. Cambridge receives a monthly management fee equal to 1.5% per year of month-end net assets allocated to Cambridge. Willowbridge receives a monthly management fee equal to 1.5% per year of month-end net assets allocated to Willowbridge. Perella receives a monthly management fee equal to 1.5% per year of month-end net assets allocated to Perella. Centurion receives a monthly management fee equal to 1.25% per year of month-end net

Emerging CTA Portfolio L.P.

Notes to Financial Statements

December 31, 2014

assets allocated to Centurion. Prior to its termination on July 31, 2014, Principle Capital Management LLC (“Principle”) received a monthly management fee equal to 1.5% per year of month-end net assets allocated to Principle. Prior to its termination on October 31, 2014, 300 North Capital LLC (“300 North Capital”) received a monthly management fee equal to 1.5% per year of month-end net assets allocated to 300 North Capital. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fees, incentive fee accruals, the administrative fee, ongoing selling agent fee and any redemptions or distributions as of the end of such month. Each Management Agreement may be terminated upon notice by either party.

In addition, the Partnership is obligated to pay each Advisor an incentive fee, payable quarterly, equal to 20% for Blackwater, Centurion, Perella, SECOR and Willowbridge, and equal to 15% for Cambridge, of the New Trading Profits, as defined in each Management Agreement, earned by each Advisor for the Partnership during each calendar quarter. Prior to its termination on July 31, 2014, Principle was eligible to receive an incentive fee, payable quarterly, equal to 17.5% of the New Trading Profits, as defined in its Management Agreement with the General Partner, earned by Principle for the Partnership during each calendar quarter. Prior to its termination on October 31, 2014, 300 North Capital was eligible to receive an incentive fee, payable quarterly, equal to 17.5% of the New Trading Profits, as defined in its Management Agreement with the General Partner, earned by 300 North Capital for the Partnership during each calendar quarter. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not receive an incentive fee until the Advisor recovers the net loss incurred and earns additional trading profits for the Partnership.

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

Prior to and during part of the third quarter of 2013, the Partnership was party to a Customer Agreement with CGM (the “CGM Customer Agreement”). During the third quarter of 2013, the Partnership entered into a Customer Agreement with MS&Co. (the “MS&Co. Customer Agreement”) and during the fourth quarter of 2013, the Partnership entered into a Selling Agent Agreement with Morgan Stanley Wealth Management (the “Selling Agreement”). The Partnership has terminated the CGM Customer Agreement.

Under the CGM Customer Agreement, the Partnership paid CGM a monthly brokerage fee equal to 7/24 of 1% (3.5% per year) of month-end Net Assets, in lieu of brokerage fees on a per trade basis. Month-end Net Assets, for the purpose of calculating brokerage fees were Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s brokerage fees, incentive fee accruals, the monthly management fees, the administrative fee and other expenses and any redemptions or distributions as of the end of such month. The Partnership paid for exchange, service, clearing, user, give-up, floor brokerage and National Futures Association (“NFA”) fees (collectively the “CGM clearing fees”) directly and through its investment in the Funds. CGM clearing fees were allocated to the Partnership based on its proportionate share of each Fund. During the term of the CGM Customer Agreement, all of the Partnership’s assets that were not held in the Funds’ accounts at CGM were deposited in the Partnership’s account at CGM. The Partnership’s cash was

Emerging CTA Portfolio L.P.

Notes to Financial Statements

December 31, 2014

deposited by CGM in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. CGM paid the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account at a 30-day U.S. Treasury bill rate determined weekly by CGM based on the average non-competitive yield on 3-month U.S. Treasury bills maturing 30 days from the date on which such weekly rate is determined.

Under the MS&Co. Customer Agreement and the foreign exchange brokerage account agreement (described in Note 4, “Trading Activities”), the Partnership pays trading fees for the clearing and, where applicable, execution of transactions, as well as exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively the “MS&Co. clearing fees” and together with the CGM clearing fees, the “clearing fees”) directly and through its investment in the Funds. MS&Co. clearing fees are allocated to the Partnership based on its proportionate share of each Fund. Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. All of the Partnership’s assets not held in the Funds’ accounts at MS&Co. are deposited in the Partnership’s account at MS&Co. The Partnership’s cash is deposited by MS&Co. in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2014 and 2013, the amount of cash held for margin requirements was $0 and $4,901,267, respectively. MS&Co. has agreed to pay the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account at the rate equal to the monthly average of the 4-Week U.S. Treasury bill discount rate. The Customer Agreement may generally be terminated upon notice by either party.

Under the Selling Agreement with Morgan Stanley Wealth Management, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee. Prior to April 1, 2014, this monthly ongoing selling agent fee was equal to (i) 7/24 of 1% (3.5% per year) of month-end Net Assets for Class A Redeemable Units, (ii) 5/48 of 1% (1.25% per year) of month-end Net Assets for Class D Redeemable Units and (iii) 1/24 of 1% (0.50% per year) of month-end Net Assets for Class Z Redeemable Units. Effective April 1, 2014, the monthly ongoing selling agent fee was reduced to 5/24 of 1% (2.5% per year) for Class A Redeemable Units. Effective October 1, 2014, the monthly ongoing selling agent fee was (i) reduced to 4/24 of 1% (2.0% per year) for Class A Redeemable Units, (ii) reduced to 3/48 of 1% (0.75% per year) for Class D Redeemable Units and (iii) eliminated for Class Z Redeemable Units. Morgan Stanley Wealth Management pays a portion of its ongoing selling agent fees to properly licensed or exempted financial advisors who have sold Redeemable Units. Month-end Net Assets, for the purpose of calculating ongoing selling agent fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s ongoing selling agent fees, incentive fee accruals, the monthly management fees, the administrative fee and other expenses and any redemptions or distributions as of the end of such month.

Certain prior year amounts have been reclassified to conform to current year presentation. Amounts reported separately on the Statements of Income and Expenses as ongoing selling agent fees and clearing fees were previously combined and presented as brokerage fees.

4.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

December 31, 2014

During the second quarter of 2013, Cambridge Master Fund L.P (“Cambridge Master”) entered into a foreign exchange brokerage account agreement with MS&Co. and commenced foreign exchange trading through an account at MS&Co. on or about May 1, 2013. During the third quarter of 2013, CMF Willowbridge Master Fund L.P. (“Willowbridge Master”), Cambridge Master and Principle Master Fund L.P. (“Principle Master”) entered into a futures brokerage account agreement with MS&Co. Willowbridge Master, Cambridge Master and Principle Master commenced futures trading through accounts at MS&Co. on or about July 29, 2013, September 1, 2013 and September 27, 2013, respectively. SECOR Master Fund L.P (“SECOR Master”) continues to be a party to a futures brokerage account agreement with MS&Co. During the fourth quarter of 2013, 300 North Capital Master Fund L.P. (“300 North Master”) and Blackwater Master Fund L.P. (“Blackwater Master”) entered into a futures brokerage account agreement with MS&Co. and commenced trading through accounts at MS&Co. on or about October 2, 2013 and October 3, 2013, respectively. During the third quarter of 2014, PGM Master Fund L.P. (“PGM Master”) entered into a futures brokerage account agreement and a foreign exchange brokerage account agreement with MS&Co. and commenced trading through accounts at MS&Co. on or about September 1, 2014. The assets allocated to Centurion for trading are invested directly pursuant to Centurion’s Short Term Systematic Strategy Program.

The MS&Co. Customer Agreement with the Partnership and the Funds gives, and the CGM Customer Agreement with the Partnership and the Customer Agreements between the Funds and CGM each gave, the Partnership and the Funds, respectively, the legal right to net unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition. The Partnership and the Funds net, for financial reporting purposes, the unrealized gains and losses on open futures and open forward contracts on the Statements of Financial Condition as the criteria under Accounting Standards Codification 210-20, “Balance Sheet,” have been met.

All of the commodity interests owned directly by the Partnership are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the years ended December 31, 2014 and 2013 were 441 and 1,687, respectively. The monthly average number of metals forward contracts traded directly by the Partnership during the years ended December 31, 2014 and 2013 were 0 and 9, respectively. The monthly average number of option contracts traded directly by the Partnership during the years ended December 31, 2014 and 2013 were 1,240 and 13, respectively. The monthly average notional values of currency forward contracts held directly by the Partnership during the years ended December 31, 2014 and 2013 were $59,919,192 and $451, respectively.

Brokerage fees previously paid to CGM were calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and were affected by trading performance, subscriptions and redemptions. Trading and transaction fees are based on the number of trades executed by the Advisors and the Partnership’s percentage ownership of each respective Fund.

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

Emerging CTA Portfolio L.P.

Notes to Financial Statements

December 31, 2014

There were no direct investments as of December 31, 2014. The following table summarizes the valuation of the Partnership’s investments as of December 31, 2013.

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts not Offset in the Statements of Financial Condition
December 31, 2013				Financial Instruments	Cash Collateral	Net Amount
Assets
Futures	$1,432,133	$(797,904)	$634,229	$—	$—	$634,229
Options purchased	1,278,375	—	1,278,375	(322,350)	—	956,025

Total Assets	2,710,508	(797,904)	1,912,604	(322,350)	—	1,590,254

Liabilities
Futures	$(797,904)	$797,904	$—	$—	$—	$—
Options premium received	(322,350)	—	(322,350)	322,350	—	—

Total Liabilities	(1,120,254)	797,904	(322,350)	322,350	—	—

Net fair value						$1,590,254

Emerging CTA Portfolio L.P.

Notes to Financial Statements

December 31, 2014

The following table indicates the gross fair values of derivative instruments of futures, forwards and option contracts held directly by the Partnership as separate assets and liabilities as of December 31, 2013.

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

Emerging CTA Portfolio L.P.

Notes to Financial Statements

December 31, 2014

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the years ended December 31, 2014, 2013 and 2012.

Sector	2014		2013		2012
Currencies	$274,097		$2,165,089		$1,296,458
Energy	(1,826,652)		225,138		258,861
Grains	180,065		289,656		2,119,855
Indices	(843,355)		(2,209,907)		(21,282)
Interest Rates U.S.	333,522		(356,180)		2,220,827
Interest Rates Non-U.S.	(695,562)		(1,367,665)		213,705
Livestock	(53,734)		(35,540)		(9,440)
Metals	182,099		(282,838)		413,651
Softs	(39,847)		135,019		(199,635)

Total	$(2,489,367	)****	$(1,437,228	)****	$6,293,000	****

****	This amount is included in “Total trading results” on the Statements of Income and Expenses.

5.	Investment in Funds:

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

On November 1, 2010, the assets allocated to Blackwater for trading were invested in Blackwater Master, a limited partnership organized under the partnership laws of the State of Delaware. The Partnership invested in Blackwater Master with cash equal to $15,674,694. Blackwater Master permits accounts managed by Blackwater using the Blackwater Global Program, a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of Blackwater Master. Individual and pooled accounts currently managed by Blackwater, including the Partnership, are permitted to be limited partners of Blackwater Master. The General Partner and Blackwater believe that trading through this structure should promote efficiency and economy in the trading process.

On January 1, 2011, the assets allocated to J E Moody & Company LLC (“J E Moody”) for trading were invested in JEM Master Fund L.P. (“JEM Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased 19,624.4798 units of JEM Master

Emerging CTA Portfolio L.P.

Notes to Financial Statements

December 31, 2014

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

On September 1, 2012, the assets allocated to Cambridge for trading were invested in Cambridge Master, a limited partnership organized under the partnership laws of the State of Delaware. The Partnership invested in Cambridge Master with cash equal to $3,000,000. Cambridge Master permits accounts managed by Cambridge using the Asian Markets Alpha Programme and the Emerging Markets Alpha Programme, each a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of Cambridge Master. Individual and pooled accounts currently managed by Cambridge, including the Partnership, are permitted to be limited partners of Cambridge Master. The General Partner and Cambridge believe that trading through this structure should promote efficiency and economy in the trading process. The General Partner and Cambridge agreed that Cambridge will trade the Partnership’s assets allocated to Cambridge at a level that is up to 1.5 times the amount of assets allocated. The amount of leverage may be increased or decreased in the future. However, in no event will the amount of leverage be greater than 2 times the amount of assets allocated.

Effective January 1, 2013, the assets traded directly by Willowbridge using its wPraxis Futures Trading Approach, were invested in Willowbridge Master, a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 14,103.3175 units of Willowbridge Master with cash equal to $29,484,306. Willowbridge Master permits accounts managed by Willowbridge using the wPraxis Futures Trading Approach, a proprietary, discretionary trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Willowbridge Master. Individual and pooled accounts currently managed by Willowbridge, including the Partnership, are permitted to be limited partners of Willowbridge Master. The General Partner and Willowbridge believe that trading through this structure should promote efficiency and economy in the trading process. The General Partner and Willowbridge agreed that Willowbridge will trade the Partnership’s assets allocated to Willowbridge at a level that is up to 3 times the amount of assets allocated. Effective February 28, 2013, Willowbridge ceased trading the Partnership’s assets using its MStrategy Trading Approach.

On March 1, 2013, the assets allocated to Principle for trading were invested in Principle Master, a limited partnership organized under the partnership laws of the State of Delaware. The Partnership invested in Principle Master with cash equal to $6,503,661. The Partnership fully redeemed its investment in Principle Master on July 31, 2014 for cash equal to $12,165,827.

On March 1, 2013, the assets allocated to 300 North Capital for trading were invested in 300 North Master, a limited partnership organized under the partnership laws of the State of Delaware. The Partnership invested in 300 North Master with cash equal to $10,000,000. The Partnership fully redeemed its investment in 300 North Master on October 31, 2014 for cash equal to $12,374,970.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

December 31, 2014

On August 1, 2013, the assets allocated to SECOR for trading were invested in SECOR Master, a limited partnership organized under the partnership laws of the State of Delaware. The Partnership invested in SECOR Master with cash equal to $10,000,000. SECOR Master permits accounts managed by SECOR using a variation of the program traded by SECOR Alpha Master Fund L.P., a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of SECOR Master. Individual and pooled accounts currently managed by SECOR, including the Partnership, are permitted to be limited partners of SECOR Master. The General Partner and SECOR believe that trading through this structure should promote efficiency and economy in the trading process. The General Partner and SECOR agreed that SECOR will trade the Partnership’s assets allocated to SECOR at a level that is up to 1.5 times the amount of assets allocated.

On September 1, 2014, the assets allocated to Perella for trading were invested in PGM Master, a limited partnership organized under the partnership laws of the State of Delaware. The Partnership invested in PGM Master with cash equal to $10,500,000. PGM Master permits accounts managed by Perella using a selected variation of the program traded by PWP Global Macro Master Fund L.P., a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of PGM Master. Individual and pooled accounts currently managed by Perella are permitted to be limited partners of PGM Master. The General Partner and Perella believe that trading through this structure should promote efficiency and economy in the trading process. For the PGM Master account, Perella will generally target a 15% annualized volatility over the long-term.

The General Partner is not aware of any material changes to any of the trading programs discussed above during the year ended December 31, 2014.

Blackwater Master’s, SECOR Master’s, Cambridge Master’s, Willowbridge Master’s and PGM Master’s (collectively, the “Funds”) and the Partnership’s trading of futures, forward, swap and option contracts, as applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. During the year ended December 31, 2014, the Funds and the Partnership engaged in such trading through commodity brokerage accounts maintained with MS&Co. During prior periods included in this report, the Funds also engaged in such trading through commodity brokerage accounts maintained with CGM. References herein to “Funds” may also include as relevant, reference to Waypoint Master, JEM Master, Cirrus Master, Altis Master, PGR Master, FL Master, Principle Master and 300 North Master.

A limited partner in the Funds may withdraw all or part of their capital contribution and undistributed profits, if any, from the Funds as of the end of any month (the “Redemption Date”) after a request has been made to the General Partner at least three business days in advance of the Redemption Date. Such withdrawals are classified as a liability when the limited partner elects to redeem and informs the Funds.

Management, administrative and incentive fees are charged at the Partnership level. All clearing fees are borne by the Partnership directly and indirectly through its investment in the Funds. Professional fees and other expenses are borne by the Funds and allocated to the Partnership, and also charged directly at the Partnership level. All other fees are charged at the Partnership level.

At December 31, 2014, the Partnership had approximately 16.0% of Blackwater Master, 3.9% of Willowbridge Master, 100% of SECOR Master, 68.5% of Cambridge Master and 100% of PGM Master. At December 31, 2013, the Partnership had approximately 38.8% of Blackwater Master, 15.2% of Willowbridge Master, 58.2% of PGR Master (prior to its redemption on December 31, 2013), 69.9% of Cambridge Master, 100% of 300 North Master, 100% of Principle Master and 100% of SECOR Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same and the redemption rights are not affected.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

December 31, 2014

Summarized information reflecting the total assets, liabilities and capital of the Funds is shown in the following tables:

	December 31, 2014
	Total Assets	Total Liabilities	Total Capital
Blackwater Master	$24,973,305	$43,208	$24,930,097
SECOR Master	29,645,057	40,459	29,604,598
Cambridge Master	39,046,641	48,456	38,998,185
Willowbridge Master	332,179,217	16,638,854	315,540,363
PGM Master	20,831,040	39,214	20,791,826

	December 31, 2013
	Total Assets	Total Liabilities	Total Capital
Blackwater Master	$63,936,601	$610,828	$63,325,773
PGR Master	25,764,457	15,005,082	10,759,375
SECOR Master	15,463,167	80,075	15,383,092
Cambridge Master	37,549,964	28,580	37,521,384
Willowbridge Master	95,699,725	7,316,065	88,383,660
300 North Master	24,407,958	34,469	24,373,489
Principle Master	18,952,159	353,341	18,598,818

Summarized information reflecting the net investment income (loss) from trading, total trading results and net income (loss) of the Funds is shown in the following tables:

	For the year ended December 31, 2014
	Net Investment Income (loss)	Total Trading Results	Net Income (loss)
Blackwater Master	$(72,105)	$(545,462)	$(617,567)
SECOR Master	(577,318)	8,025,301	7,447,983
Cambridge Master	(154,743)	9,610,031	9,455,288
Willowbridge Master	(688,357)	46,239,150	45,550,793
300 North Master	(164,457)	(6,518,120)	(6,682,577)
Principle Master	(184,996)	(3,248,158)	(3,433,154)
PGM Master	(110,539)	2,568,225	2,457,686

	For the year ended December 31, 2013
	Net Investment Income (Loss)	Total Trading Results	Net Income (loss)
Waypoint Master	$(123,834)	$(1,241,056)	$(1,364,890)
Blackwater Master	(89,483)	886,883	797,400
PGR Master	(134,731)	8,544,764	8,410,033
JEM Master	(1,212,224)	5,953,699	4,741,475
SECOR Master	(172,021)	(165,770)	(337,791)
Cirrus Master	(172,349)	(2,058,250)	(2,230,599)
Cambridge Master	(66,302)	3,166,855	3,100,553
Willowbridge Master	(515,632)	9,268,963	8,753,331
300 North Master	(143,328)	1,856,169	1,712,841
Principle Master	(219,269)	(334,867)	(554,136)

Emerging CTA Portfolio L.P.

Notes to Financial Statements

December 31, 2014

Summarized information reflecting the Partnership’s investments in, and the operations of, the Funds is shown in the following tables:

	% of Partnership’s Net Assets		Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
Funds		Fair Value		Clearing Fees	Other
For the year ended December 31, 2014
Blackwater Master	3.47%	$3,980,034	$(511,367)	$29,823	$26,911	$(568,101)	Commodity Portfolio	Monthly
SECOR Master	25.83%	29,604,763	8,028,963	482,950	98,030	7,447,983	Commodity Portfolio	Monthly
Cambridge Master	23.30%	26,708,570	6,837,308	79,783	81,601	6,675,924	Commodity Portfolio	Monthly
Willowbridge Master	10.76%	12,341,418	2,642,271	62,215	13,551	2,566,505	Commodity Portfolio	Monthly
300 North Master(a)	—%	—	(6,514,690)	64,451	103,436	(6,682,577)	Commodity Portfolio	Monthly
Principle Master(b)	—%	—	(3,245,900)	85,947	101,307	(3,433,154)	Commodity Portfolio	Monthly
PGM Master	18.14%	20,791,945	2,568,841	43,655	67,500	2,457,686	Commodity Portfolio	Monthly

Total		$93,426,730	$9,805,426	$848,824	$492,336	$8,464,266

			Income (Loss)			Net Income (Loss)	Investment Objective	Redemptions Permitted
	% of Partnership’s Net Assets	Fair Value		Expenses
Funds				Clearing Fees	Other
For the year ended December 31, 2013
Waypoint Master(c)	—%	$—	$(480,093)	$17,119	$36,261	$(533,473)	Commodity Portfolio	Monthly
Blackwater Master	15.14%	24,550,063	373,442	68,196	33,910	271,336	Commodity Portfolio	Monthly
PGR Master(d)	—%	—	5,973,573	59,864	53,082	5,860,627	Commodity Portfolio	Monthly
JEM Master(e)	—%	—	3,124,020	614,630	32,845	2,476,545	Commodity Portfolio	Monthly
SECOR Master	9.49%	15,383,266	(163,791)	105,001	68,999	(337,791)	Commodity Portfolio	Monthly
Cirrus Master(f)	—%	—	(1,948,940)	56,226	96,747	(2,101,913)	Energy Markets	Monthly
Cambridge Master	16.17%	26,222,525	2,023,163	17,263	58,345	1,947,555	Commodity Portfolio	Monthly
Willowbridge Master	8.86%	14,357,559	3,247,960	99,208	20,576	3,128,176	Commodity Portfolio	Monthly
300 North Master	15.04%	24,373,736	1,860,648	77,806	70,000	1,712,842	Commodity Portfolio	Monthly
Principle Master	11.47%	18,599,026	(330,947)	161,089	62,100	(554,136)	Commodity Portfolio	Monthly

Total		$123,486,175	$13,679,035	$1,276,402	$532,865	$11,869,768

(a)	From January 1, 2014 through October 31, 2014, the date the Partnership fully redeemed its interest in 300 North Master.

(b)	From January 1, 2014 through July 31, 2014, the date the Partnership fully redeemed its interest in Principle Master.

(c)	From January 1, 2013 through November 30, 2013, the date the Partnership fully redeemed its interest in Waypoint Master.

(d)	From January 1, 2013 through December 31, 2013, the date the Partnership fully redeemed its interest in PGR Master.

(e)	From January 1, 2013 through October 31, 2013, the date the Partnership fully redeemed its interest in JEM Master.

(f)	From January 1, 2013 through August 31, 2013, the date the Partnership fully redeemed its interest in Cirrus Master.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

December 31, 2014

6.	Subscriptions, Distributions and Redemptions:

Subscriptions are accepted monthly from investors that become Limited Partners on the first day of the month after their subscription is processed. Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. A Limited Partner may require the Partnership to redeem its Redeemable Units at their net asset value as of the end of each month on three business days’ notice to the General Partner. There is no fee charged to Limited Partners in connection with redemptions.

7.	Financial Highlights:

Changes in the net asset value per unit for Class A for the years ended December 31, 2014, 2013 and 2012 were as follows:

	2014	2013	2012
Net realized and unrealized gains (losses)[1]	$68.51	$33.08	$(50.50)
Interest income	0.23	0.48	0.85
Expenses[2]	(64.84)	(42.97)	(40.38)

Increase (decrease) for the year	3.90	(9.41)	(90.03)
Net asset value per unit, beginning of year	1,350.40	1,359.81	1,449.84

Net asset value per unit, end of year	$1,354.30	$1,350.40	$1,359.81

[1]

Includes ongoing selling agent fees and clearing fees. Net realized and unrealized gains (losses) excluding ongoing selling agent fees and clearing fees for the years ended December 31, 2014, 2013 and 2012 were $112.59, $92.50 and $8.40, respectively.

[2]

Excludes ongoing selling agent fees and clearing fees. Total expenses including ongoing selling agent fees and clearing fees for the years ended December 31, 2014, 2013 and 2012 were $(108.92), $(102.39) and $(99.28), respectively.

	2014	2013	2012
Ratios to average net assets:
Net investment income (loss)	(8.5)%	(6.8)%	(7.2)%
Incentive fees	2.1%	0.8%	0.7%

Net investment income (loss) before incentive fees[3]	(6.4)%	(6.0)%	(6.5)%

Operating expense	6.4%	6.9%	6.6%
Incentive fees	2.1%	0.8%	0.7%

Total expenses	8.5%	7.7%	7.3%

Total return:
Total return before incentive fees	2.4%	0.1%	(5.5)%
Incentive fees	(2.1)%	(0.8)%	(0.7)%

Total return after incentive fees	0.3%	(0.7)%	(6.2)%

[3]	Interest income less total expenses.

The above ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

December 31, 2014

8.	Financial Instrument Risks:

In the normal course of business, the Partnership and the Funds are parties to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or OTC. Exchange-traded instruments include futures and certain standardized forward, swap and option contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot be accurately predicted. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 38.4% to 73.5% of the Partnership’s/Funds’ contracts are traded OTC.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds had credit risk and concentration risk during the reporting period and prior periods, as MS&Co. and/or CGM or their affiliates were the sole counterparties or brokers with respect to the Partnership’s/Funds’ assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co. and/or CGM, the Partnership’s/Funds’ counterparty is an exchange or clearing organization. The Partnership/Funds continue to be subject to such risks with respect to MS&Co.

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

The General Partner monitors and attempts to control the Partnership’s/Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly,

Emerging CTA Portfolio L.P.

Notes to Financial Statements

December 31, 2014

believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Funds may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, forward and option contracts by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Partnership’s/Funds’ business, these instruments may not be held to maturity.

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2014 and 2013 are summarized below:

	For the period from October 1, 2014 to December 31, 2014	For the period from July 1, 2014 to September 30, 2014	For the period from April 1, 2014 to June 30, 2014	For the period from January 1, 2014 to March 31, 2014
Net realized and unrealized trading gains (losses) net of ongoing selling agent and clearing fees including interest income	$10,833,613	$2,581,981	$2,926,385	$(13,648,938)
Net income (loss)	$ 7,932,365	$ 995,316	$2,041,589	$(14,507,196)
Increase (decrease) in net asset value per unit for Class A	$ 91.42	$ 13.86	$ 19.10	$ (120.48)

	For the period from October 1, 2013 to December 31, 2013	For the period from July 1, 2013 to September 30, 2013	For the period from April 1, 2013 to June 30, 2013	For the period from January 1, 2013 to March 31, 2013
Net realized and unrealized trading gains (losses) net of ongoing selling agent/brokerage fees and clearing fees including interest income	$ 6,371,381	$(12,350,584)	$7,564,907	$2,798,649
Net income (loss)	$ 5,423,202	$(13,665,986)	$5,581,472	$1,338,961
Increase (decrease) in net asset value per unit for Class A	$ 42.90	$ (103.64)	$ 41.55	$ 9.78

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2014 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B. Other Information. None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Partnership has no directors or executive officers and its affairs are managed by its General Partner. Investment decisions are made by the Trading Advisors.

The directors and executive officers of the General Partner are Patrick T. Egan (President and Chairman of the Board of Directors of the General Partner), Steven Ross (Chief Financial Officer), Alper Daglioglu (Director), Jeremy Beal (Director), Colbert Narcisse (Director), Harry Handler (Director), Kevin Klingert (Director), M. Paul Martin (Director), Frank Smith (Director) and Feta Zabeli (Director). Each director holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) MSSBH, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.

Directors of the General Partner are responsible for overall corporate governance of the General Partner and meet periodically to consider strategic decisions regarding the General Partner’s activities. Under CFTC rules, each Director of the General Partner is deemed to be a principal of the General Partner and, as a result, is listed as such with the NFA. Patrick T. Egan, Feta Zabeli, Kevin Klingert and Steven Ross serve on the General Partner’s Investment Committee and are the trading principals responsible for allocation decisions.

Patrick T. Egan, age 45, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of NFA, and since August 2013, Mr. Egan has been registered as a swap associated person of the General Partner. Since October 2014, Mr. Egan has served as President and Chairman of the Board of Directors of the General Partner, and since January 2015, Mr. Egan has been employed by the General Partner. From September 2013 to May 2014, Mr. Egan served as a Vice President of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. From September 2013 to May 2014, Mr. Egan was registered as an associated person and listed as a principal of each such entity. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Mr. Egan was responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities. From June 2009 to December 2014, Mr. Egan was employed by Morgan Stanley Wealth Management, a financial services firm, where his responsibilities have included serving as Executive Director and as Co-Chief Investment Officer for Morgan Stanley Managed Futures from June 2009 through June 2011, as Chief Risk Officer for Morgan Stanley Managed Futures from June 2011 through October 2014, and as Head of Morgan Stanley Managed Futures since October 2014. From November 2010 to October 2014, Mr. Egan was registered as an associated person of Morgan Stanley Wealth Management. From April 2007 through June 2009, Mr. Egan was employed by MS&Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through November 2010, Mr. Egan was registered as an associated person of MS&Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

Steven Ross, age 43, has been Chief Financial Officer and a principal of the General Partner since July 2014. Mr. Ross has been employed by Morgan Stanley Investment Management, a financial services firm, since September 2005, where his responsibilities include serving as an Assistant Treasurer of Morgan Stanley with respect to certain investment vehicles publicly offered by Morgan Stanley. Mr. Ross is also an Executive Director of the Morgan Stanley Fund Administration Group where he is responsible for finance and accounting matters for certain private funds offered by Morgan Stanley. Before joining Morgan Stanley Investment Management, Mr. Ross was employed by JPMorgan Investor Services Co., a financial services firm, from December 1997 through September 2005, where his responsibilities included serving as a Vice President responsible for the accounting of certain funds sponsored by JP Morgan Chase & Co. and other large fund families serviced by JPMorgan Investor Services Co. From April 1997 to December 1997, Mr. Ross was employed by Investors Bank & Trust, a financial services firm, where his responsibilities included performing mutual fund accounting for financial services firms. Mr. Ross began his career at Putnam Investments LLC, a financial services firm, where he was responsible for providing broker services for certain funds sponsored by Putnam Investments LLC from August 1996 to April 1997. Mr. Ross received a B.S. in Accounting from Rhode Island College in May 1995.

Alper Daglioglu, age 38, has been a Director, and listed as a principal, of the General Partner since December 2010. He served as President of the General Partner from August 2013 through September 2014. Since October 2013, Mr. Daglioglu has also been registered as an associated person of the General Partner, and is an associate member of NFA. Since November 2013, Mr. Daglioglu has been registered as a swap associated person of the General Partner. Since May 2014, Mr. Daglioglu has been listed as a principal and registered as an associated person of each of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. Mr. Daglioglu was appointed Deputy Chief Investment Officer for the Alternative Investments Group at Morgan Stanley Smith Barney LLC, a financial services firm, in August 2013. Since December 2010, Mr. Daglioglu has been employed by Morgan Stanley Smith Barney LLC where his responsibilities include serving as Managing Director as well as Chief Investment Officer for Morgan Stanley Smith Barney Managed Futures and serving on the Alternative Investments Product Review Committee of Morgan Stanley Smith Barney LLC’s Alternative Investments Group. Mr. Daglioglu has been registered as an associated person of Morgan Stanley Smith Barney LLC since October 2013. From June 2009 through December 2010, Mr. Daglioglu was employed by Morgan Stanley Smith Barney LLC, where his responsibilities included serving as a Senior Analyst in the Product Origination Group. From December 2003 through June 2009, Mr. Daglioglu was employed by Morgan Stanley, a financial services firm, where his responsibilities included serving as a Senior Analyst in the Product Origination Group, and serving as the lead investment analyst for Global Macro and Managed Futures strategies within Morgan Stanley Graystone Research Group from February 2007 through June 2009. Mr. Daglioglu earned his Bachelor of Science degree in Industrial Engineering in June 2000 from Galatasaray University and his Master of Business Administration degree in Finance in May 2003 from the University of Massachusetts-Amherst’s Isenberg School of Management. Mr. Daglioglu was awarded a full merit scholarship and research assistantship at the Center for International Securities and Derivatives Markets during his graduate studies. In this capacity, he worked with various major financial institutions in performance monitoring, asset allocation and statistical analysis projects and specialized on alternative approaches to risk assessment for hedge funds and managed futures. Mr. Daglioglu wrote and published numerous research papers on alternative investments. Mr. Daglioglu is a Chartered Alternative Investment Analyst charter holder.

Jeremy Beal, age 40, has been a Director and listed as a principal of the General Partner since August 2013. From August 2013 through September 2014, Mr. Beal served as Chairman of the Board of Directors of the General Partner. Since May 2013, Mr. Beal has been employed by Morgan Stanley, a financial services firm, where his responsibilities include serving as the Head of Product Strategy and Development, Global Alternative Investments. Mr. Beal has been a Vice President and Director since June 2013, and listed as a principal since July 2013, of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities. Mr. Beal has also been a Vice President and Director since June 2013, and listed as a principal since August 2013, of Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. Since January 2013, each of Morgan Stanley GWM Feeder Strategies LLC and Morgan Stanley HedgePremier GP LLC has been registered as a commodity pool operator with the CFTC. Mr. Beal is responsible for general management and oversight with respect to such entities. Mr. Beal has also been employed by Morgan Stanley Smith Barney Private Management LLC, Morgan Stanley Smith Barney Private Management II LLC, and Morgan Stanley Smith Barney Venture Services LLC, each an investment management company, since June 2013, where his responsibilities include acting as Vice President and Director. In October 2012, Mr. Beal was appointed Chief Operating Officer of JE Moody & Company LLC, a hedge fund and commodity trading advisor, although he did not exercise all authorities associated with the role prior to his departure in May 2013. Prior to joining JE Moody & Company LLC, Mr. Beal was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities included serving as Chief Operating Officer, Global Alternative Investments from July 2009 through September 2012, and acting as Head of Product Development and Management, Alternative Investments for Morgan Stanley from May 2007 through July 2009. From March 2002 through May 2007, Mr. Beal was employed by Morgan Stanley, where his responsibilities included acting as Head of Product Development, Managed Futures for Morgan Stanley from May 2005 through May 2007, and acting as Senior Associate, Managed Futures from March 2002 through May 2005. Mr. Beal earned his Bachelor of Science degree in Business Administration in May 1997 from Pacific University and his Juris Doctor and Master of Business Administration degree in May 2001 from Willamette University.

Colbert Narcisse, age 49, has been a Director of the General Partner since December 2011 and listed as a principal of the General Partner since February 2012. Since December 2012, Mr. Narcisse has been a Director on the Board of Directors and listed as a principal of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Since February 2011, Mr. Narcisse has been a Managing Director at Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities have included serving as Head of the Alternative Investment Group, Head of the Corporate Equity Solutions Group, and Chief Operating Officer of the Investment Strategy and Client Solutions Division. From July 2009 until February 2011, Mr. Narcisse served as Chief Executive Officer of Gold Bullion International, a business services company that enables retail investors to acquire, manage and store physical precious metals through their financial advisor. From March 2009 until July 2009, Mr. Narcisse took personal leave. From August 1990 until March 2009, Mr. Narcisse was employed by Merrill Lynch & Co., Inc., a financial services firm, where his responsibilities included serving as Chief Operating Officer of Americas Investment Banking, Chief Operating Officer of the Global Wealth Management Division, and as an investment banker in both the Financial Institutions and Public Finance Groups. From July 1987 until August 1990, Mr. Narcisse was employed by the Federal Reserve Bank of New York, where his responsibilities included serving as a Bank Examiner. Additionally, Mr. Narcisse serves on the Board of

Harlem RBI, as the Vice Chair of Finance for the Montclair Cooperative School Board of Trustees, as an Audit Committee Member of the New York City Housing Authority, and as a Member of the Executive Leadership Council. Mr. Narcisse received his Bachelor of Science degree in Finance in June 1987 from New York University. He received his Master of Business Administration degree in July 1992 from Harvard Business School.

Harry Handler, age 56, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Handler has been registered as an associated person and listed as a principal of the General Partner, and is an associate member of NFA. Mr. Handler was listed as a principal of Demeter from May 2005, and was registered as an associated person of Demeter from April 2006, until Demeter’s combination with the General Partner in December 2010. Mr. Handler was registered as an associated person of Morgan Stanley DW Inc., a financial services firm, from February 1984 until on or about April 2007, when, because of the merger of Morgan Stanley DW Inc. into MS&Co., he became registered as an associated person of MS&Co. due to the transfer of his original registration as an associated person of Morgan Stanley DW Inc. Mr. Handler withdrew as an associated person of MS&Co. in June 2009. Mr. Handler has been registered as an associated person of Morgan Stanley Smith Barney LLC since June 2009 and listed as a branch office manager since February 2013. Mr. Handler serves as an Executive Director at Morgan Stanley Smith Barney LLC in the Global Wealth Management Group. Mr. Handler works in the Capital Markets Division and is responsible for Electronic Equity and Securities Lending. Additionally, Mr. Handler serves as Chairman of the Global Wealth Management Group’s Best Execution Committee. In his prior position, Mr. Handler was a Systems Director in Information Technology, in charge of Equity and Fixed Income Trading Systems along with the Special Products, such as Unit Trusts, Managed Futures, and Annuities. Prior to his transfer to the Information Technology Area, Mr. Handler managed the Foreign Currency and Precious Metals Trading Desk of Dean Witter, a financial services firm and predecessor company to Morgan Stanley, from July 1982 until January 1984. He also held various positions in the Futures Division where he helped to build the Precious Metals Trading Operation at Dean Witter. Before joining Dean Witter, Mr. Handler worked at Mocatta Metals, a precious metals trading firm and futures broker that was sold to Standard Charted Bank in the 1980’s, as an Assistant to the Chairman from March 1980 until June 1982. His roles at Mocatta Metals included positions on the Futures Order Entry Desk and the Commodities Exchange Trading Floor. Additional work included building a computerized Futures Trading System and writing a history of the company. Mr. Handler graduated on the Dean’s List from the University of Wisconsin-Madison with a Bachelor of Arts degree in History and Political Science.

Kevin Klingert, age 51, has been a Director of the General Partner since October 2014. Mr. Klingert has also served as Managing Director of Morgan Stanley Investment Management, a financial services firm, since December 2007, where his responsibilities include serving as head of the Morgan Stanley Investment Management Liquidity business since July 2010 and as Chief Operating Officer of Morgan Stanley Investment Management’s Traditional Asset Management business, including Long-Only, Alternative Investment Partners, and Global Liquidity, since February 2013. Mr. Klingert has been listed as a principal of Morgan Stanley Investment Management since May 2013. Mr. Klingert has been listed as a principal of the General Partner since October 2014. From June 2008 through July 2010, Mr. Klingert served as the Vice President of the U.S. registered mutual fund family managed by Morgan Stanley Investment Management, where his responsibilities included handling certain administrative matters related to the funds. From April 2008 until July 2010, Mr. Klingert served as the Global Head, Chief Operating Officer and Acting Chief Investment Officer of the Fixed Income Group of Morgan Stanley Investment Management. From December 2007 through July 2010, Mr. Klingert served as the Head of Global Liquidity Portfolio Management and Co-Head of Liquidity Credit Research of Morgan Stanley Investment Management. Mr. Klingert was listed as a principal of Morgan Stanley Hedge Fund Partners Cayman Ltd., a commodity pool operator, from September 2009 to September 2011, where his responsibilities included, along with the company’s other directors, making all management decisions on behalf of the company. From February 2007 until November 2007, Mr. Klingert was on sabbatical. Prior to joining Morgan Stanley Investment Management, Mr. Klingert was Managing Director on the Management Committee and head of Municipal Portfolio Management and Liquidity at BlackRock, Inc., a financial services firm, from October 1991 through January 2007. From March 1985 until October 1991, Mr. Klingert was an Assistant Vice President Municipal Portfolio Manager at Merrill Lynch & Co., Inc., an investment bank. Mr. Klingert received a B.S. in Business Administration from SUNY Oswego in May 1984 and an M.B.A. in Finance from New York University in February 1990.

M. Paul Martin, age 55, has been a Director of the General Partner since October 2014. Mr. Martin has also served as Managing Director – Global Operations of Morgan Stanley Investment Management, a financial services firm, since June 2006, where his responsibilities include managing all elements of in-sourced and out-sourced global operations, and serving as a senior member of Morgan Stanley Investment Management’s Management, Risk Management, & New Products Committees. Mr. Martin has been listed as a principal of the General Partner since October 2014. Mr. Martin previously served as the Managing Director and Chief Operating Officer of Morgan Stanley Fund Services, a financial services firm, where his responsibilities included launching the Hedge Fund Administration business and being responsible for operations, fund accounting and administration, technology and compliance, from May 2004 through May 2006. Previously, Mr. Martin served as Managing Director – Institutional Investment Operations of Morgan Stanley Investment Management from January 1995 until April 2004, where his responsibilities included trading room support, portfolio administration, service provider management, and derivatives processing and control. From April 1994 through January 1995, Mr. Martin served as Senior Vice President and Head of Custody Operations for Fidelity Investments, a financial services firm. From October 1989 through April 1994, Mr. Martin served as Executive Director and Head of Global Operations for Morgan Stanley Trust Company, a financial services firm. Mr. Martin also served as Vice President – Information Technology for MS&Co., a financial services firm, from June 1984 through October 1989, where his responsibilities included acting as Senior Developer and Programming Manager – Prime Brokerage and Securities Clearance Systems, and as Part-time Manager – IT Training Program. From February 1984 through May 1984, Mr. Martin served as a Senior Analyst in the Financial Control Group of Shearson Lehman Brothers, Inc., a financial services firm. From October 1980 through January 1984, Mr. Martin served as a Senior Consultant – Management Information Consulting Division at Arthur Andersen & Co., an accounting firm, where his responsibilities included programming and programming supervisory roles at large governmental agencies. Mr. Martin received a B.S. in Business Administration - Finance from Georgetown University in May 1980 and an M.B.A. in Finance from New York University in June 1993.

Frank Smith, age 48, has been a Director of the General Partner since October 2014. Mr. Smith has also served as an Executive Director of Morgan Stanley Investment Management, a financial services firm, since August 2000, where his responsibilities include serving as Treasurer and Chief Financial Officer of Morgan Stanley Funds as well as Executive Director of U.S. Fund Administration. Mr. Smith has been listed as a principal of the General Partner since October 2014. Mr. Smith previously served as a senior manager of the audit group at PricewaterhouseCoopers, an accounting firm, from December 1997 to August 2000. Mr. Smith was responsible for managing the audits of multiple clients while at PricewaterhouseCoopers LLP. Prior to PricewaterhouseCoopers, Mr. Smith was a Fund Administration manager at BlackRock, Inc., a mutual fund complex, from July 1996 to December 1997. At BlackRock he oversaw multiple vendors who performed accounting services for the funds. From December 1994 to July 1996, Mr. Smith served as an audit manager at Coopers & Lybrand, an accounting firm, where he was responsible for managing multiple client audits. After college, Mr. Smith began his career at McGladrey & Pullen, LLP, certified public accountants, where he served as an audit manager from June 1987 to December 1994. At McGladrey & Pullen, he was responsible for managing multiple client audits. Mr. Smith received a B.S. in Accounting from St. John’s University in May 1987.

Feta Zabeli, age 54, has been a Director of the General Partner since October 2014. Mr. Zabeli is also Global Head of Risk for Morgan Stanley Investment Management’s Traditional Asset Management business where he is responsible for investment risk of all equity, fixed income, money market, multi-asset class and alternatives portfolios. He is also responsible for counterparty and quantitative model risk for the traditional asset management business. He joined Morgan Stanley in January 2012. Mr. Zabeli was appointed to the Board of Directors of MSIM Inc., an affiliate of the General Partner, effective January 30, 2015. Mr. Zabeli has been listed as a principal of the General Partner since October 2014. Mr. Zabeli was on garden leave in December 2011. From February 2006 to November 2011, Mr. Zabeli was Senior Vice President, and most recently Global Co-Head of Risk, for AllianceBernstein L.P., a global investment firm, with various risk management assignments in Hong Kong, Tokyo, London and New York. From August 2006 to April 2009, Mr. Zabeli was based in Hong Kong for AllianceBernstein as the Director of Risk Management for Asia Pacific. From April 2009 to July 2011, he was based in Tokyo for AllianceBernstein as both Director of Risk Management for Asia Pacific and Head of Risk Management for Japan. From July 2011 to November 2011, he was based in London for AllianceBernstein as Global Head of Operational & Credit/Counterparty Risk. In these roles at AllianceBernstein he was responsible for the full range of risk management functions including investment, operational and credit/counterparty risk. Prior to his Risk Management roles at Morgan Stanley and AllianceBernstein, Mr. Zabeli held positions as a managing director at Citigroup Asset Management, the asset management division of Citigroup, an international financial services company, from April 1998 to January 2006, where he worked as a quantitative research analyst and portfolio manager, and director at BARRA Inc., a global provider of risk analytic tools to investment institutions, from September 1993 to March 1998, where he developed risk models and applications. Mr. Zabeli received a B.S. in Aerospace Engineering from Rensselaer Polytechnic Institute in May 1982, an M.S. in Electrical Engineering from the University of Southern California in May 1988 and an M.B.A. from the University of California at Los Angeles in August 1992.

The Partnership has not adopted a code of ethics that applies to executive officers because it has no executive officers. In addition, the Partnership has not adopted any procedures by which investors may recommend nominees to the Partnership’s board of directors and has not established an audit committee because it has no board of directors.

Item 11. Executive Compensation.

The Partnership has no directors or officers. Its affairs are managed by the General Partner. As compensation for its services, the Partnership pays the General Partner administrative fees, as described under “Item 1. Business.” During the year ended December 31, 2014, the General Partner earned $801,411 in administrative fees. Morgan Stanley Wealth Management, an affiliate of the General Partner, is the selling agent for the Partnership and receives an ongoing selling agent fee for such services, as described under “Item 1. Business.” For the year ended December 31, 2014, Morgan Stanley Wealth Management earned $3,515,582 in ongoing selling agent fees from the Partnership. MS&Co., an affiliate of the General Partner, is the commodity broker for the Partnership/Funds and receives trading fees for such services, as described under “Item 1. Business.” For the year ended December 31, 2014, MS&Co. received $1,112,410 in trading fees from the Partnership. As compensation for their services, the Partnership pays the Advisors management and incentive fees as described under “Item 1. Business.” For the year ended December 31, 2014, the Advisors earned $1,855,333 in management fees and $2,640,529 in incentive fees. An Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners. As of February 28, 2015, the Partnership knows of no person who beneficially owns more than 5% of the Redeemable Units outstanding.

(b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner.

The following table indicates securities owned by the General Partner as of December 31, 2014:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
General Partner unit equivalents	General Partner	942.3886	1.1%

(c) Changes in control. None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

(a)  Transactions with related persons. None.

(b)  Review, approval or ratification of transactions with related persons. Not applicable.

(c)  Promoters and certain control persons. MS&Co., CGM, Morgan Stanley Wealth Management, and the General Partner could be considered promoters for purposes of item 404(c) of Regulation S-K. The nature and the amounts of compensation each promoter received or will receive, if any, from the Partnership are set forth under “Item 1. Business,” “Item 8. Financial Statements and Supplementary Data.” and “Item 11. Executive Compensation.”

Item 14. Principal Accountant Fees and Services.

(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Deloitte & Touche LLP (“Deloitte”) for the years ended December 31, 2014 and 2013 for the audits of the Partnership’s annual financial statements, reviews of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2014	$233,500
2013	$379,900

(2) Audit-Related Fees. None.

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

2014	$33,532
2013	$33,232

(4) All Other Fees. None.

(5) Not Applicable.

(6) Not Applicable.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1)	Financial Statements:

Statements of Financial Condition at December 31, 2014 and 2013.

Condensed Schedules of Investments at December 31, 2014 and 2013.

Statements of Income and Expenses for the years ended December 31, 2014, 2013 and 2012.

Statements of Changes in Partners’ Capital for the years ended December 31, 2014, 2013 and 2012.

Notes to Financial Statements.

(2)	Exhibits:

3.1(a)	Certificate of Limited Partnership dated June 30, 2003 (filed as Exhibit 3.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(b)	Certificate of Amendment of the Certificate of Limited Partnership dated September 21, 2005 (filed as Exhibit 3.1(a) to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(c)	Certificate of Amendment of the Certificate of Limited Partnership dated September 19, 2008 (filed as Exhibit 3.1(c) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(d)	Certificate of Amendment of the Certificate of Limited Partnership dated September 28, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(e)	Certificate of Amendment of the Certificate of Limited Partnership dated June 30, 2010 (filed as Exhibit 3.1(e) to the Current Report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

(f)	Certificate of Amendment of the Certificate of Limited Partnership dated September 2, 2011 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on September 7, 2011 and incorporated herein by reference).

(g)	Certificate of Amendment of the Certificate of Limited Partnership dated August 7, 2013 (filed as Exhibit 3.1(g) to the Quarterly Report on Form 10-Q filed on August 14, 2013 and incorporated herein by reference).

3.2	Fourth Amended and Restated Limited Partnership Agreement (filed as Exhibit 3.2 to the Annual Report on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.1	Management Agreement among the Partnership, the General Partner and Waypoint Capital Management LLC (filed as Exhibit 10.4 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

10.2	Customer Agreement among the Partnership, the General Partner and CGM (filed as Exhibit 10.9 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

10.3	Management Agreement among the Partnership, the General Partner and Altis Partners (Jersey) Limited (filed as Exhibit 10.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

10.4	Form of Subscription Agreement (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on November 14, 2012 and incorporated herein by reference).

10.5(a)	Alternative Investment Selling Agent Agreement among the Partnership, the General Partner and Morgan Stanley Wealth Management effective October 1, 2013 (filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

(b)	Letter Amendment to the Alternative Investment Selling Agent Agreement among the Partnership, the General Partner and Morgan Stanley Wealth Management, effective April 1, 2014 (filed as Exhibit 10.4(b) to the Quarterly Report on Form 10-Q filed on May 14, 2014 and incorporated herein by reference).

(c)	Letter from the General Partner amending the Alternative Investment Selling Agent Agreement among the Partnership, the General Partner and Morgan Stanley Wealth Management, dated as of August 8, 2014 and effective October 1, 2014 (filed as Exhibit 10.4(c) to the Quarterly Report on Form 10-Q filed on August 13, 2014 and incorporated herein by reference).

10.6	Management Agreement among the Partnership, the General Partner and PGR Capital LLP (filed as Exhibit 10.12 to the Quarterly Report on Form 10-Q filed on August 15, 2011 and incorporated herein by reference).

10.7(a)	Management Agreement among the Partnership, the General Partner and Blackwater Capital Management, LLC (filed as Exhibit 10.13 to the Current Report on Form 8-K filed on November 4, 2010 and incorporated herein by reference).

(b)	Amendment to the Management Agreement among the Partnership, the General Partner and Blackwater Capital Management, LLC (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on December 5, 2013 and incorporated herein by reference).

(c)	Letter from the General Partner to Blackwater Capital Management, LLC extending the Management Agreement from June 30, 2014 to June 30, 2015 (filed herewith).

10.8	Management Agreement among the Partnership, the General Partner and J E Moody & Company LLC (filed as Exhibit 10.14 to the Current Report on Form 8-K filed on January 3, 2011 and incorporated herein by reference).

10.9	Management Agreement among the Partnership, the General Partner and Cirrus Capital Management LLC (filed as Exhibit 10.15 to the Current Report on Form 8-K filed on January 3, 2011 and incorporated herein by reference).

10.10(a)	Management Agreement among the Partnership, the General Partner and Willowbridge Associates Inc. (filed as Exhibit 10.9(a) to the Quarterly Report on Form 10-Q filed on November 13, 2014 and incorporated herein by reference).

(b)	Amendment to the Management Agreement among the Partnership, the General Partner and Willowbridge Associates Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 7, 2013 and incorporated herein by reference).

(c)	Letter from the General Partner to Willowbridge Associates Inc. extending the Management Agreement from June 30, 2014 to June 30, 2015 (filed herewith).

10.11

Management Agreement among the Partnership, the General Partner and Flintlock Capital Asset Management, LLC (filed as Exhibit 10.16 to the Current Report on Form 8-K filed on December 1, 2010 and incorporated herein by reference).

10.12(a)	Management Agreement among the Partnership, the General Partner and The Cambridge Strategy (Asset Management) Limited (filed as Exhibit 10.14 to the Quarterly Report on Form 10-Q filed on November 14, 2012 and incorporated herein by reference).

(b)	Letter from the General Partner to The Cambridge Strategy (Asset Management) Limited extending the Management Agreement from June 30, 2014 to June 30, 2015 (filed herewith).

10.13(a)	Management Agreement among the Partnership, the General Partner and Bleecker Street Capital, LLC (filed as Exhibit 10.15 to the Quarterly Report on Form 10-Q filed on November 14, 2012 and incorporated herein by reference).

(b)	Letter from the General Partner to Bleecker Street Capital, LLC extending the Management Agreement from June 1, 2014 to June 30, 2015 (filed herewith).

10.14(a)	Management Agreement among the Partnership, the General Partner and SECOR Capital Advisors, LP (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 7, 2013 and incorporated herein by reference).

(b)	Letter from the General Partner to SECOR Capital Advisors, LP extending the Management Agreement from June 30, 2014 to June 30, 2015 (filed herewith).

10.15	Commodity Futures Customer Agreement between the Partnership and MS&Co., effective August 21, 2013 (filed as Exhibit 10.17 to the Quarterly Report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

10.16(a)	Management Agreement among the Partnership, the General Partner and Principle Capital Management LLC (filed as Exhibit 10.18 to the Quarterly Report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

(b)	Letter from the General Partner to Principle Capital Management LLC extending the Management Agreement from June 30, 2014 to June 30, 2015 (filed herewith).

10.17(a)	Management Agreement among the Partnership, the General Partner and 300 North Capital LLC (filed as Exhibit 10.19 to the Quarterly Report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

(b)	Letter from the General Partner to 300 North Capital LLC extending the Management Agreement from June 30, 2014 to June 30, 2015 (filed herewith).

10.18	Management Agreement among the Partnership, the General Partner and Centurion Investment Management, LLC (filed as Exhibit 10.18 to the Quarterly Report on Form 10-Q filed on November 13, 2014 and incorporated herein by reference).

10.19	Management Agreement among the Partnership, the General Partner and Perella Weinberg Partners Capital Management LP (filed as Exhibit 10.19 to the Quarterly Report on Form 10-Q filed on November 13, 2014 and incorporated herein by reference).

10.20(a)	Escrow Agreement among the General Partner, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.14(a) to the Annual Report on Form 10-K filed on March 27, 2013 and incorporated herein by reference.)

(b)	Amendment No. 5 to Escrow Agreement among The Bank of New York, the General Partner and Morgan Stanley Smith Barney LLC (filed as Exhibit 10.14(b) to the Annual Report on Form 10-K filed on March 27, 2013 and incorporated herein by reference.)

99.1 — Financial Statements of Blackwater Master Fund L.P.

99.2 — Financial Statements of CMF Willowbridge Master Fund L.P.

99.3 — Financial Statements of SECOR Master Fund L.P.

99.4 — Financial Statements of Cambridge Master Fund L.P

99.5 — Financial Statements of PGM Master Fund L.P.

99.6 — Financial Statements of 300 North Capital Master Fund L.P.

99.7 — Financial Statements of Principle Master Fund L.P.

The exhibits required to be filed by Item 601 of regulation S-K are incorporated herein by reference.

31.1 — Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director).

31.2 — Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer).

32.1 — Section 1350 Certification (Certification of President and Director).

32.2 — Section 1350 Certification (Certification of Chief Financial Officer).

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
President & Director
Date: March 30, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Patrick T. Egan	/s/ Colbert Narcisse	/s/ Jeremy Beal
Patrick T. Egan	Colbert Narcisse	Jeremy Beal
President and Director	Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 30, 2015	Date: March 30, 2015	Date: March 30, 2015

/s/ Steven Ross	/s/ Harry Handler	/s/ M. Paul Martin
Steven Ross	Harry Handler	M. Paul Martin
Chief Financial Officer (Principal Accounting Officer)	Director Ceres Managed Futures LLC	Director Ceres Managed Futures LLC
Ceres Managed Futures LLC	Date: March 30, 2015	Date: March 30, 2015
Date: March 30, 2015

/s/ Kevin Klingert	/s/ Alper Daglioglu	/s/ Frank Smith
Kevin Klingert	Alper Daglioglu	Frank Smith
Director	Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC	Ceres Managed Futures
Date: March 30, 2015	Date: March 30, 2015	Date: March 30, 2015

/s/ Feta Zabeli
Feta Zabeli
Director Ceres Managed Futures
Date: March 30, 2015

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

Annual Report to Limited Partners

No proxy material has been sent to Limited Partners.