Form 10-Q
period 2015-03-31
EMERGING CTA PORTFOLIO LP
filed 2015-05-13
CIK 1269190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Yes -  No X

As of April 30, 2015, 78,847.1312 Limited Partnership Class A Redeemable Units were outstanding.

EMERGING CTA PORTFOLIO L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Emerging CTA Portfolio L.P.

Statements of Financial Condition

	(Unaudited) March 31, 2015	December 31, 2014

Assets:
Investment in Funds(1), at fair value	$90,018,739	$93,426,730
Equity in trading account:
Cash	25,216,068	25,786,501
Cash margin	1,417,178	—

Total trading equity	116,651,985	119,213,231
Interest receivable	177	152

Total assets	$116,652,162	$119,213,383

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$6,861	$—
Options premium received, at fair value (premium $211,410 and $0 at March 31, 2015 and December 31, 2014, respectively)	306,697	—
Accrued expenses:
Ongoing selling agent fees	193,898	198,685
Management fees	147,574	151,108
Administrative fees	96,857	99,297
Incentive fees	752,252	2,102,114
General Partner incentive fees	33,177	—
Clearing fees due to MS&Co.	—	2,151
Other	109,267	54,096
Redemptions payable to General Partner	75,907	—
Redemptions payable to Limited Partners	2,930,874	1,977,940

Total liabilities	4,653,364	4,585,391

Partners’ Capital:
General Partner, 887.3866 and 942.3886 Class A Redeemable Units outstanding at March 31, 2015 and December 31, 2014, respectively	1,224,658	1,276,279
Limited Partners, 80,266.8682 and 83,697.5332 Class A Redeemable Units outstanding at March 31, 2015 and December 31, 2014, respectively	110,774,140	113,351,713

Total partners’ capital	111,998,798	114,627,992

Total liabilities and partners’ capital	$116,652,162	$119,213,383

Net asset value per unit, Class A	$1,380.07	$1,354.30

(1)	Defined in Note 1.

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.

Condensed Schedule of Investments

March 31, 2015

(Unaudited)

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	3	$(123)	(0.00	)*%
Grains	6	878	0.00	*
Indices	9	13	0.00	*
Interest Rates Non-U.S.	1	(301)	(0.00	)*
Softs	1	(332)	(0.00	)*

Total futures contracts purchased		135	0.00	*

Futures Contracts Sold
Currencies	24	(8,536)	(0.01)
Grains	8	2,593	0.00	*
Indices	14	2,678	0.00	*
Interest Rates Non-U.S.	15	(1,762)	(0.00	)*
Interest Rates U.S.	3	(1,969)	(0.00	)*

Total futures contracts sold		(6,996)	(0.01)

Net unrealized depreciation on open futures contracts		(6,861)	(0.01)

Options Premium Received
Put
Energy	202	(306,697)	(0.27)

Total options premium received		(306,697)	(0.27)

Investment in Funds
Blackwater Master Fund L.P.		2,279,877	2.03
SECOR Master Fund L.P.		26,833,657	23.96
Cambridge Master Fund L.P.		26,280,989	23.46
CMF Willowbridge Master Fund L.P.		13,065,547	11.67
PGM Master Fund L.P.		21,558,669	19.25

Total Investment in Funds		90,018,739	80.37

Net fair value		$89,705,181	80.09%

*	Due to rounding

Emerging CTA Portfolio L.P.

Condensed Schedule of Investments

December 31, 2014

	Fair Value	% of Partners’ Capital
Investment in Funds
Blackwater Master Fund L.P.	$3,980,034	3.47%
SECOR Master Fund L.P.	29,604,763	25.83
Cambridge Master Fund L.P.	26,708,570	23.30
CMF Willowbridge Master Fund L.P.	12,341,418	10.76
PGM Master Fund L.P.	20,791,945	18.14

Total Investment in Funds	93,426,730	81.50

Net fair value	$93,426,730	81.50%

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended March 31,
	2015	2014

Investment Income:
Interest income	$583	$2,017
Interest income allocated from Funds	1,924	10,017

Total investment income	2,507	12,034

Expenses:
Clearing fees related to direct investments	52,347	54,672
Expenses allocated from Funds	215,443	323,398
Ongoing selling agent fees	583,574	1,330,076
Management fees	442,575	509,775
Administrative fees	291,623	189,866
Incentive fees	752,253	(12,209)
General Partner incentive fees	33,177	—
Other	160,628	65,447

Total expenses	2,531,620	2,461,025

Net investment income (loss)	(2,529,113)	(2,448,991)

Trading Results:
Net realized gains (losses) on closed contracts	(638,735)	(2,524,070)
Net realized gains (losses) on closed contracts allocated from Funds	8,295,818	(4,446,921)
Change in net unrealized gains (losses) on open contracts	(102,148)	368,402
Change in net unrealized gains (losses) on open contracts allocated from Funds	(2,854,600)	(5,455,616)

Total trading results	4,700,335	(12,058,205)

Net income (loss)	2,171,222	(14,507,196)
Subscriptions — Limited Partners	1,520,000	3,540,007
Redemptions — General Partner	(75,907)	—
Redemptions — Limited Partners	(6,244,509)	(13,856,617)

Net increase (decrease) in Partners’ Capital	(2,629,194)	(24,823,806)
Partners’ Capital, beginning of period	114,627,992	162,121,688

Partners’ Capital, end of period	$111,998,798	$137,297,882

Net asset value per unit, Class A (81,154.2548 and 111, 631.7508 units outstanding at March 31, 2015 and 2014, respectively)	$1,380.07	$1,229.92

Net income (loss) per unit, Class A*	$25.77	$(120.48)

Weighted average Class A units outstanding	84,079.2131	120,227.5181

*	Represents the change in net asset value per unit during the period.

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

1. Organization:

Emerging CTA Portfolio L.P. (the “Partnership”) is a limited partnership that was organized on July 7, 2003 under the partnership laws of the State of New York. The objective of the Partnership is to achieve capital appreciation through the allocation of assets to early-stage commodity trading advisors or established advisors employing early-stage strategies, which engage, directly and indirectly, in speculative trading of a diversified portfolio of commodity interests, including futures, option on futures, forward, option on forward, spot and swap contracts, cash commodities and any other rights or interest pertaining thereto. The Partnership may also enter into swap and other derivative transactions with the approval of the General Partner (defined below). The sectors traded include currencies, livestock, lumber, energy, grains, metals, indices, softs and U.S. and non-U.S. interest rates. The Partnership directly and through its investment in the Funds (defined below) may trade futures, forward and option contracts of any kind. The Partnership may also engage in swap transactions and other derivative transactions directly and through its investments in the Funds with the approval of the General Partner. The commodity interests that are traded by the Partnership and the Funds are volatile and involve a high degree of market risk. The General Partner may also determine to invest up to all of the Partnership’s assets in United States Treasury bills.

Between December 1, 2003 (commencement of the offering period) and August 5, 2004, 20,872 units of partnership interest (“Redeemable Units”) were sold at $1,000 per Redeemable Unit. The proceeds of the initial offering were held in an escrow account until August 6, 2004, at which time they were remitted to the Partnership for trading. The Partnership privately and continuously offers Redeemable Units in the Partnership to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

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

As of September 1, 2011, the Partnership began offering three classes of limited partnership interests: Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units; each of which will be referred to as a “Class” and collectively referred to as the “Classes.” All Redeemable Units issued prior to September 1, 2011 were deemed “Class A Redeemable Units.” The rights, liabilities, risks, and fees associated with investment in the Class A Redeemable Units were not changed. Class A Redeemable Units and Class D Redeemable Units are available to taxable U.S. individuals and institutions, as well as U.S. tax exempt individuals and institutions. Class Z Redeemable Units are offered to certain employees of Morgan Stanley and its subsidiaries (and their family members). The Class of Redeemable Units that a limited partner of the Partnership (each a “Limited Partner”) receives upon subscription will generally depend upon the amount invested in the Partnership or the status of the Limited Partner, although the General Partner may determine to offer a particular Class of Redeemable Units to investors at its discretion. As of March 31, 2015, there were no Redeemable Units outstanding in Class D or Class Z.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

As of March 31, 2015, all trading decisions were made for the Partnership by its trading advisors (the “Advisors”) either directly, through individually managed accounts, or indirectly, through investments in other collective investment vehicles. As of March 31, 2015, Blackwater Capital Management, LLC (“Blackwater”), The Cambridge Strategy (Asset Management) Limited (“Cambridge”), Centurion Investment Management, LLC (“Centurion”), Perella Weinberg Partners Capital Management LP (“Perella”), SECOR Capital Advisors, LP (“SECOR”) and Willowbridge Associates Inc. (“Willowbridge”) served as the Partnership’s major commodity trading advisors. In addition, the General Partner has allocated the Partnership’s assets to additional non-major trading advisors (i.e. commodity trading advisors intended to be allocated less than 10% of the Partnership’s assets). Information about advisors allocated less than 10% of the Partnership’s assets may not be disclosed. The General Partner may allocate less than 10% of the Partnership’s assets to a new trading advisor or another trading program of a current Advisor. The Advisors are not affiliated with one another, are not affiliated with the General Partner or Morgan Stanley & Co. LLC (“MS&Co.”), and are not responsible for the organization or operation of the Partnership. References herein to the “Advisors” may also include, as relevant, reference to 300 North Capital LLC (“300 North Capital”) and Principle Capital Management LLC (“Principle”).

During the three months ended March 31, 2015, the Partnerhip’s/Funds’ commodity broker was MS&Co., a registered futures commission merchant.

The assets allocated to Centurion for trading are invested directly pursuant to Centurion’s Short Term Systematic Strategy Program.

Cambridge Master Fund, L.P. (“Cambridge Master”), CMF Willowbridge Master Fund L.P. (“Willowbridge Master”), PGM Master Fund L.P. (“PGM Master”), SECOR Master Fund L.P (“SECOR Master”) and Blackwater Master Fund L.P. (“Blackwater Master”) (together with Cambridge Master, Willowbridge Master, PGM Master and SECOR Master, the “Funds”) have entered into a futures account agreement with MS&Co. and commenced trading through accounts at MS&Co. Principle Master Fund L.P. (“Principle Master”) and 300 North Master Fund L.P. (“300 North Master”) also entered into a futures brokerage agreement with MS&Co. Cambridge Master and PGM Master have also entered into a foreign exchange prime brokerage agreement with MS&Co. References to “Funds” included in this report may include, as relevant, Principle Master and 300 North Master. The Partnership has also entered into a futures brokerage account agreement with MS&Co. The Partnership, directly and through its investment in the Funds, pays MS&Co. trading fees for the clearing and, where applicable, execution of transactions.

The Partnership has entered into a selling agreement with Morgan Stanley Wealth Management. Pursuant to the selling agreement, Morgan Stanley Wealth Management receives a selling agent fee equal to (i) 2.0% per year of adjusted month-end net assets for Class A Redeemable Units and (ii) 0.75% per year of adjusted month-end net assets for Class D Redeemable Units. The selling agent fee received by Morgan Stanley Wealth Management is shared with the properly registered/exempted financial advisers of Morgan Stanley Wealth Management who sell Redeemable Units in the Partnership.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

March 31, 2015

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

2. Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at March 31, 2015 and December 31, 2014, and the results of its operations and changes in partners’ capital for the three months ended March 31, 2015 and 2014. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2014. The December 31, 2014 information has been derived from the audited financial statements as of and for the year ended December 31, 2014.

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

Certain prior period amounts have been reclassified to conform to current period presentation. Amounts reported as expenses allocated from Funds were previously reported separately as part of clearing fees and as part of other expenses. Amounts reported as clearing fees related to direct investments were previously reported as part of clearing fees.

The General Partner and each Limited Partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no Limited Partner is liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions or redemptions and losses, if any.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Partnership’s Investments in the Funds: The Partnership’s investments in the Funds are stated at fair value, which are based on (1) the Partnership’s net contribution to each Fund and (2) its allocated share of the undistributed profits and losses, including realized gains/losses and the change in net unrealized gains/losses, of each Fund. The valuation of the Funds’ investments, including the classification within the fair value hierarchy of the investments held by the Funds, are described in Note 5.

Partnership’s/Funds’ Investments: Fair value of exchange-traded futures, options and forward contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as inputs the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

All commodity interests of the Partnership/Funds (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in the trading account on the Partnership’s/Funds’ Statements of Financial Condition. Net realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported on the Partnership’s/Funds’ Statements of Income and Expenses and Changes in Partners’ Capital.

Investment Company Status: The Partnership has adopted Accounting Standards Update (“ASU”) 2013-08, “Financial Services — Investments Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements.” Based on the General Partner’s assessment, the Partnership has been deemed to be an investment company since inception.

Income Taxes: Income taxes have not been provided as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements and requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner has concluded that no provision for income tax is required in the Partnership’s financial statements.

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2011 through 2014 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

Net Income (loss) per unit: Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 3, “Financial Highlights.”

Recent Accounting Pronouncement: In May 2015, the Financial Accounting Standards Board issued ASU 2015-07, “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” which relates to disclosures for investments that calculate net asset value per share (potentially funds of fund structures). The ASU requires investments for which the practical expedient is used to measure fair value at Net Asset Value (“NAV”) be removed from the fair value hierarchy. Instead, an entity is required to include those investments as a reconciling line item so that the total fair value amount of investments in the disclosure is consistent with the amount on the balance sheet. Further, the ASU requires entities to provide the disclosures in Accounting Standards Codification (“ASC”) 820-10-50-6A only for investments for which they elect to use the NAV practical expedient to determine fair value. The standard is effective for public business entities for fiscal years beginning after December 15, 2015, early adoption is permitted. The General Partner is currently evaluating the impact that the new pronouncement would have on the Partnership’s financial statements.

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

3. Financial Highlights:

Financial highlights for the Limited Partner class as a whole for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015	2014
Net realized and unrealized gains (losses)	$55.84	$(100.11)
Interest Income	0.03	0.10
Expenses	(30.10)	(20.47)

Increase (decrease) for the period	25.77	(120.48)
Net asset value per unit, beginning of period	1,354.30	1,350.40

Net asset value per unit, end of period	$1,380.07	$1,229.92

Ongoing selling agent fees and clearing fees, which were previously included in net realized and unrealized gains (losses) per unit and excluded from expenses per unit, are now excluded from net realized and unrealized gains (losses) per unit and included in expenses per unit. This information was previously included as a footnote to the financial highlights table.

	Three Months Ended March 31,
	2015	2014
Ratios to average net assets:[1]
Net investment income (loss)	(6.2)%	(6.6)%

Operating expense	6.2%	6.7%
Incentive fees	0.7%	(0.0)%[2]

Total expenses	6.9%	6.7%

Total return:
Total return before incentive fees	2.6%	(8.9)%
Incentive fees	(0.7)%	0.0%[2]

Total return after incentive fees	1.9%	(8.9)%

[1]	Interest income less total expenses. Does not reflect the effects of incentive fees.
[2]	Due to rounding.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets of the Partnership and includes the income and expenses allocated from the Funds, as applicable.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

4. Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses and Changes in Partners’ Capital. The Partnership also invests its assets through a “master/feeder” structure. The Partnership’s pro-rata share of the results of the Fund’s trading activities are shown on the Statements of Income and Expenses and Changes in Partners’ Capital.

The customer agreement among the Partnership, each of the Funds and MS&Co. gives the Partnership and the Funds the legal right to net unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition. The Partnership and the Funds net, for financial reporting purposes, the unrealized gains and losses on open futures and on open forward contracts on the Statements of Financial Condition, as the criteria under ASC 210-20, “Balance Sheet,” have been met.

All of the commodity interests owned by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts held directly by the Partnership during the three months ended March 31, 2015 and 2014 were 94 and 830, respectively. The monthly average number of option contracts held directly by the Partnership during the three months ended March 31, 2015 and 2014 were 246 and 1,145, respectively.

Trading and transaction fees are based on the number of trades executed by the Advisors and the Partnership’s percentage ownership of each respective Fund.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of March 31, 2015. There were no direct investments as of December 31, 2014.

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition		Net Amount
March 31, 2015				Financial Instruments	Cash Collateral (Received)/Pledged*

Assets
Futures	$9,047	$(9,047)	$—	$—	$—	$—

Total Assets	$9,047	$(9,047)	$—	$—	$—	$—

Liabilities
Futures	$(15,908)	$9,047	$(6,861)	$—	$—	$(6,861)
Options premium received	(306,697)	—	(306,697)	—	—	(306,697)

Total Liabilities	$(322,605)	$9,047	$(313,558)	$—	$—	$(313,558)

Net fair value						$(313,558)*

*	In the event of default by the Partnership, MS&Co., the sole counterparty to the Partnership’s derivative contracts, has the right to offset the Partnership’s obligation with the cash held by the Partnership, thereby minimizing the counterparty’s risk of loss. There is no collateral posted by MS&Co. and as such, in the event of default by MS&Co., the Partnership is exposed to the amount shown on the Statements of Financial Condition.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

The following tables indicate the gross fair va lues of derivative instruments of futures, forward and option contracts held directly by the Partnership as separate assets and liabilities as of March 31, 2015. There were no direct investments as of December 31, 2014.

March 31, 2015
Assets
Futures Contracts
Grains	$3,562
Indices	5,485

Total unrealized appreciation on open futures contracts	9,047

Liabilities
Futures Contracts
Currencies	(8,536)
Energy	(123)
Grains	(91)
Indices	(2,794)
Interest Rates Non-U.S.	(2,063)
Interest Rates U.S.	(1,969)
Softs	(332)

Total unrealized depreciation on open futures contracts	(15,908)

Net unrealized depreciation on open futures contracts	$(6,861)*

Liabilities
Option Premium Received
Energy	$(306,697)

Total option premium received	$(306,697)**

*	This amount is included in “Net unrealized depreciation on open futures contracts” on the Partnership’s Statements of Financial Condition.
**	This amount is included in “Options premium received, at fair value” on the Partnership’s Statements of Financial Condition.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

The following tables indicate the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
Sector	2015		2014
Currencies	$(107,158)		$18,946
Energy	(677,936)		(1,563,339)
Grains	(26,935)		51,223
Indices	97,653		(406,411)
Interest Rates Non-U.S.	48,046		(395,168)
Interest Rates U.S.	21,947		76,408
Livestock	15,311		157,830
Metals	(95,667)		43,539
Softs	(16,144)		(138,696)

Total	$(740,883	)***	$(2,155,668	)***

***	This amount is included in “Total trading results” on the Partnership’s Statements of Income and Expenses and Changes in Partners’ Capital.

5. Fair Value Measurements:

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

Emerging CTA Portfolio L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

The Partnership and the Funds consider prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2). Investments in funds (other commodity pools) where there are no other rights or obligations inherent within the ownership interest (no liquidity restrictions) held by the Partnership are priced based on the end of the day net asset value (Level 2). The value of the Partnership’s investments in the Funds reflects its proportional interest in the Funds.

As of and for the periods ended March 31, 2015 and December 31, 2014, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models or investments in the Funds that are currently subject to liquidity restrictions that will not be lifted in the near term (Level 3). Transfers between levels are recognized at the end of the reporting period. During the three months ended March 31, 2015 and the twelve months ended December 31, 2014, there were no transfers of assets or liabilities between Level 1 and Level 2.

	March 31, 2015	Level 1	Level 2	Level 3
Assets
Investment in Funds	$90,018,739	$—	$90,018,739	$—
Futures	9,047	9,047	—	—

Total assets	$90,027,786	$9,047	$90,018,739	$—

Liabilities
Futures	$15,908	$15,908	$—	$—
Options premium received	306,697	306,697	—	—

Total liabilities	322,605	322,605	—	—

Net fair value	$89,705,181	$(313,558)	$90,018,739	$—

	December 31, 2014	Level 1	Level 2	Level 3
Assets
Investment in Funds	$93,426,730	$—	$93,426,730	$—

Net fair value	$93,426,730	$—	$93,426,730	$—

Emerging CTA Portfolio L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

6. Investment in Funds:

On November 1, 2010, the assets allocated to Blackwater for trading were invested in Blackwater Master, a limited partnership organized under the partnership laws of the State of Delaware. The Partnership invested in Blackwater Master with cash equal to $15,674,694. Blackwater Master permits accounts managed by Blackwater using the Blackwater Global Program, a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of Blackwater Master. Individual and pooled accounts currently managed by Blackwater, including the Partnership, are permitted to be limited partners of Blackwater Master. The General Partner and Blackwater believe that trading through this structure promotes efficiency and economy in the trading process.

On September 1, 2012, the assets allocated to Cambridge for trading were invested in Cambridge Master, a limited partnership organized under the partnership laws of the State of Delaware. The Partnership invested in Cambridge Master with cash equal to $3,000,000. Cambridge Master permits accounts managed by Cambridge using the Asian Markets Alpha Programme and the Emerging Markets Alpha Programme, each a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of Cambridge Master. Individual and pooled accounts currently managed by Cambridge, including the Partnership, are permitted to be limited partners of Cambridge Master. The General Partner and Cambridge believe that trading through this structure promotes efficiency and economy in the trading process. The General Partner and Cambridge agreed that Cambridge will trade the Partnership’s assets allocated to Cambridge at a level that is up to 1.5 times the amount of assets allocated. The amount of leverage may be increased or decreased in the future. However, in no event will the amount of leverage be greater than 2 times the amount of assets allocated.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

Effective January 1, 2013, the assets traded directly by Willowbridge using its wPraxis Futures Trading Approach were invested in Willowbridge Master, a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 14,103.3175 units of Willowbridge Master with cash equal to $29,484,306. Willowbridge Master permits accounts managed by Willowbridge using the wPraxis Futures Trading Approach, a proprietary, discretionary trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Willowbridge Master. Individual and pooled accounts currently managed by Willowbridge, including the Partnership, are permitted to be limited partners of Willowbridge Master. The General Partner and Willowbridge believe that trading through this structure promotes efficiency and economy in the trading process. The General Partner and Willowbridge agreed that Willowbridge will trade the Partnership’s assets allocated to Willowbridge at a level that is up to 3 times the amount of assets allocated.

On March 1, 2013, the assets allocated to Principle for trading were invested in Principle Master, a limited partnership organized under the partnership laws of the State of Delaware. The Partnership invested in Principle Master with cash equal to $6,503,661. Effective July 31, 2014, the Partnership fully redeemed its investment in Principle Master for cash equal to $12,165,827.

On March 1, 2013, the assets allocated to 300 North Capital for trading were invested in 300 North Master, a limited partnership organized under the partnership laws of the State of Delaware. The Partnership invested in 300 North Master with cash equal to $10,000,000. Effective November 1, 2014, the Partnership fully redeemed its investment in 300 North Master for cash equal to $12,374,970.

On August 1, 2013, the assets allocated to SECOR for trading were invested in SECOR Master, a limited partnership organized under the partnership laws of the State of Delaware. The Partnership invested in SECOR Master with cash equal to $10,000,000. SECOR Master permits accounts managed by SECOR using a variation of the program traded by SECOR Alpha Master Fund L.P., a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of SECOR Master. Individual and pooled accounts currently managed by SECOR are permitted to be limited partners of SECOR Master. The General Partner and SECOR believe that trading through this structure promotes efficiency and economy in the trading process. The General Partner and SECOR agreed that SECOR will trade the Partnership’s assets allocated to SECOR at a level that is up to 1.5 times the amount of assets allocated.

On September 1, 2014, the assets allocated to Perella for trading were invested in PGM Master, a limited partnership organized under the partnership laws of the State of Delaware. The Partnership invested in PGM Master with cash equal to $10,500,000. PGM Master permits accounts managed by Perella using a selected variation of the program traded by PWP Global Macro Master Fund L.P., a proprietary, systematic trading system, to invest together in one trading vehicle. The General Partner is also the general partner of PGM Master. Individual and pooled accounts currently managed by Perella are permitted to be limited partners of PGM Master. The General Partner and Perella believe that trading through this structure promotes efficiency and economy in the trading process.

The General Partner is not aware of any material changes to any of the trading programs discussed above during the fiscal quarter ended March 31, 2015.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

The Funds’ and the Partnership’s trading of futures, forward and option contracts, as applicable, on commodities was done and is done primarily on United States of America commodity exchanges and foreign commodity exchanges. The Funds engage in such trading through commodity brokerage accounts maintained with MS&Co.

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

Management, administrative and incentive fees are charged at the Partnership level. All trading, exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (“collectively the “clearing fees”) are borne by the Partnership directly or by the Funds and allocated to the Funds’ limited partners, including the Partnership. Other expenses are borne by the Funds and allocated to the Partnership, and also charged directly at the Partnership level. All other fees are charged at the Partnership level.

At March 31, 2015, the Partnership owned approximately 10.4% of Blackwater Master, 3.3% of Willowbridge Master, 58.6% of SECOR Master, 65.1% of Cambridge Master and 100% of PGM Master. At December 31, 2014, the Partnership owned approximately 16.0% of Blackwater Master, 3.9% of Willowbridge Master, 100% of SECOR Master, 68.5% of Cambridge Master and 100% of PGM Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same as they would be if the Partnership traded directly and the redemption rights are not affected.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

Summarized information reflecting the total assets, liabilities and partners’ capital of the Funds is shown in the following tables.

	March 31, 2015
	Total Assets	Total Liabilities	Total Partners’ Capital
Blackwater Master	$22,094,523	$85,598	$22,008,925
SECOR Master	46,171,168	351,252	45,819,916
Cambridge Master	40,423,057	63,431	40,359,626
Willowbridge Master	400,052,913	8,594,306	391,458,607
PGM Master	21,623,936	65,409	21,558,527

	December 31, 2014
	Total Assets	Total Liabilities	Total Partners’ Capital
Blackwater Master	$24,973,305	$43,208	$24,930,097
SECOR Master	29,645,057	40,459	29,604,598
Cambridge Master	39,046,641	48,456	38,998,185
Willowbridge Master	332,179,217	16,638,854	315,540,363
PGM Master	20,831,040	39,214	20,791,826

Summarized information reflecting the net investment income (loss) from trading, total trading results and net income (loss) of the Funds is shown in the following tables.

	For the three months ended March 31, 2015
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Blackwater Master	$(10,233)	$245,808	$235,575
SECOR Master	(120,408)	2,701,378	2,580,970
Cambridge Master	(17,606)	2,512,143	2,494,537
Willowbridge Master	(277,538)	11,233,268	10,955,730
PGM Master	(60,762)	1,522,748	1,461,986

	For the three months ended March 31, 2014
	Net Investment Income (loss)	Total Trading Results	Net Income (Loss)
Blackwater Master	$(23,138)	$(4,034,100)	$(4,057,238)
SECOR Master	(124,890)	(1,046,967)	(1,171,857)
Cambridge Master	(44,946)	156,075	111,129
Willowbridge Master	(109,462)	(2,209,110)	(2,318,572)
300 North Master	(50,917)	(4,637,178)	(4,688,095)
Principle Master	(52,486)	(2,355,910)	(2,408,396)

Emerging CTA Portfolio L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

Summarized information reflecting the Partnership’s investments in, and the Partnership’s pro rata share of the results of operations of, the Funds is shown in the following tables.

	March 31, 2015		For the three months ended March 31, 2015
	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
Funds				Clearing Fees	Other
Blackwater Master	2.03%	$2,279,877	$57,718	$1,288	$2,787	$53,643	Commodity Portfolio	Monthly
SECOR Master	23.96%	26,833,657	1,803,503	101,221	19,994	1,682,288	Commodity Portfolio	Monthly
Cambridge Master	23.46%	26,280,989	1,627,664	2,152	16,216	1,609,296	Commodity Portfolio	Monthly
Willowbridge Master	11.67%	13,065,547	431,049	9,355	1,208	420,486	Commodity Portfolio	Monthly
PGM Master	19.25%	21,558,669	1,523,208	33,313	27,909	1,461,986	Commodity Portfolio	Monthly

Total		$90,018,739	$5,443,142	$147,329	$68,114	$5,227,699

	December 31, 2014		For the three months ended March 31, 2014
	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
Funds				Clearing Fees	Other
Blackwater Master	3.47%	$3,980,034	$(1,566,269)	$13,105	$9,219	$(1,588,593)	Commodity Portfolio	Monthly
SECOR Master	25.83%	29,604,763	(1,045,606)	94,518	31,733	(1,171,857)	Commodity Portfolio	Monthly
Cambridge Master	23.30%	26,708,570	114,908	30,867	17,056	66,985	Commodity Portfolio	Monthly
Willowbridge Master	10.76%	12,341,418	(405,881)	16,724	3,357	(425,962)	Commodity Portfolio	Monthly
300 North Master (a)	—%	—	(4,635,268)	27,842	24,985	(4,688,095)	Commodity Portfolio	Monthly
Principle Master (b)	—%	—	(2,354,404)	34,963	19,029	(2,408,396)	Commodity Portfolio	Monthly
PGM Master	18.14%	20,791,945	—	—	—	—	Commodity Portfolio	Monthly

Total		$93,426,730	$(9,892,520)	$218,019	$105,379	$(10,215,918)

(a)	From January 1, 2014 through October 31, 2014, the date the Partnership fully redeemed its interest in 300 North Master.

(b)	From January 1, 2014 through July 31, 2014, the date the Partnership fully redeemed its interest in Principle Master.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

7. Financial Instrument Risks:

In the normal course of business, the Partnership and the Funds are parties to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 23.7% to 62.7% of the Partnership’s/Funds’ contracts are traded OTC.

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

March 31, 2015

(Unaudited)

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds had credit risk and concentration risk, as MS&Co. or its affiliate was the sole counterparty or broker with respect to the Partnership’s/Funds’ assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co., the Partnership’s/Funds’ counterparty is an exchange or clearing organization.

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

The General Partner monitors and attempts to control the Partnership’s/Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Funds may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, forward and option contracts by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these financial instruments mature within one year of the inception date. However, due to the nature of the Partnership’s/Funds’ business, these instruments may not be held to maturity.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

8. Subsequent Events

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

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its assets are its (i) investments in the Funds, (ii) equity in its trading account, consisting of cash and cash margin and (iii) interest receivable. The Funds’ only assets are their equity in trading accounts, consisting of cash and cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and options purchased, if applicable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments and investment in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2015.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by net realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2015, Partnership capital decreased 2.3% from $114,627,992 to $111,998,798. This decrease was attributable to redemptions of 4,535.3840 Class A Redeemable Units totaling $6,244,509 and 55.0020 General Partner Class A Redeemable Units totaling $75,907, which was partially offset by net income of $2,171,222, coupled with subscriptions for 1,104.7190 Class A Redeemable Units totaling $1,520,000. Future redemptions can impact the amount of funds available for investment in funds in subsequent periods.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. The General Partner believes that the estimates utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s significant accounting policies are described in detail in Note 2 of the Financial Statements.

The Partnership and the Funds record all investments at fair value in their financial statements, with changes in fair value reported as a component of net realized gains (losses) and change in net unrealized gains (losses) in the Statements of Income and Expenses and Changes in Partners’ Capital.

Results of Operations

During the Partnership’s first quarter of 2015 the net asset value per unit increased 1.9% from $1,354.30 to $1,380.07, as compared to a decrease of 8.9% in the first quarter of 2014. The Partnership experienced a net trading gain before fees and expenses in the first quarter of 2015 of $4,700,335. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, indices, U.S. and non-U.S. interest rates and livestock, and were partially offset by losses in energy, grains, metals and softs. The Partnership experienced a net trading loss before fees and expenses in the first quarter of 2014 of $12,058,205. Losses were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy, indices, non-U.S. interest rates, metals and softs, and were partially offset by gains in currencies, grains, livestock and U.S. interest rates.

The most significant gains were achieved within the currency sector during the first quarter from short euro positions versus the U.S. dollar as the value of the euro decreased due to an unprecedented economic stimulus program introduced by the European Central Bank. Additional gains were recorded in this sector during March from long Russian ruble positions versus the U.S. dollar as its value increased after Russian tax payments required exporters to convert their foreign currency earnings into rubles. In the global interest rate sector, gains were recorded primarily during January from long European and Canadian fixed income futures positions as prices advanced after the central banks in both the European Union and Canada announced stimulus measures to combat widespread deflationary concerns and slowing economic growth. Long positions in U.S. Treasury note futures also recorded gains as prices advanced after falling crude oil prices dampened inflationary concerns and decreased the urgency for the U.S. Federal Reserve to increase interest rates. Within the stock index sector, gains were experienced during February and March from long positions in European and U.S. index futures as prices were supported by the European Central Bank’s asset purchasing program and positive economic data in the U.S. A portion of the Partnership’s gains for the quarter was offset by losses incurred within the agriculturals sector during January from long wheat futures positions as an expanding global grain surplus drove crop prices lower. Additional losses in the agricultural markets were recorded in March from long positions in cocoa futures as prices moved lower after industry reports indicated that cocoa production reached record highs in the Ivory Coast, the world’s top cocoa producing region. Within the metals sector, losses were recorded primarily during February from short copper futures positions as prices increased amid signs that global supplies would tighten. Losses within the energy complex incurred during February from short crude oil and oil related futures positions as prices rose amid signs of falling production, refinery disruptions, and cold weather. Additional losses were recorded during March from long gasoline positions as prices fell in tandem with crude oil, which was weighed down by a rising dollar and concern of a growing oil supply.

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

        Interest income on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account during each month was earned at the monthly average of the 4-week U.S. Treasury bill discount rate. Interest income for the three months ended March 31, 2015 decreased by $9,527, as compared to the corresponding period in 2014. The decrease in interest income is due to lower average net assets during the three months ended March 31, 2015, as compared to the corresponding period in 2014. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership and the Funds depends on the average daily equity in the Partnership’s and the Funds’ accounts and upon interest rates over which neither the Partnership/Funds nor MS&Co. has control.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. Ongoing selling agent fees for the three months ended March 31, 2015 decreased by $746,502, as compared to the corresponding period in 2014. The decrease in ongoing selling agent fees is due to lower average net assets during the three months ended March 31, 2015, as compared to the corresponding period in 2014, as well as reductions in the ongoing selling agent fee rate effective October 1, 2014 and April 1, 2014.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three months ended March 31, 2015 decreased by $2,325, as compared to the corresponding period in 2014. The decrease in these clearing fees is primarily due to a decrease in the number of direct trades made by the Partnership during the three months ended March 31, 2015, as compared to the corresponding period in 2014.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. Management fees for the three months ended March 31, 2015 decreased by $67,200, as compared to the corresponding period in 2014. The decrease in management fees is due to lower average net assets during the three months ended March 31, 2015, as compared to the corresponding period in 2014.

Administrative fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. Administrative fees for the three months ended March 31, 2015 increased by $101,757, as compared to the corresponding period in 2014. The increase in administrative fees is due to an increase in the administrative fee effective October 1, 2014.

Incentive fees paid by the Partnership to the Advisors are based on the new trading profits generated by each Advisor at the end of the quarter, as defined in the respective management agreements among the Partnership, the General Partner and each Advisor. Trading performance for the three months ended March 31, 2015 resulted in incentive fees in the amount of $752,253 and a reversal of incentive fees in the amount of $12,209 for the three months ended March 31, 2014. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

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

As of March 31, 2015 and December 31, 2014, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	March 31, 2015		December 31, 2014
Blackwater	$2,275,599	2%	$3,975,996	3%
Cambridge	$25,973,477	23%	$26,375,288	23%
Centurion	$16,555,281	15%	$14,483,498	13%
Perella	$21,229,346	19%	$20,271,297	18%
SECOR	$26,442,014	24%	$26,386,056	23%
Willowbridge	$9,954,065	9%	$12,025,693	10%
Other	$9,569,016	8%	$11,110,164	10%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. With the exception of certain advisors, the Advisors currently trade the Partnership’s assets indirectly in master fund managed accounts established in the name of the master fund over which they have been granted limited authority to make trading decisions. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly and through its investments in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e., in the managed accounts in the Partnership’s name traded by certain advisors), and indirectly by each Fund separately. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Form 10-K for the year ended December 31, 2014.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2015 and December 31, 2014, as applicable. As of March 31, 2015, the Partnership’s total capitalization was $111,998,798.

March 31, 2015

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$15,822,236	14.13%
Energy	588,455	0.53%
Grains	198,878	0.18%
Indices	7,170,470	6.40%
Interest Rates U.S.	1,209,887	1.08%
Interest Rates Non-U.S.	1,573,155	1.40%
Livestock	114,849	0.10%
Metals	679,710	0.61%
Softs	226,061	0.20%

Total	$27,583,701	24.63%

As of December 31, 2014, the Partnership’s total capitalization was $114,627,992.

December 31, 2014

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$12,444,997	10.86%
Energy	896,409	0.78%
Grains	571,670	0.50%
Indices	5,068,663	4.42%
Interest Rates U.S.	737,928	0.65%
Interest Rates Non-U.S.	1,677,853	1.46%
Livestock	71,396	0.06%
Metals	744,638	0.65%
Softs	185,845	0.16%

Total	$22,399,399	19.54%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and through its investments in the Funds by market category as of March 31, 2015 and December 31, 2014, and the highest, lowest and average values during the three months ended March 31, 2015 and the twelve months ended December 31, 2014. All open contracts trading risk exposures have been included in calculating the figures set forth below. There were no direct investments as of December 31, 2014.

As of March 31, 2015, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

March 31, 2015

			Three Months Ended March 31, 2015
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$54,417	0.05%	$319,924	$4,857	$51,542
Energy	1,202,112	1.07%	1,202,112	30,330	460,301
Grains	12,760	0.01%	165,121	2,860	10,853
Indices	121,245	0.11%	466,044	8,642	62,725
Interest Rates U.S.	11,220	0.01%	69,465	990	6,270
Interest Rates Non-U.S.	14,104	0.01%	127,280	1,216	6,821
Softs	1,320	0.00%**	33,275	1,100	5,115

Total	$1,417,178	1.26%

*	Average of month-end Values at Risk.
**	Due to rounding.

As of March 31, 2015, Blackwater Master’s total capitalization was $22,008,925. The Partnership owned approximately 10.4% of Blackwater Master. As of March 31, 2015, Blackwater Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Blackwater for trading) was as follows:

March 31, 2015

			Three Months Ended March 31, 2015
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*

Currencies	$78,991	0.36%	$406,340	$78,991	$124,531
Grains	103,180	0.47%	225,500	37,180	100,687
Indices	571,128	2.59%	1,091,309	150,681	505,022
Interest Rates U.S.	38,610	0.18%	415,855	16,720	131,102
Interest Rates Non-U.S.	103,355	0.47%	193,198	2,561	68,585
Livestock	67,320	0.30%	67,320	19,800	29,040
Metals	248,787	1.13%	931,589	126,384	323,996

Total	$1,211,371	5.50%

*	Average of month-end Values at Risk.

As of December 31, 2014, Blackwater Master’s total capitalization was $24,930,097. The Partnership owned approximately 16.0% of Blackwater Master. As of December 31, 2014, Blackwater Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Blackwater for trading) was as follows:

December 31, 2014

			Twelve Months Ended December 31, 2014
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

As of March 31, 2015, Cambridge Master’s total capital was $40,359,626. The Partnership owned approximately 65.1% of Cambridge Master. As of March 31, 2015, Cambridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Cambridge for trading) was as follows:

March 31, 2015

			Three Months Ended March 31, 2015
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$17,740,912	43.96%	$24,881,881	$5,371,077	$15,176,734

Total	$17,740,912	43.96%

*	Average of month-end Values at Risk.

As of December 31, 2014, Cambridge Master’s total capitalization was $38,998,185. The Partnership owned approximately 68.5% of Cambridge Master. As of December 31, 2014, Cambridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Cambridge for trading) was as follows:

December 31, 2014

			Twelve Months Ended December 31, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$9,794,931	25.12%	$25,372,185	$5,011,812	$15,522,722

Total	$9,794,931	25.12%

*	Annual average of month-end Values at Risk.

As of March 31, 2015, Willowbridge Master’s total capitalization was $391,458,607. The Partnership owned approximately 3.3% of Willowbridge Master. As of March 31, 2015, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:

March 31, 2015

			Three Months Ended March 31, 2015
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$3,470,863	0.89%	$13,717,098	$173,995	$2,586,432
Energy	3,371,381	0.86%	9,071,259	3,371,381	3,521,988
Indices	2,140,380	0.54%	14,199,025	1,472,460	7,891,156
Interest Rates U.S.	5,631,394	1.44%	16,624,123	3,363,691	7,427,776
Metals	1,987,501	0.51%	2,100,286	250	678,747

Total	$16,601,519	4.24%

*	Average of month-end Values at Risk.

As of December 31, 2014, Willowbridge Master’s total capitalization was $315,540,363. The Partnership owned approximately 3.9% of Willowbridge Master. As of December 31, 2014, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:

December 31, 2014

			Twelve Months Ended December 31, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$12,241,960	3.88%	$17,429,568	$12,311	$3,182,580
Energy	3,022,878	0.96%	3,022,878	59,187	876,114
Interest Rates U.S.	4,491,327	1.42%	10,074,313	537,550	3,058,860

Total	$19,756,165	6.26%

*	Annual average month-end Values at Risk.

As of March 31, 2015, SECOR Master’s total capitalization was $45,819,916. The Partnership owned 58.6% of SECOR Master. As of March 31, 2015, SECOR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to SECOR for trading) was as follows:

March 31, 2015

			Three Months Ended March 31, 2015
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$4,462,641	9.74%	$5,581,627	$616,507	$3,507,685
Energy	446,415	0.98%	860,575	288,817	524,730
Grains	247,863	0.54%	641,520	112,624	327,169
Indices	8,002,791	17.47%	8,648,132	3,165,147	6,628,106
Interest Rates U.S.	454,446	0.99%	1,069,690	116,257	651,004
Interest Rates Non-U.S.	1,072,520	2.34%	1,517,020	597,765	904,379
Livestock	184,041	0.40%	184,041	14,636	143,325
Metals	879,946	1.92%	1,252,140	573,024	990,842
Softs	385,770	0.84%	640,530	185,845	401,152

Total	$16,136,433	35.22%

*	Average of month-end Values at Risk.

As of December 31, 2014, SECOR Master’s total capitalization was $29,604,598. The Partnership owned approximately 100% of SECOR Master. As of December 31, 2014, SECOR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to SECOR for trading) was as follows:

December 31, 2014

			Twelve Months Ended December 31, 2014
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

As of March 31, 2015, PGM Master’s total capitalization was $21,558,527. The Partnership owned 100% of PGM Master. As of March 31, 2015, PGM Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Perella for trading) was as follows:

March 31, 2015

			Three Months Ended March 31, 2015
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,535,041	7.12%	4,109,734	854,382	2,461,226
Energy	215,600	1.00%	450,340	161,535	326,187
Grains	42,900	0.20%	72,600	42,900	53,167
Indices	2,350,805	10.90%	2,627,725	1,274,358	2,216,772
Interest Rates U.S.	753,730	3.50%	753,730	221,106	526,092
Interest Rates Non-U.S.	933,909	4.33%	1,104,856	748,913	914,643
Metals	72,600	0.34%	183,964	72,600	136,488

Total	$5,904,585	27.39%

*	Average of month-end Values at Risk.

As of December 31, 2014, PGM Master’s total capitalization was $20,791,826. The Partnership owned approximately 100% of PGM Master. As of December 31, 2014, PGM Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Perella for trading) was as follows:

December 31, 2014

			Twelve Months Ended December 31, 2014
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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2015 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings pending against the Partnership nor the General Partner.

The following information supplements and amends the discussion set forth under Part I, Item 3. “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

Regulatory and Governmental Matters.

On April 21, 2015, the Chicago Board Options Exchange, Incorporated (“CBOE”) and the CBOE Futures Exchange, LLC (“CFE”) filed statements of charges against MS&Co. in connection with trading by one of MS&Co.’s former traders of EEM options contracts that allegedly disrupted the final settlement price of the November 2012 VXEM futures. CBOE alleged that MS&Co. violated CBOE Rules 4.1, 4.2 and 4.7, Sections 9(a) and 10(b) of the Exchange Act and Rule 10b-5 thereunder. CFE alleged that MS&Co. violated CFE Rules 608, 609 and 620. Both matters are ongoing.

Other Litigation.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co. and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. On January 26, 2015, as a result of a settlement with certain other defendants, the plaintiff requested and the court subsequently entered a dismissal with prejudice of certain of the plaintiff’s claims, including all remaining claims against MS&Co. in the Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al. action. On February 18, 2015, the court entered an order setting a number of claims for trial throughout 2016. Claims against MS&Co. have not yet been set for trial. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $66 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $66 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $53 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $53 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co. was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. On May 21, 2012, the Morgan Stanley defendants filed a motion to dismiss the amended complaint, which was denied on August 3, 2012. MS&Co. filed its answer on August 17, 2012. MS&Co. filed a motion for summary judgment on January 20, 2015. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $108 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $108 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B., filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation as Receiver for Franklin Bank, S.S.B. v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. The complaints each raised claims under both federal securities law and the Texas Securities Act and each seeks, among other things, compensatory damages associated with plaintiff’s purchase of such certificates. On June 7, 2012, the two cases were consolidated. MS&Co. filed a motion for summary judgment and special exceptions, which was denied in substantial part on April 26, 2013. The FDIC filed a second amended consolidated complaint on May 3, 2013. MS&Co. filed a motion for leave to file an interlocutory appeal as to the court’s order denying its motion for summary judgment and special exceptions, which was denied on August 1, 2013. On October 7, 2014, the court denied MS&Co.’s motion for reconsideration of the court’s order denying its motion for summary judgment and special exceptions and granted its motion for reconsideration of the court’s order denying leave to file an interlocutory appeal. On November 21, 2014, MS&Co. filed a motion for summary judgment, which was denied on February 10, 2015. The Texas Fourteenth Court of Appeals denied Morgan Stanley’s petition for interlocutory appeal on November 25, 2014. Trial is currently scheduled to begin in July 2015. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $41 million, and the certificates had incurred actual losses of approximately $5 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $41 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre-and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey, styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. On October 16, 2012, plaintiffs filed an amended complaint. The amended complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. is approximately $1.073 billion. The amended complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud, fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On January 2, 2015, the court denied defendants’ renewed motion to dismiss the amended complaint. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $598 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $598 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which were granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. Plaintiff has voluntarily dismissed its claims against MS&Co. with respect to two of the securitizations at issue, such that the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. is approximately $358 million. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $64 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $64 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”), styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $141 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On April 22, 2014, the defendants’ motion to dismiss was denied in substantial part. On August 29, 2014, MS&Co. filed its answer to the complaint, and on September 18, 2014, MS&Co. filed a notice of appeal from the ruling denying defendants’ motion to dismiss. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $71 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $71 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $694 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court denied the defendants’ motion to dismiss. On August 4, 2014, claims regarding two certificates were dismissed by stipulation. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $644 million. On September 12, 2014, MS&Co. filed a notice of appeal from the denial of the motion to dismiss. On January 12, 2015, MS&Co. filed an amended answer to the complaint. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $289 million, and the certificates had incurred actual losses of approximately $79 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $289 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On September 23, 2013, the plaintiff in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against MS&Co. and certain affiliates in the United States District Court for the Southern District of New York (“SDNY”). The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to the plaintiff of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiffs was approximately $417 million. The complaint alleges causes of action against MS&Co. for violations of Section 11 and Section 12(a)(2) of the Securities Act, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissory and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014 the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. On November 17, 2014, the plaintiff filed an amended complaint. On December 15, 2014, defendants answered the amended complaint. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $204 million, and the certificates had incurred actual losses of $28 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $204 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Settled Civil Litigation.

On August 25, 2008, MS&Co. and two ratings agencies were named as defendants in a purported class action related to securities issued by a structured investment vehicle called Cheyne Finance PLC and Cheyne Finance LLC (together, the “Cheyne structured investment vehicle”). The case was styled Abu Dhabi Commercial Bank, et al. v. Morgan Stanley & Co. Inc., et al. The complaint alleged, among other things, that the ratings assigned to the securities issued by the Cheyne structured investment vehicle were false and misleading, including because the ratings did not accurately reflect the risks associated with the subprime residential mortgage backed securities held by the Cheyne structured investment vehicle. The plaintiffs asserted allegations of aiding and abetting fraud and negligent misrepresentation relating to approximately $852 million of securities issued by the Cheyne structured investment vehicle. On April 24, 2013, the parties reached an agreement to settle the case, and on April 26, 2013, the court dismissed the action with prejudice. The settlement does not cover certain claims that were previously dismissed.

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against MS&Co. and/or its affiliates and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints asserted claims on behalf of certain clients of plaintiff’s affiliates and allege that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. and/or its affiliates or sold to plaintiff’s affiliates’ clients by MS&Co. and/or its affiliates in the two matters was approximately $263 million. On February 11, 2014, the parties entered into an agreement to settle the litigation. On February 20, 2014, the court dismissed the action.

On October 25, 2010, MS&Co., certain affiliates and Pinnacle Performance Limited, a special purpose vehicle, were named as defendants in a purported class action related to securities issued by the special purpose vehicle in Singapore, commonly referred to as “Pinnacle Notes.” The case is styled Ge Dandong, et al. v. Pinnacle Performance Ltd., et al. and is pending in the SDNY. An amended complaint was filed on October 22, 2012. The court denied the defendants’ motion to dismiss the amended complaint on August 22, 2013, and granted class certification on October 17, 2013. On October 30, 2013, the defendants filed a petition for permission to appeal the court’s decision granting class certification. On January 31, 2014, the plaintiffs filed a second amended complaint. The second amended complaint alleges that the defendants engaged in a fraudulent scheme to defraud investors by structuring the Pinnacle Notes to fail and benefited subsequently from the securities’ failure. In addition, the second amended complaint alleges that the securities’ offering materials contained material misstatements or omissions regarding the securities’ underlying assets and the alleged conflicts of interest between the defendants and the investors. The second amended complaint asserts common law claims of fraud, aiding and abetting fraud, fraudulent inducement, aiding and abetting fraudulent inducement, and breach of the implied covenant of good faith and fair dealing. On July 17, 2014, the parties reached an agreement in principle to settle the litigation, which received preliminary court approval December 2, 2014. The final approval hearing is scheduled for July 2, 2015.

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against MS&Co. in the Supreme Court of NY, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011, and alleges that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to the plaintiffs by MS&Co. was approximately $104 million. The complaint raised common law claims of fraud, fraudulent inducement, aiding and abetting fraud, and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with the plaintiffs’ purchases of such certificates. On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order MS&Co. appealed on April 11, 2013. On May 3, 2013, MS&Co. filed its answer to the amended complaint. On January 16, 2015, the parties reached an agreement to settle the litigation.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY styled, Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012, and alleges that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten, and/or sold by MS&Co. was approximately $758 million. The amended complaint raised common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory, and/or rescissionary damages, as well as punitive damages, associated with the plaintiffs’ purchases of such certificates. On April 11, 2014, the parties entered into a settlement agreement.

In re Morgan Stanley Mortgage Pass-Through Certificates Litigation, which had been pending in the SDNY, was a putative class action involving allegations that, among other things, the registration statements and offering documents related to the offerings of certain mortgage pass-through certificates in 2006 and 2007 contained false and misleading information concerning the pools of residential loans that backed these securitizations. On December 18, 2014, the parties’ agreement to settle the litigation received final court approval, and on December 19, 2014, the court entered an order dismissing the action.

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

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Form 10-K for the fiscal year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended March 31, 2015, there were subscriptions for 1,104.7190 Class A Redeemable Units totaling $1,520,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used in the trading of commodity interests including futures contracts, options, forward and swap contracts.

The following chart sets forth the purchases of Limited Partner Redeemable Units by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2015- January 31, 2015	1,374.2610	$1,381.73	N/A	N/A
February 1, 2015- February 28, 2015	1,037.4090	$1,363.76	N/A	N/A
March 1, 2015- March 31, 2015	2,123.7140	$1,380.07	N/A	N/A
	4,535.3840	$1,376.84

*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.
**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 3.	Defaults Upon Senior Securities. None.

Item 4.	Mine Safety Disclosures. Not Applicable.

Item 5.	Other Information. None.

Item 6.	Exhibits

3.1(a)	Certificate of Limited Partnership dated June 30, 2003 (filed as Exhibit 3.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(b)	Certificate of Amendment of the Certificate of Limited Partnership dated September 21, 2005 (filed as Exhibit 3.1(a) to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(c)	Certificate of Amendment of the Certificate of Limited Partnership dated September 19, 2008 (filed as Exhibit 3.1(c) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(d)	Certificate of Amendment of the Certificate of Limited Partnership dated September 28, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(e)	Certificate of Amendment of the Certificate of Limited Partnership dated June 29, 2010 (filed as Exhibit 3.1(e) to the Current Report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

(f)	Certificate of Amendment of the Certificate of Limited Partnership dated September 2, 2011 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on September 7, 2011 and incorporated herein by reference).

(g)	Certificate of Amendment of the Certificate of Limited Partnership dated August 7, 2013 (filed as Exhibit 3.1(g) to the Quarterly Report on Form 10-Q filed on August 14, 2013 and incorporated herein by reference).

3.2	Fourth Amended and Restated Limited Partnership Agreement effective May 1, 2012 (filed as Exhibit 3.2 to the Annual Report on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.1	Management Agreement among the Partnership, the General Partner and Waypoint Capital Management LLC (filed as Exhibit 10.4 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

10.2	Customer Agreement among the Partnership, the General Partner and CGM (filed as Exhibit 10.9 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

10.3	Form of Subscription Agreement (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on November 14, 2012 and incorporated herein by reference).

10.4(a)

Alternative Investment Selling Agent Agreement among the Partnership, the General Partner and Morgan Stanley Wealth Management effective October 1, 2013 (filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

(b)	Letter Amendment to the Alternative Investment Selling Agent Agreement among the Partnership, the General Partner and Morgan Stanley Wealth Management, effective April 1, 2014 (filed as Exhibit 10.4(b) to the Quarterly Report on Form 10-Q filed on May 14, 2014 and incorporated herein by reference).

(c)	Letter Amendment to the Alternative Investment Selling Agent Agreement among the Partnership, the General Partner and Morgan Stanley Wealth Management effective October 1, 2014 (filed as Exhibit 10.4(c) to the Quarterly Report on Form 10-Q filed on August 13, 2014 and incorporated herein by reference).

10.5	Second Amended and Restated Management Agreement among the Partnership, the General Partner and PGR Capital LLP (filed as Exhibit 10.12 to the Quarterly Report on Form 10-Q filed on August 15, 2011 and incorporated herein by reference).

10.6(a)	Amended and Restated Management Agreement among the Partnership, the General Partner and Blackwater Capital Management, LLC (filed as Exhibit 10.13 to the Current Report on Form 8-K filed on November 4, 2010 and incorporated herein by reference).

(b)	Amendment No.1 to the Amended and Restated Management Agreement among the Partnership, the General Partner and Blackwater Capital Management, LLC (filed as Exhibit 10.6(b) to the Quarterly Report on Form 10-Q filed on May 14, 2014 and incorporated herein by reference).

(c)	Letter from the General Partner to Blackwater Capital Management, LLC extending the Management Agreement from June 30, 2014 to June 30, 2015 (filed as Exhibit 10.7(c) to the Annual Report on Form 10-K filed on March 30, 2015 and incorporated herein by reference).

10.7(a)	Amended and Restated Management Agreement among the Partnership, the General Partner and Willowbridge Associates Inc. (filed as Exhibit 10.9(a) to the Quarterly Report on Form 10-Q filed on November 13, 2014 and incorporated herein by reference).

(b)	Amendment to the Management Agreement among the Partnership, the General Partner and Willowbridge Associates Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 7, 2013 and incorporated herein by reference).

(c)	Letter from the General Partner to Willowbridge Associates Inc. extending the Management Agreement from June 30, 2014 to June 30, 2015 (filed as Exhibit 10.10(c) to the Annual Report on Form 10-K filed on March 30, 2015 and incorporated herein by reference).

10.8(a)

Amended and Restated Management Agreement among the Partnership, the General Partner and The Cambridge Strategy (Asset Management) Limited (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on October 7, 2013 and incorporated herein by reference).

(b)	Letter from the General Partner to The Cambridge Strategy (Asset Management) Limited extending the Management Agreement from June 30, 2014 to June 30, 2015 (filed as Exhibit 10.12(b) to the Annual Report on Form 10-K filed on March 30, 2015 and incorporated herein by reference).

10.9(a)	Management Agreement among the Partnership, the General Partner and Bleecker Street Capital, LLC (filed as Exhibit 10.15 to the Quarterly Report on Form 10-Q filed on November 14, 2012 and incorporated herein by reference).

(b)	Letter from the General Partner to Bleecker Street Capital, LLC extending the Management Agreement from June 30, 2014 to June 30, 2015 (filed as Exhibit 10.13(b) to the Annual Report on Form 10-K filed on March 30, 2015 and incorporated herein by reference).

10.10(a)	Escrow Agreement among the General Partner, Morgan Stanley Wealth Management and The Bank of New York (filed as Exhibit 10.14(a) to the Annual Report on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

(b)	Amendment No. 5 to Escrow Agreement among the General Partner, Morgan Stanley Wealth Management and The Bank of New York (filed as Exhibit 10.14(b) to the Annual Report on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.11(a)	Management Agreement among the Partnership, the General Partner and SECOR Capital Advisors, LP (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 7, 2013 and incorporated herein by reference).

(b)	Letter from the General Partner to SECOR Capital Advisors, LP extending the Management Agreement from June 30, 2014 to June 30, 2015 (filed as Exhibit 10.14(b) to the Annual Report on Form 10-K filed on March 30, 2015 and incorporated herein by reference).

10.12	Amended and Restated Commodity Futures Customer Agreement between the Partnership and MS&Co., effective August 21, 2013 (filed as Exhibit 10.17 to the Quarterly Report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

10.13(a)	Management Agreement among the Partnership, the General Partner and Principle Capital Management LLC (filed as Exhibit 10.18 to the Quarterly Report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

(b)	Letter from the General Partner to Principle Capital Management LLC extending the Management Agreement from June 30, 2014 to June 30, 2015 (filed as Exhibit 10.16(b) to the Annual Report on Form 10-K filed on March 30, 2015 and incorporated herein by reference).

10.14(a)	Management Agreement among the Partnership, the General Partner and 300 North Capital LLC (filed as Exhibit 10.19 to the Quarterly Report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

(b)	Letter from the General Partner to 300 North Capital LLC extending the Management Agreement from June 30, 2014 to June 30, 2015 (filed as Exhibit 10.17(b) to the Annual Report on Form 10-K filed on March 30, 2015 and incorporated herein by reference).

10.15	Management Agreement among the Partnership, the General Partner and Centurion Investment Management, LLC (filed as Exhibit 10.18 to the Quarterly Report on Form 10-Q filed on November 13, 2014 and incorporated herein by reference).

10.16	Management Agreement among the Partnership, the General Partner and Perella Weinberg Partners Capital Management LP (filed as Exhibit 10.19 to the Quarterly Report on Form 10-Q filed on November 13, 2014 and incorporated herein by reference).

31.1 — Rule 13a-14(a)/15d-14(a) Certification (Certification of President & Director) (filed herewith).

31.2 — Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer) (filed herewith).

32.1 — Section 1350 Certification (Certification of President & Director) (filed herewith).

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

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB XBRL Taxonomy Extension Label Linkbase Document.

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF XBRL Taxonomy Extension Definition Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMERGING CTA PORTFOLIO L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan President & Director

Date: May 13, 2015

By:	/s/ Steven Ross
Steven Ross Chief Financial Officer (Principal Accounting Officer)

Date: May 13, 2015