Form 10-Q
period 2015-06-30
EMERGING CTA PORTFOLIO LP
filed 2015-08-12
CIK 1269190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes -  No X

As of July 31, 2015, 74,566.2382 Limited Partnership Class A Redeemable Units were outstanding.

EMERGING CTA PORTFOLIO L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Emerging CTA Portfolio L.P.

Statements of Financial Condition

	(Unaudited) June 30, 2015	December 31, 2014

Assets:
Investment in Funds(1), at fair value	$57,903,905	$93,426,730
Equity in trading account:
Investment in U.S. Treasury bills, at fair value (amortized cost $10,349,937 and $0 at June 30, 2015 and December 31, 2014, respectively)	10,349,937	—
Cash	14,926,353	25,786,501
Cash margin	236,206	—
Net unrealized appreciation on open futures contracts	10,174	—

Total trading equity	83,426,575	119,213,231
Redemptions receivable from Funds	20,531,604	—
Interest receivable	—	152

Total assets	$103,958,179	$119,213,383

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$173,264	$198,685
Management fees	127,713	151,108
General Partner fees	86,537	99,297
Incentive fees	14,893	2,102,114
Clearing fees due to MS&Co.	—	2,151
Other	112,991	54,096
Redemptions payable to Limited Partners	2,382,136	1,977,940

Total liabilities	2,897,534	4,585,391

Partners’ Capital:
General Partner, 887.3866 and 942.3886 Class A Redeemable Units outstanding at June 30, 2015 and December 31, 2014, respectively	1,171,663	1,276,279
Limited Partners, 75,653.3072 and 83,697.5332 Class A Redeemable Units outstanding at June 30, 2015 and December 31, 2014, respectively	99,888,982	113,351,713

Total partners’ capital	101,060,645	114,627,992

Total liabilities and partners’ capital	$103,958,179	$119,213,383

Net asset value per unit, Class A	$1,320.35	$1,354.30

(1)	Defined in Note 1.

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.

Condensed Schedule of Investments

June 30, 2015

(Unaudited)

			Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies			5	$(663)	(0.00	)*%
Energy			5	182	0.00	*
Grains			1	525	0.00	*
Indices			1	165	0.00	*
Livestock			3	(307)	(0.00	)*
Metals			3	(812)	(0.00	)*
Softs			11	3,948	0.00	*

Total futures contracts purchased				3,038	0.00	*

Futures Contracts Sold
Currencies			38	4,889	0.01
Indices			10	2,941	0.00	*
Interest Rates Non-U.S.			4	(1,594)	(0.00	)*
Livestock			3	210	0.00	*
Metals			1	690	0.00	*

Total futures contracts sold				7,136	0.01

Net unrealized appreciation on open futures contracts				10,174	0.01

U.S. Government Securities

Face Amount	Maturity Date	Description
$10,350,000	09/17/2015	U.S. Treasury bills, 0.0025% (Amortized cost of $10,349,937)		10,349,937	10.24

Investment in Funds
Blackwater Master Fund L.P.				2,192,804	2.17
SECOR Master Fund L.P.				25,968,081	25.70
Cambridge Master Fund L.P.				24,681,639	24.42
CMF Willowbridge Master Fund L.P.				5,061,381	5.01

Total Investment in Funds				57,903,905	57.30

Net fair value				$68,264,016	67.55%

*	Due to rounding

Emerging CTA Portfolio L.P.

Condensed Schedule of Investments

December 31, 2014

	Fair Value	% of Partners’ Capital
Investment in Funds
Blackwater Master Fund L.P.	$3,980,034	3.47%
SECOR Master Fund L.P.	29,604,763	25.83
Cambridge Master Fund L.P.	26,708,570	23.30
CMF Willowbridge Master Fund L.P.	12,341,418	10.76
PGM Master Fund L.P.	20,791,945	18.14

Total Investment in Funds	93,426,730	81.50

Net fair value	$93,426,730	81.50%

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Investment Income:
Interest income	$478	$1,150	$1,061	$3,167
Interest income allocated from Funds	1,530	4,364	3,454	14,381

Total investment income	2,008	5,514	4,515	17,548

Expenses:
Clearing fees related to direct investments	48,061	72,209	100,408	126,881
Expenses allocated from Funds	223,785	276,641	439,228	600,039
Ongoing selling agent fees	536,123	843,121	1,119,697	2,173,197
Management fees	403,224	469,374	845,799	979,149
General Partner fees	267,769	168,531	559,392	358,397
Incentive fees	14,893	—	767,146	(12,209)
General Partner incentive fees	(33,177)	—	—	—
Other	98,931	156,140	259,559	221,587

Total expenses	1,559,609	1,986,016	4,091,229	4,447,041

Net investment income (loss)	(1,557,601)	(1,980,502)	(4,086,714)	(4,429,493)

Trading Results:
Net realized gains (losses) on closed contracts	(576,998)	121,228	(1,215,733)	(2,402,842)
Net realized gains (losses) on closed contracts allocated from Funds	(1,591,811)	5,936,062	6,704,007	1,489,141
Net change in unrealized gains (losses) on open contracts	112,322	(291,051)	10,174	77,351
Net change in unrealized gains (losses) on open contracts allocated from Funds	(1,183,408)	(1,744,148)	(4,038,008)	(7,199,764)

Total trading results	(3,239,895)	4,022,091	1,460,440	(8,036,114)

Net income (loss)	(4,797,496)	2,041,589	(2,626,274)	(12,465,607)
Subscriptions — Limited Partners	1,071,000	2,281,716	2,591,000	5,821,723
Redemptions — General Partner	—	—	(75,907)	—
Redemptions — Limited Partners	(7,211,657)	(13,869,192)	(13,456,166)	(27,725,809)

Net increase (decrease) in Partners’ Capital	(10,938,153)	(9,545,887)	(13,567,347)	(34,369,693)
Partners’ Capital, beginning of period	111,998,798	137,297,882	114,627,992	162,121,688

Partners’ Capital, end of period	$101,060,645	$127,751,995	$101,060,645	$127,751,995

Net asset value per unit, Class A (76,540.6938 and 102,281.6728 units outstanding at June 30, 2015 and 2014, respectively)	$1,320.35	$1,249.02	$1,320.35	$1,249.02

Net income (loss) per unit, Class A*	$(59.72)	$19.10	$(33.95)	$(101.38)

Weighted average Class A units outstanding	79,888.0418	108,188.4101	81,983.6275	114,207.9641

*	Represents the change in net asset value per unit during the period.

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

1. Organization:

Emerging CTA Portfolio L.P. (the “Partnership”) is a limited partnership that was organized on July 7, 2003 under the partnership laws of the State of New York. The objective of the Partnership is to achieve capital appreciation through the allocation of assets to early-stage commodity trading advisors or established advisors employing early-stage strategies, which engage, directly and indirectly, in speculative trading of a diversified portfolio of commodity interests, including futures, option on futures, forward, option on forward, spot and swap contracts, cash commodities and any other rights or interest pertaining thereto. The Partnership may also enter into swap and other derivative transactions with the approval of the General Partner (defined below). The sectors traded include currencies, livestock, lumber, energy, grains, metals, indices, softs and U.S. and non-U.S. interest rates. The Partnership directly and through its investment in the Funds (defined below) may trade futures, forward and option contracts of any kind. The Partnership may also engage in swap transactions and other derivative transactions directly and through its investments in the Funds with the approval of the General Partner. The commodity interests that are traded by the Partnership and the Funds are volatile and involve a high degree of market risk. The General Partner may also determine to invest up to all of the Partnership’s assets in United States (“U.S”) Treasury bills.

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

As of September 1, 2011, the Partnership began offering three classes of limited partnership interests: Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units; each of which will be referred to as a “Class” and collectively referred to as the “Classes.” All Redeemable Units issued prior to September 1, 2011 were deemed “Class A Redeemable Units.” The rights, liabilities, risks, and fees associated with investment in the Class A Redeemable Units were not changed. Class A Redeemable Units and Class D Redeemable Units are available to taxable U.S. individuals and institutions, as well as U.S. tax exempt individuals and institutions. Class Z Redeemable Units are offered to certain employees of Morgan Stanley and its subsidiaries (and their family members). The Class of Redeemable Units that a limited partner of the Partnership (each a “Limited Partner”) receives upon subscription will generally depend upon the amount invested in the Partnership or the status of the Limited Partner, although the General Partner may determine to offer a particular Class of Redeemable Units to investors at its discretion. As of June 30, 2015, there were no Redeemable Units outstanding in Class D or Class Z.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

As of June 30, 2015, all trading decisions were made for the Partnership by its trading advisors (the “Advisors”) either directly, through individually managed accounts, or indirectly, through investments in other collective investment vehicles. As of June 30, 2015, Blackwater Capital Management, LLC (“Blackwater”), The Cambridge Strategy (Asset Management) Limited (“Cambridge”), Centurion Investment Management, LLC (“Centurion”), Perella Weinberg Partners Capital Management LP (“Perella”), SECOR Capital Advisors, LP (“SECOR”) and Willowbridge Associates Inc. (“Willowbridge”) served as the Partnership’s major commodity trading advisors. In addition, the General Partner has allocated the Partnership’s assets to additional non-major trading advisors (i.e. commodity trading advisors intended to be allocated less than 10% of the Partnership’s assets). Information about advisors allocated less than 10% of the Partnership’s assets may not be disclosed. The General Partner may allocate less than 10% of the Partnership’s assets to a new trading advisor or another trading program of a current Advisor. The Advisors are not affiliated with one another, are not affiliated with the General Partner or Morgan Stanley & Co. LLC (“MS&Co.”), and are not responsible for the organization or operation of the Partnership. References herein to the “Advisors” may also include, as relevant, reference to 300 North Capital LLC (“300 North Capital”) and Principle Capital Management LLC (“Principle”).

During the six months ended June 30, 2015, the Partnership’s/Funds’ commodity broker was MS&Co., a registered futures commission merchant.

The assets allocated to Centurion for trading are traded directly pursuant to Centurion’s Short Term Systematic Strategy Program. Since July 1, 2015, the assets allocated to Perella have been traded directly pursuant to a variation of the program traded by PWP Global Macro Master Fund L.P.

Cambridge Master Fund, L.P. (“Cambridge Master”), CMF Willowbridge Master Fund L.P. (“Willowbridge Master”), PGM Master Fund L.P. (“PGM Master”) (prior to its full redemption on June 30, 2015), SECOR Master Fund L.P (“SECOR Master”) and Blackwater Master Fund L.P. (“Blackwater Master”) (together with Cambridge Master, Willowbridge Master, PGM Master and SECOR Master, the “Funds”) have entered into a futures account agreement with MS&Co. and commenced trading through accounts at MS&Co. Principle Master Fund L.P. (“Principle Master”) and 300 North Master Fund L.P. (“300 North Master”) also entered into a futures brokerage agreement with MS&Co. Cambridge Master and PGM Master have also entered into a foreign exchange prime brokerage agreement with MS&Co. References to “Funds” included in this report may include, as relevant, Principle Master and 300 North Master. The Partnership has also entered into a futures brokerage account agreement with MS&Co. The Partnership, directly and through its investment in the Funds, pays MS&Co. trading fees for the clearing and, where applicable, execution of transactions.

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

Emerging CTA Portfolio L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

Effective April 1, 2014, the monthly ongoing selling agent fee was reduced from an annual rate of 3.5% to an annual rate of 2.5% for Class A Redeemable Units.

Effective October 1, 2014, the monthly ongoing selling agent fee was (i) reduced from an annual rate of 2.5% to an annual rate of 2.0% for Class A Redeemable Units, (ii) reduced from an annual rate of 1.25% to an annual rate of 0.75% for Class D Redeemable Units and (iii) eliminated for Class Z Redeemable Units. As of the same date, the General Partner fees was increased from an annual rate of 0.5% to an annual rate of 1.0%. The October 1, 2014 fee changes offset each other and, accordingly, there was no change to the aggregate fees incurred by the Partnership.

2. Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at June 30, 2015 and December 31, 2014, and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2015 and 2014. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2014. The December 31, 2014 information has been derived from the audited financial statements as of and for the year ended December 31, 2014.

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

In the financial highlights table, ongoing selling agent fees and clearing fees, which were previously included in net realized and unrealized gains (losses) per unit and excluded from expenses per unit, are now excluded from net realized and unrealized gains (losses) per unit and included in expenses per unit. This information was previously included as a footnote to the financial highlights table.

Amounts previously referred to as Administrative fees are now referred to as General Partner fees in these financial statements.

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

Partnership’s Investments in the Funds: The Partnership’s investments in the Funds are stated at fair value, which are based on (1) the Partnership’s net contribution to each Fund and (2) its allocated share of the undistributed profits and losses, including realized gains/losses and net change in unrealized gains/losses, of each Fund. The valuation of the Funds’ investments, including the classification within the fair value hierarchy of the investments held by the Funds, are described in Note 5.

Partnership’s/Funds’ Investments: Fair value of exchange-traded futures, option and forward contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as inputs the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are stated at amortized cost, which approximates fair value.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

All commodity interests of the Partnership/Funds (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in the trading account on the Partnership’s/Funds’ Statements of Financial Condition. Net realized gains or losses and any net change in unrealized gains or losses from the preceding period are reported on the Partnership’s/Funds’ Statements of Income and Expenses and Changes in Partners’ Capital.

Investment Company Status: Effective January 1, 2014, the Partnership adopted Accounting Standards Update (“ASU”) 2013-08, “Financial Services — Investments Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on the General Partner’s assessment, the Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses and Changes in Partners’ Capital.

Income Taxes: Income taxes have not been listed as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The General Partner concluded that no provision for income tax is required in the Partnership’s financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2011 through 2014 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

Net Income (loss) per unit: Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 3, “Financial Highlights.”

Recent Accounting Pronouncement: In May 2015, the Financial Accounting Standards Board issued ASU 2015-07 “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” which relates to disclosures for investments that calculate net asset value per share (potentially fund of fund structures). The ASU requires investments for which the practical expedient is used to measure fair value at Net Asset Value (“NAV”) be removed from the fair value hierarchy. Instead, an entity is required to include those investments as a reconciling line item so that the total fair value amount of investments in the disclosure is consistent with the amount on the balance sheet. Further, the ASU removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using the practical expedient. The standard is effective for public business entities for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Partnership has elected to adopt the guidance as of June 30, 2015. The adoption did not have any impact on the Partnership’s fair value measurement disclosures.

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

3. Financial Highlights:

Financial highlights for the Limited Partner class as a whole for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net realized and unrealized gains (losses)	$(40.26)	$37.44	$15.58	$(62.67)
Net investment loss	(19.46)	(18.34)	(49.53)	(38.71)

Increase (decrease) for the period	(59.72)	19.10	(33.95)	(101.38)
Net asset value per unit, beginning of period	1,380.07	1,229.92	1,354.30	1,350.40

Net asset value per unit, end of period	$1,320.35	$1,249.02	$1,320.35	$1,249.02

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Ratios to average net assets:[1]
Net investment loss	(6.0)%	(6.0)%	(6.8)%	(6.3)%

Operating expense	6.0%	6.0%	6.1%	6.3%
Incentive fees	0.0%[2]	0.0%	0.7%	0.0%[2]

Total expenses	6.0%	6.0%	6.8%	6.3%

Total return:
Total return before incentive fees	(4.3)%	1.6%	(1.8)%	(7.5)%
Incentive fees	0.0%[2]	0.0%	(0.7)%	0.0%[2]

Total return after incentive fees	(4.3)%	1.6%	(2.5)%	(7.5)%

[1]	Interest income less total expenses.
[2]	Due to rounding.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets of the Partnership and includes the income and expenses allocated from the Funds, as applicable.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

4. Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses and Changes in Partners’ Capital. The Partnership also invests its assets through a “master/feeder” structure. The Partnership’s pro-rata share of the results of the Funds’ trading activities are shown on the Statements of Income and Expenses and Changes in Partners’ Capital.

The customer agreement among the Partnership, each of the Funds and MS&Co. gives the Partnership and the Funds the legal right to net unrealized gains and losses on open futures, forward and option contracts on the Statements of Financial Condition. The Partnership and the Funds net, for financial reporting purposes, the unrealized gains and losses on open futures, forward and option contracts on the Statements of Financial Condition, as the criteria under Accounting Standards Codification 210-20, “Balance Sheet,” have been met.

All of the commodity interests owned by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended June 30, 2015 and 2014 were 169 and 660, respectively. The monthly average number of futures contracts traded directly by the Partnership during the six months ended June 30, 2015 and 2014 were 132 and 745, respectively. The monthly average number of option contracts held directly by the Partnership during the three months ended June 30, 2015 and 2014 were 155 and 2,392, respectively. The monthly average number of option contracts held directly by the Partnership during the six months ended June 30, 2015 and 2014 were 201 and 1,768, respectively. The monthly average notional value of currency forward contracts held directly by the Partnership during the three months ended June 30, 2015 and 2014 were $0 and $91,862,210, respectively. The monthly average notional values of currency forward contracts held directly by the Partnership during the six months ended June 30, 2015 and 2014 were $0 and $91,892,322, respectively.

Trading and transaction fees are based on the number of trades executed by the Advisors and the Partnership’s percentage ownership of each respective Fund.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of June 30, 2015. There were no direct investments as of December 31, 2014.

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
June 30, 2015				Financial Instruments	Cash Collateral (Received)/Pledged*

Assets
Futures	$16,429	$(6,255)	$10,174	$—	$—	$10,174

Total Assets	$16,429	$(6,255)	$10,174	$—	$—	$10,174

Liabilities
Futures	$(6,255)	$6,255	$—	$—	$—	$—

Total Liabilities	$(6,255)	$6,255	$—	$—	$—	$—

Net fair value						$10,174	*

*	In the event of default by the Partnership, MS&Co., the Partnership’s commodity futures broker and the sole counterparty to the Partnership’s off exchange-traded contracts, as applicable, has the right to offset the Partnership’s obligation with the Partnership’s cash held by MS&Co., thereby minimizing MS&Co.’s risk of loss. There is no collateral posted by MS&Co. and as such, in the event of default by MS&Co., the Partnership is exposed to the amount shown on the Statements of Financial Condition. In the case of exchange-traded contracts, the Partnership’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee fund may be available in the event of a default.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

The following tables indicate the gross fair va lues of derivative instruments of futures contracts held directly by the Partnership as separate assets and liabilities as of June 30, 2015. There were no direct investments as of December 31, 2014.

June 30, 2015
Assets
Futures Contracts
Currencies	$6,946
Energy	616
Grains	525
Indices	3,470
Interest rates Non-U.S.	11
Livestock	223
Metals	690
Softs	3,948

Total unrealized appreciation on open futures contracts	16,429

Liabilities
Futures Contracts
Currencies	(2,720)
Energy	(434)
Indices	(364)
Interest Rates Non-U.S.	(1,605)
Livestock	(320)
Metals	(812)

Total unrealized depreciation on open futures contracts	(6,255)

Net unrealized appreciation on open futures contracts	$10,174 *

*	This amount is included in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

The following tables indicate the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,				Six Months Ended June 30,
Sector	2015		2014		2015		2014
Currencies	$73,075		$(191,252)		$(34,083)		$(172,306)
Energy	(400,693)		525,708		(1,078,629)		(1,037,631)
Grains	45,282		17,389		18,347		68,612
Indices	(367,668)		(223,847)		(270,015)		(630,258)
Interest Rates Non-U.S.	141,151		(380,637)		189,197		(775,805)
Interest Rates U.S.	26,583		189,066		48,530		265,474
Livestock	(33,281)		(120,940)		(17,970)		36,890
Metals	49,122		974		(46,545)		44,513
Softs	1,753		13,716		(14,391)		(124,980)

Total	$(464,676	)***	$(169,823	)***	$(1,205,559	)***	$(2,325,491	)***

***	This amount is included in “Total trading results” on the Partnership’s Statements of Income and Expenses and Changes in Partners’ Capital.

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

Emerging CTA Portfolio L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

The Partnership and the Funds consider prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of the U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by broker-dealers that derive fair values for those assets and liabilities from observable inputs (Level 2).

As of and for the periods ended June 30, 2015 and December 31, 2014, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the six months ended June 30, 2015 and the twelve months ended December 31, 2014, there were no transfers of assets or liabilities between Level 1 and Level 2.

There were no direct investments as of December 31, 2014.

	June 30, 2015	Level 1	Level 2	Level 3
Assets
Futures	$16,429	$16,429	$—	$—
U.S. Treasury bills	10,349,937	—	10,349,937	—

Total assets	$10,366,366	$16,429	$10,349,937	$—

Liabilities
Futures	$6,255	$6,255	$—	$—

Total liabilities	6,255	6,255	—	—

Net fair value	$10,360,111	$10,174	$10,349,937	$—

Emerging CTA Portfolio L.P.

Notes to Financial Statements

June 30, 2015

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

June 30, 2015

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

On March 1, 2013, the assets allocated to 300 North Capital for trading were invested in 300 North Master, a limited partnership organized under the partnership laws of the State of Delaware. The Partnership invested in 300 North Master with cash equal to $10,000,000. Effective October 31, 2014, the Partnership fully redeemed its investment in 300 North Master for cash equal to $12,374,970.

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

On September 1, 2014, the assets allocated to Perella for trading were invested in PGM Master, a limited partnership organized under the partnership laws of the State of Delaware. The Partnership invested in PGM Master with cash equal to $10,500,000. Effective June 30, 2015, the Partnership fully redeemed its investment in PGM Master for cash equal to $20,531,604. Since July 1, 2015, Perella has traded the assets allocated to it directly in a managed account in the Partnership’s name.

The General Partner is not aware of any material changes to any of the trading programs discussed above during the fiscal quarter ended June 30, 2015.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

The Funds’ and the Partnership’s trading of futures, forward and option contracts, as applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. The Funds engage in such trading through commodity brokerage accounts maintained with MS&Co.

A limited partner of the Funds may withdraw all or part of their capital contribution and undistributed profits, if any, from the Funds as of the end of any day (the “Redemption Date”) after a request for redemption has been made to the General Partner at least three business days in advance of the Redemption Date. Such withdrawals are classified as a liability when the limited partner elects to redeem and informs the Funds.

Management, General Partner and incentive fees are charged at the Partnership level. All trading, exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”) are borne by the Partnership directly or by the Funds and allocated to the Funds’ limited partners, including the Partnership. Other expenses are borne by the Funds and allocated to the Partnership, and also charged directly at the Partnership level. All other fees are charged at the Partnership level.

At June 30, 2015, the Partnership owned approximately 12.9% of Blackwater Master, 1.3% of Willowbridge Master, 49.5% of SECOR Master and 64.8% of Cambridge Master. At December 31, 2014, the Partnership owned approximately 16.0% of Blackwater Master, 3.9% of Willowbridge Master, 100% of SECOR Master, 68.5% of Cambridge Master and 100% of PGM Master. It is the Partnership’s intention to continue to invest in the Funds (other than PGM Master). The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same as they would be if the Partnership traded directly and the redemption rights are not affected.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

Summarized information reflecting the total assets, liabilities and partners’ capital of the Funds is shown in the following tables.

	June 30, 2015
	Total Assets	Total Liabilities	Total Partners’ Capital
Blackwater Master	$17,180,101	$185,646	$16,994,455
SECOR Master	52,531,233	22,372	52,508,861
Cambridge Master	38,483,438	376,447	38,106,991
Willowbridge Master	388,787,448	3,898,584	384,888,864
PGM Master	21,222,368	21,222,368	—

	December 31, 2014
	Total Assets	Total Liabilities	Total Partners’ Capital
Blackwater Master	$24,973,305	$43,208	$24,930,097
SECOR Master	29,645,057	40,459	29,604,598
Cambridge Master	39,046,641	48,456	38,998,185
Willowbridge Master	332,179,217	16,638,854	315,540,363
PGM Master	20,831,040	39,214	20,791,826

Summarized information reflecting the net investment income (loss) from trading, total trading results and net income (loss) of the Funds is shown in the following tables.

	For the three months ended June 30, 2015
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Blackwater Master	$(12,900)	$(455,735)	$(468,635)
SECOR Master	(100,822)	(143,575)	(244,397)
Cambridge Master	(36,769)	688,062	651,293
Willowbridge Master	(213,266)	(24,855,443)	(25,068,709)
PGM Master	(75,668)	(2,446,062)	(2,521,730)

	For the six months ended June 30, 2015
	Net Investment Income (loss)	Total Trading Results	Net Income (Loss)
Blackwater Master	$(23,133)	$(209,927)	$(233,060)
SECOR Master	(221,230)	2,557,803	2,336,573
Cambridge Master	(54,375)	3,200,205	3,145,830
Willowbridge Master	(490,804)	(13,622,175)	(14,112,979)
PGM Master	(136,430)	(923,314)	(1,059,744)

Emerging CTA Portfolio L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

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

June 30, 2015

(Unaudited)

Summarized information reflecting the Partnership’s investments in, and the Partnership’s pro rata share of the results of operations of, the Funds is shown in the following tables.

	June 30, 2015		For the three months ended June 30, 2015
	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
Funds				Clearing Fees	Other
Blackwater Master	2.17%	$2,192,804	$(54,031)	$1,167	$3,163	$(58,361)	Commodity Portfolio	Monthly
SECOR Master	25.70%	25,968,081	(154,584)	91,476	10,152	(256,212)	Commodity Portfolio	Monthly
Cambridge Master	24.42%	24,681,639	453,753	20,316	17,125	416,312	Commodity Portfolio	Monthly
Willowbridge Master	5.01%	5,061,381	(573,133)	3,886	464	(577,483)	Commodity Portfolio	Monthly
PGM Master (a)	—%	—	(2,445,694)	41,893	34,143	(2,521,730)	Commodity Portfolio	Monthly

Total		$57,903,905	$(2,773,689)	$158,738	$65,047	$(2,997,474)

	June 30, 2015		For the six months ended June 30, 2015
	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
Funds				Clearing Fees	Other
Blackwater Master	2.17%	$2,192,804	$3,687	$2,455	$5,950	$(4,718)	Commodity Portfolio	Monthly
SECOR Master	25.70%	25,968,081	1,648,919	192,697	30,146	1,426,076	Commodity Portfolio	Monthly
Cambridge Master	24.42%	24,681,639	2,081,417	22,468	33,341	2,025,608	Commodity Portfolio	Monthly
Willowbridge Master	5.01%	5,061,381	(142,084)	13,241	1,672	(156,997)	Commodity Portfolio	Monthly
PGM Master (a)	—%	—	(922,486)	75,206	62,052	(1,059,744)	Commodity Portfolio	Monthly

Total		$57,903,905	$2,669,453	$306,067	$133,161	$2,230,225

	December 31, 2014		For the three months ended June 30, 2014
	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
Funds				Clearing Fees	Other
Blackwater Master	3.47%	$3,980,034	$757,269	$10,700	$8,676	$737,893	Commodity Portfolio	Monthly
SECOR Master	25.83%	29,604,763	1,883,719	108,040	12,561	1,763,118	Commodity Portfolio	Monthly
Cambridge Master	23.30%	26,708,570	186,587	—	23,223	163,364	Commodity Portfolio	Monthly
Willowbridge Master	10.76%	12,341,418	300,740	14,182	4,412	282,146	Commodity Portfolio	Monthly
300 North Master (b)	—%	—	933,899	18,081	18,336	897,482	Commodity Portfolio	Monthly
Principle Master (c)	—%	—	134,064	34,887	23,543	75,634	Commodity Portfolio	Monthly
PGM Master	18.4%	20,791,945	—	—	—	—	Commodity Portfolio	Monthly

Total		$93,426,730	$4,196,278	$185,890	$90,751	$3,919,637

	December 31, 2014		For the six months ended June 30, 2014
	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
Funds				Clearing Fees	Other
Blackwater Master	3.47%	$3,980,034	$(809,000)	$23,805	$17,895	$(850,700)	Commodity Portfolio	Monthly
SECOR Master	25.83%	29,604,763	838,113	202,558	44,294	591,261	Commodity Portfolio	Monthly
Cambridge Master	23.30%	26,708,570	301,495	30,867	40,279	230,349	Commodity Portfolio	Monthly
Willowbridge Master	10.76%	12,341,418	(105,141)	30,906	7,769	(143,816)	Commodity Portfolio	Monthly
300 North Master (b)	—%	—	(3,701,369)	45,923	43,321	(3,790,613)	Commodity Portfolio	Monthly
Principle Master (c)	—%	—	(2,220,340)	69,850	42,572	(2,332,762)	Commodity Portfolio	Monthly
PGM Master	18.4%	20,791,945	—	—	—	—	Commodity Portfolio	Monthly

Total		$93,426,730	$(5,696,242)	$403,909	$196,130	$(6,296,281)

(a)	From January 1, 2015 through June 30, 2015, the date the Partnership fully redeemed its interest in PGM Master.

(b)	From January 1, 2014 through October 31, 2014, the date the Partnership fully redeemed its interest in 300 North Master.

(c)	From January 1, 2014 through July 31, 2014, the date the Partnership fully redeemed its interest in Principle Master.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

7. Financial Instrument Risks:

In the normal course of business, the Partnership and the Funds are parties to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, option and swap contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 52.2% to 68.9% of the Partnership’s/Funds’ contracts are traded OTC.

The Partnership and the Funds trade futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. When the contract is closed, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and net change in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.

Forward foreign currency contracts are those contracts where the Partnership and the Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed-upon future date. Forward foreign currency contracts are valued daily, and the Partnership’s and Funds’ net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward foreign exchange rates at the reporting date, is included in the Statements of Financial Condition. Net realized gains (losses) and net change in unrealized gains (losses) on forward foreign currency contracts are recognized in the period in which the contract is closed or the changes occur and are included in the Statements of Income and Expenses and Changes in Partners’ Capital.

The Partnership and the Funds do not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations due to changes in market prices of investments held. Such fluctuations are included in net income (loss) in the Statements of Income and Expenses and Changes in Partners’ Capital.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Partnership and the Funds are cash-settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and net change in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.

The Partnership/Funds may purchase and write (sell) both exchange-listed and OTC options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Partnership/Funds write an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked-to-market daily. When the Partnership/Funds purchase an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked-to-market daily. Net realized gains (losses) and net change in unrealized gains (losses) on option contracts are included in the Statements of Income and Expenses and Changes in Partners’ Capital.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds has credit risk and concentration risk, as MS&Co. or its affiliate is the sole counterparty or broker with respect to the Partnership’s/Funds’ assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co., the Partnership’s/Funds’ counterparty is an exchange or clearing organization.

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

Emerging CTA Portfolio L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

8. Subsequent Events

The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and has determined that other than that listed below, there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Effective June 30, 2015, the Partnership fully redeemed its investment in PGM Master. Effective July 1, 2015, the assets previously allocated to PGM Master are traded directly through an account in the Partnership’s name managed by Perella, the trading advisor to PGM Master.

On or about July 31, 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a Master Services Agreement, the Administrator will furnish certain administrative, accounting, regulatory, reporting, tax and other services as agreed from time to time. In addition, the Administrator will maintain certain books and records of the Partnership. The costs of retaining the Administrator will be allocated among the pools operated by the General Partner, including the Partnership. The General Partner does not expect that such additional expense will have a material impact on the Partnership’s break even point.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its assets are its (i) investments in the Funds, (ii) equity in its trading account, consisting of cash and cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options purchased at fair value and investment in U.S. Treasury bills at fair value, if applicable and (iii) interest receivable. The Funds’ only assets are their equity in trading accounts, consisting of cash and cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options purchased at fair value and U.S. Treasury bills at fair value, if applicable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments and investment in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2015.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by net realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2015, Partnership capital decreased 11.8% from $114,627,992 to $101,060,645. This decrease was attributable to redemptions of 9,940.1040 Class A Redeemable Units totaling $13,456,166 and 55.0020 General Partner Class A Redeemable Units totaling $75,907, coupled with a net loss of $2,626,274, which was partially offset by subscriptions for 1,895.8780 Class A Redeemable Units totaling $2,591,000. Future redemptions can impact the amount of funds available for investment in funds in subsequent periods.

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

The Partnership and the Funds record all investments at fair value in their financial statements, with changes in fair value reported as a component of net realized gains (losses) and net change in unrealized gains (losses) in the Statements of Income and Expenses and Changes in Partners’ Capital.

Results of Operations

During the Partnership’s second quarter of 2015, the net asset value per Class A Redeemable Unit decreased 4.3% from $1,380.07 to $1,320.35, as compared to an increase of 1.6% in the second quarter of 2014. The Partnership experienced a net trading loss before fees and expenses in the second quarter of 2015 of $3,239,895. Losses were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy, indices, non-U.S. interest rates, livestock and softs, and were partially offset by gains in grains, U.S. interest rates and metals. The Partnership experienced a net trading gain before fees and expenses in the second quarter of 2014 of $4,022,091. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy, indices, U.S. interest rates, livestock and softs, and were partially offset by losses in grains, non-U.S. interest rates and metals.

The most significant losses were recorded within the energy sector during April from short crude oil positions as prices rallied due to a weaker U.S. dollar, unrest in the Middle East, and signs that U.S. oil production may be faltering. Additional losses in this sector were incurred during May and June as oil prices fluctuated without consistent direction. Within the global interest rate sector, losses were experienced during the second quarter from long positions in U.S. and European fixed income futures as prices whipsawed amid uncertainty surrounding U.S. monetary policy and the Greek financial crisis. Within the agricultural sector, losses were recorded primarily during April from short lean hog futures positions as prices climbed higher after low prices spurred demand. Within the global stock index sector, losses were recorded mostly during April from long U.S. equity index futures positions as prices dropped following a weak gross domestic product report that sparked a late-month sell-off. A portion of the Partnership’s losses for the quarter was offset by gains achieved within the metals sector during April from long industrial metals futures positions as prices increased due to low stockpiles and the prospect of additional economic stimulus in China.

During the Partnership’s six months ended June 30, 2015, the net asset value per Class A Redeemable Unit decreased 2.5% from $1,354.30 to $1,320.35, as compared to a decrease of 7.5% in the six months ended June 30, 2014. The Partnership experienced a net trading gain before fees and expenses in the six months ended June 30, 2015 of $1,460,440. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, indices, U.S. interest rates and livestock, and were partially offset by losses in energy, grains, non-U.S. interest rates, metals and softs. The Partnership experienced a net trading loss before fees and expenses in the six months ended June 30, 2014 of $8,036,114. Losses were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy, indices, non-U.S. interest rates, metals and softs, and were partially offset by gains in currencies, grains, U.S. interest rates and livestock.

The most significant losses were recorded within the energy complex from February through June as oil prices fluctuated without consistent direction as the market assessed global demand and the value of the U.S. dollar. Within the agricultural sector, losses were incurred during January from long wheat futures positions as an expanding global grain surplus drove prices lower. Additional losses in the agricultural markets were recorded during March from long positions in cocoa futures as prices moved lower after industry reports indicated that cocoa production reached record highs in the Ivory Coast, the world’s top cocoa producing region. Further losses in this sector were recorded during April from short lean hog futures positions. Within the metals sector, losses were recorded primarily during February from short copper futures positions as prices increased amid signs global supplies would tighten. In April, additional losses were recorded in this sector from long base metals positions. A portion of the Partnership’s losses during the first six months of the year was offset by gains recorded within the currency sector during the first quarter from short euro positions versus the U.S. dollar as the value of the euro decreased due to an unprecedented economic stimulus program introduced by the European Central Bank. During March, additional currency gains were recorded in this sector from long Russian ruble positions versus the U.S. dollar as its value increased after Russian tax payments required exporters to convert their foreign currency earnings into rubles. Gains achieved during April were from long Singapore dollar positions versus the U.S. dollar. In the global interest rate sector, gains were recorded primarily during January from long European and Canadian fixed income futures positions as prices advanced after the central banks in both the European Union and Canada announced stimulus measures to combat widespread deflationary concerns and slowing economic growth. Long positions in U.S. Treasury note futures also contributed gains during January as prices advanced after falling crude oil prices dampened inflationary concerns and decreased the urgency for the U.S. Federal Reserve to increase interest rates. Within the stock index sector, gains were experienced during February and March from long positions in European and U.S. index futures as prices were supported by the European Central Bank’s asset purchasing program and positive economic data in the U.S.

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

        Interest income on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account during each month was earned at the monthly average of the 4-week U.S. Treasury bill discount rate. Interest income for the three and six months ended June 30, 2015 decreased by $3,506 and $13,033, respectively, as compared to the corresponding periods in 2014. The decrease in interest income is due to lower U.S. Treasury bill rates, as well as lower average daily equity during the three and six months ended June 30, 2015, as compared to the corresponding periods in 2014. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership and the Funds depends on the average daily equity in the Partnership’s and the Funds’ accounts and upon interest rates over which neither the Partnership/Funds nor MS&Co. has control.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. Ongoing selling agent fees for the three and six months ended June 30, 2015 decreased by $306,998 and $1,053,500, respectively, as compared to the corresponding periods in 2014. The decrease in ongoing selling agent fees is due to lower average net assets during the three and six months ended June 30, 2015, as compared to the corresponding periods in 2014, as well as reductions in the ongoing selling agent fee rate effective October 1, 2014 and April 1, 2014.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three and six months ended June 30, 2015 decreased by $24,148 and $26,473, respectively, as compared to the corresponding periods in 2014. The decrease in these clearing fees is primarily due to a decrease in the number of direct trades made by the Partnership during the three and six months ended June 30, 2015, as compared to the corresponding periods in 2014.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. Management fees for the three and six months ended June 30, 2015 decreased by $66,150 and $133,350, respectively, as compared to the corresponding periods in 2014. The decrease in management fees is due to lower average net assets during the three and six months ended June 30, 2015, as compared to the corresponding periods in 2014.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things (i) selecting, appointing and terminating the Partnership’s commodity trading advisors, (ii) allocating and reallocating the Partnership’s assets among the commodity trading advisors and (iii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. General Partner fees for the three and six months ended June 30, 2015 increased by $99,238 and $200,995, respectively, as compared to the corresponding periods in 2014. The increase in General Partner fees is due to an increase in the General Partner fee effective October 1, 2014.

Incentive fees paid by the Partnership to the Advisors are based on the new trading profits generated by each Advisor at the end of the quarter, as defined in the respective management agreements among the Partnership, the General Partner and each Advisor. Trading performance for the three and six months ended June 30, 2015 resulted in incentive fees in the amounts of $14,893 and $767,146, respectively, and a reversal of incentive fees in the amount of $12,209 for the six months ended June 30, 2014. There were no incentive fees accrued for the three months ended June 30, 2014. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

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

As of June 30, 2015 and March 31, 2015, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	June 30, 2015		March 31, 2015
Blackwater	$2,194,958	2%	$2,275,599	2%
Cambridge	$24,566,037	24%	$25,973,477	23%
Centurion	$16,882,272	17%	$16,555,281	15%
Perella	$20,452,858	20%	$21,229,346	19%
SECOR	$25,851,383	26%	$26,442,014	24%
Willowbridge	$5,043,073	5%	$9,954,065	9%
Other	$6,070,064	6%	$9,569,016	8%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2015 and December 31, 2014, as applicable. As of June 30, 2015, the Partnership’s total capitalization was $101,060,645.

June 30, 2015

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$12,153,803	12.02%
Energy	291,749	0.29%
Grains	239,760	0.24%
Indices	3,905,091	3.86%
Interest Rates U.S.	308,965	0.31%
Interest Rates Non-U.S.	416,639	0.41%
Livestock	96,669	0.10%
Metals	671,017	0.66%
Softs	229,486	0.23%

Total	$18,313,179	18.12%

As of December 31, 2014, the Partnership’s total capitalization was $114,627,992.

December 31, 2014

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$12,444,997	10.86%
Energy	896,409	0.78%
Grains	571,670	0.50%
Indices	5,068,663	4.42%
Interest Rates U.S.	737,928	0.65%
Interest Rates Non-U.S.	1,677,853	1.46%
Livestock	71,396	0.06%
Metals	744,638	0.65%
Softs	185,845	0.16%

Total	$22,399,399	19.54%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and through its investments in the Funds by market category as of June 30, 2015 and December 31, 2014, and the highest, lowest and average values during the three months ended June 30, 2015 and the twelve months ended December 31, 2014. All open contracts trading risk exposures have been included in calculating the figures set forth below. There were no direct investments as of December 31, 2014.

As of June 30, 2015, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

June 30, 2015

			Three Months Ended June 30, 2015
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$106,678	0.11%	$262,284	$6,050	$70,116
Energy	25,080	0.02%	1,289,713	2,200	484,529
Grains	1,650	0.00%**	121,880	1,650	14,007
Indices	61,730	0.06%	606,521	6,433	105,014
Interest Rates Non-U.S.	11,074	0.01%	94,794	5,129	9,452
Livestock	7,920	0.01%	30,096	1,320	5,280
Metals	10,524	0.01%	236,720	4,400	29,043
Softs	11,550	0.01%	59,070	770	4,840

Total	$236,206	0.23%

*	Average of month-end Values at Risk.
**	Due to rounding.

As of June 30, 2015, Blackwater Master’s total capitalization was $16,994,455. The Partnership owned approximately 12.9% of Blackwater Master. As of June 30, 2015, Blackwater Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Blackwater for trading) was as follows:

June 30, 2015

			Three Months Ended June 30, 2015
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$548,046	3.22%	$643,921	$78,991	$368,933
Energy	67,320	0.40%	74,360	31,020	33,880
Indices	447,990	2.64%	948,867	242,730	497,029
Interest Rates U.S.	29,920	0.18%	108,900	9,158	43,303
Interest Rates Non-U.S.	144,902	0.85%	259,988	43,483	122,935
Livestock	34,320	0.20%	67,320	20,592	18,304
Metals	421,270	2.48%	421,270	42,900	172,017

Total	$1,693,768	9.97%

*	Average of month-end Values at Risk.

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

As of June 30, 2015, Cambridge Master’s total capital was $38,106,991. The Partnership owned approximately 64.8% of Cambridge Master. As of June 30, 2015, Cambridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Cambridge for trading) was as follows:

June 30, 2015

			Three Months Ended June 30, 2015
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$18,011,796	47.27%	$23,300,437	$14,810,310	$18,435,194

Total	$18,011,796	47.27%

*	Average of month-end Values at Risk.

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

As of June 30, 2015, Willowbridge Master’s total capitalization was $384,888,864. The Partnership owned approximately 1.3% of Willowbridge Master. As of June 30, 2015, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:

June 30, 2015

			Three Months Ended June 30, 2015
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$23,444,823	6.09%	$31,458,013	$1,003,736	$24,233,018
Energy	3,194,131	0.83%	5,132,785	667,917	1,776,770
Indices	2,887,027	0.75%	6,122,461	660,536	2,507,664
Interest Rates U.S.	1,100,512	0.29%	10,847,156	367,325	2,291,147

Total	$30,626,493	7.96%

*	Average of month-end Values at Risk.

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

As of June 30, 2015, SECOR Master’s total capitalization was $52,508,861. The Partnership owned approximately 49.5% of SECOR Master. As of June 30, 2015, SECOR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to SECOR for trading) was as follows:

June 30, 2015

			Three Months Ended June 30, 2015
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$437,295	0.83%	$745,527	$172,491	$425,973
Grains	481,030	0.92%	481,030	171,568	363,348
Indices	7,571,796	14.42%	8,675,689	5,743,896	6,749,907
Interest Rates U.S.	587,473	1.12%	1,261,585	189,695	801,151
Interest Rates Non-U.S.	781,561	1.49%	1,688,746	509,078	900,539
Livestock	170,346	0.32%	236,973	81,015	163,224
Metals	1,224,544	2.33%	1,737,964	752,490	1,272,462
Softs	440,275	0.84%	688,050	157,135	335,812

Total	$11,694,320	22.27%

*	Average of month-end Values at Risk.

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

As of June 30, 2015, the Partnership has fully redeemed its investment in PGM Master. As of December 31, 2014, PGM Master’s total capitalization was $20,791,826. The Partnership owned 100% of PGM Master. As of December 31, 2014, PGM Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Perella for trading) was as follows:

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2015 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings pending against the Partnership, nor the General Partner.

The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC (“MS&Co.” or the “Company”).

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the U.S. Securities and Exchange Commission (“SEC”) as required by the Securities Exchange Act of 1934, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2014, 2013, 2012, 2011 and 2010.

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

Regulatory and Governmental Matters.

The Company has received subpoenas and requests for information from certain federal and state regulatory and governmental entities, including among others various members of the RMBS Working Group of the Financial Fraud Enforcement Task Force, such as the United States Department of Justice, Civil Division and several state Attorney General’s Offices, concerning the origination, financing, purchase, securitization and servicing of subprime and non-subprime residential mortgages and related matters such as residential mortgage backed securities (“RMBS”), collateralized debt obligations (“CDOs”), structured investment vehicles (“SIVs”) and credit default swaps backed by or referencing mortgage pass-through certificates. These matters, some of which are in advanced stages, include, but are not limited to, investigations related to the Company’s due diligence on the loans that it purchased for securitization, the Company’s communications with ratings agencies, the Company’s disclosures to investors, and the Company’s handling of servicing and foreclosure related issues.

On February 25, 2015, the Company reached an agreement in principle with the United States Department of Justice, Civil Division and the United States Attorney’s Office for the Northern District of California, Civil Division (collectively, the “Civil Division”) to pay $2.6 billion to resolve certain claims that the Civil Division indicated it intended to bring against the Company. While the Company and the Civil Division have reached an agreement in principle to resolve this matter, there can be no assurance that the Company and the Civil Division will agree on the final documentation of the settlement.

In May 2014, the California Attorney General’s Office (“CAAG”), which is one of the members of the RMBS Working Group, indicated that it has made certain preliminary conclusions that the Company made knowing and material misrepresentations regarding RMBS and that it knowingly caused material misrepresentations to be made regarding the Cheyne SIV, which issued securities marketed to the California Public Employees Retirement System. The CAAG has further indicated that it believes the Company’s conduct violated California law and that it may seek treble damages, penalties and injunctive relief. The Company does not agree with these conclusions and has presented defenses to them to the CAAG.

On September 16, 2014, the Virginia Attorney General’s Office filed a civil lawsuit, styled Commonwealth of Virginia ex rel. Integra REC LLC v. Barclays Capital Inc., et al., against the Company and several other defendants in the Circuit Court of the City of Richmond related to RMBS. The lawsuit alleges that the Company and the other defendants knowingly made misrepresentations and omissions related to the loans backing RMBS purchased by the Virginia Retirement System (“VRS”). The complaint alleges VRS suffered total losses of approximately $384 million on these securities, but does not specify the amount of alleged losses attributable to RMBS sponsored or underwritten by the Company. The complaint asserts claims under the Virginia Fraud Against Taxpayers Act, as well as common law claims of actual and constructive fraud, and seeks, among other things, treble damages and civil penalties. On January 20, 2015, the defendants filed a demurrer to the complaint and a plea in bar seeking dismissal of the complaint.

In October 2014, the Illinois Attorney General’s Office (“IL AG”) sent a letter to the Company alleging that the Company knowingly made misrepresentations related to RMBS purchased by certain pension funds affiliated with the State of Illinois and demanding that the Company pay the IL AG approximately $88 million. The Company does not agree with these allegations and has presented defenses to them to the IL AG.

On January 13, 2015, the New York Attorney General’s Office (“NYAG”), which is also a member of the RMBS Working Group, indicated that it intends to file a lawsuit related to approximately 30 subprime securitizations sponsored by the Company. NYAG indicated that the lawsuit would allege that the Company misrepresented or omitted material information related to the due diligence, underwriting and valuation of the loans in the securitizations and the properties securing them and indicated that its lawsuit would be brought under the Martin Act. The Company does not agree with NYAG’s allegations and has presented defenses to them to NYAG.

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

On April 21, 2015, the Chicago Board Options Exchange, Incorporated (“CBOE”) and the CBOE Futures Exchange, LLC (“CFE”) filed statements of charges against the Company in connection with trading by one of the Company’s former traders of EEM options contracts that allegedly disrupted the final settlement price of the November 2012 VXEM futures. CBOE alleged that the Company violated CBOE Rules 4.1, 4.2 and 4.7, Sections 9(a) and 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder. CFE alleged that the Company violated CFE Rules 608, 609 and 620. Both matters are ongoing.

On June 18, 2015, the Company entered into a settlement with the SEC and paid a fine of $500,000 as part of the MCDC Initiative to resolve allegations that the Company failed to form a reasonable basis through adequate due diligence for believing the truthfulness of the assertions by issuers and/or obligors regarding their compliance with previous continuing disclosure undertakings pursuant to Rule 15c2-12 in connection with offerings in which the Company acted as senior or sole underwriter.

Other Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against the Company and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by the Company was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied the Company’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. At June 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $49 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $49 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against the Company and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. On January 26, 2015, as a result of a settlement with certain other defendants, the plaintiff requested and the court subsequently entered a dismissal with prejudice of certain of the plaintiff’s claims, including all remaining claims against the Company in the Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al. action. On February 18, 2015, the court entered an order setting a number of claims for trial throughout 2016. Claims against the Company have not yet been set for trial. At June 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $63 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss for this action up to the difference between the $63 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against the Company, styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that the Company misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that the Company knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied the Company’s motion to dismiss the complaint. Based on currently available information, the Company believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against the Company and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by the Company at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $78 million. At June 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $53 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $53 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against the Company and certain affiliates in the Superior Court of the State of New Jersey, styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. On October 16, 2012, plaintiffs filed an amended complaint. The amended complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company is approximately $1.073 billion. The amended complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud, fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On January 2, 2015, the court denied defendants’ renewed motion to dismiss the amended complaint. At June 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $590 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $590 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which were granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. Plaintiff has voluntarily dismissed its claims against the Company with respect to two of the securitizations at issue, such that the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company is approximately $358 million. At June 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $57 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $57 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against the Company, certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $694 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court denied the defendants’ motion to dismiss. On August 4, 2014, claims regarding two certificates were dismissed by stipulation. After these dismissals, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $644 million. On September 12, 2014, the Company filed a notice of appeal from the denial of the motion to dismiss. On January 12, 2015, the Company filed an amended answer to the complaint. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $283 million, and the certificates had incurred actual losses of approximately $80 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $283 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses.

On September 23, 2013, the plaintiff in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against the Company and certain affiliates in the United States District Court for the Southern District of New York. The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to the plaintiff of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiffs was approximately $417 million. The complaint alleges causes of action against the Company for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissory and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014 the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933 and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. On November 17, 2014, the plaintiff filed an amended complaint. On December 15, 2014, defendants answered the amended complaint. At June 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $200 million, and the certificates had incurred actual losses of $28 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $200 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Settled Civil Litigation

On August 25, 2008, the Company and two ratings agencies were named as defendants in a purported class action related to securities issued by a structured investment vehicle called Cheyne Finance PLC and Cheyne Finance LLC (together, the “Cheyne SIV”). The case was styled Abu Dhabi Commercial Bank, et al. v. Morgan Stanley & Co. Inc., et al. The complaint alleged, among other things, that the ratings assigned to the securities issued by the Cheyne SIV were false and misleading, including because the ratings did not accurately reflect the risks associated with the subprime residential mortgage backed securities held by the Cheyne SIV. The plaintiffs asserted allegations of aiding and abetting fraud and negligent misrepresentation relating to approximately $852 million of securities issued by the Cheyne SIV. On April 24, 2013, the parties reached an agreement to settle the case, and on April 26, 2013, the court dismissed the action with prejudice. The settlement does not cover certain claims that were previously dismissed.

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against the Company and/or its affiliates and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints asserted claims on behalf of certain clients of plaintiff’s affiliates and allege that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company and/or its affiliates or sold to plaintiff’s affiliates’ clients by the Company and/or its affiliates in the two matters was approximately $263 million. On February 11, 2014, the parties entered into an agreement to settle the litigation. On February 20, 2014, the court dismissed the action.

On October 25, 2010, the Company, certain affiliates and Pinnacle Performance Limited, a special purpose vehicle (“SPV”), were named as defendants in a purported class action related to securities issued by the SPV in Singapore, commonly referred to as “Pinnacle Notes.” The case is styled Ge Dandong, et al. v. Pinnacle Performance Ltd., et al. and was pending in the SDNY. On January 31, 2014, the plaintiffs filed a second amended complaint, which asserted common law claims of fraud, aiding and abetting fraud, fraudulent inducement, aiding and abetting fraudulent inducement, and breach of the implied covenant of good faith and fair dealing. On July 17, 2014, the parties reached an agreement to settle the litigation, which received final court approval on July 2, 2015.

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against the Company in the Supreme Court of NY, NY County, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011, and alleges that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to the plaintiffs by the Company was approximately $104 million. The complaint raised common law claims of fraud, fraudulent inducement, aiding and abetting fraud, and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with the plaintiffs’ purchases of such certificates. On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order the Company appealed on April 11, 2013. On May 3, 2013, the Company filed its answer to the amended complaint. On January 16, 2015, the parties reached an agreement to settle the litigation.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against the Company and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by the Company was approximately $153 million. On June 8, 2015, the parties reached an agreement to settle the litigation.

On September 2, 2011, the Federal Housing Finance Agency (“FHFA”), as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including the Company and certain affiliates. A complaint against the Company and certain affiliates and other defendants was filed in the Supreme Court of NY, styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raised claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages. On February 7, 2014, the parties entered into an agreement to settle the litigation. On February 20, 2014, the court dismissed the action.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against the Company and certain affiliates in the Supreme Court of NY, NY County styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012, and alleges that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten, and/or sold by the Company was approximately $758 million. The amended complaint raised common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory, and/or rescissionary damages, as well as punitive damages, associated with the plaintiffs’ purchases of such certificates. On April 11, 2014, the parties entered into a settlement agreement.

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

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B, filed two complaints against the Company in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation as Receiver for Franklin Bank, S.S.B v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that the Company made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to plaintiff by the Company in these cases was approximately $67 million and $35 million, respectively. On July 2, 2015, the parties reached an agreement to settle the litigation.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against the Company and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $141 million. On July 28, 2015, the parties reached an agreement to settle the litigation.

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

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended June 30, 2015, there were subscriptions for 791.1590 Class A Redeemable Units totaling $1,071,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used in the trading of commodity interests including futures contracts, options, forward and swap contracts.

The following chart sets forth the purchases of Limited Partner Redeemable Units by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2015- April 30, 2015	1,696.5350	$1,346.86	N/A	N/A
May 1, 2015- May 31, 2015	1,904.0150	$1,336.40	N/A	N/A
June 1, 2015- June 30, 2015	1,804.1700	$1,320.35	N/A	N/A
	5,404.7200	$1,334.33

*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.
**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 3.	Defaults Upon Senior Securities. None.

Item 4.	Mine Safety Disclosures. Not Applicable.

Item 5.	Other Information. None.

Item 6.	Exhibits

3.1(a)	Certificate of Limited Partnership dated June 30, 2003 (filed as Exhibit 3.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(b)	Certificate of Amendment of the Certificate of Limited Partnership dated September 21, 2005 (filed as Exhibit 3.1(a) to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(c)	Certificate of Amendment of the Certificate of Limited Partnership dated September 19, 2008 (filed as Exhibit 3.1(c) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(d)	Certificate of Amendment of the Certificate of Limited Partnership dated September 28, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(e)	Certificate of Amendment of the Certificate of Limited Partnership dated June 29, 2010 (filed as Exhibit 3.1(e) to the Current Report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

(f)	Certificate of Amendment of the Certificate of Limited Partnership dated September 2, 2011 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on September 7, 2011 and incorporated herein by reference).

(g)	Certificate of Amendment of the Certificate of Limited Partnership dated August 7, 2013 (filed as Exhibit 3.1(g) to the Quarterly Report on Form 10-Q filed on August 14, 2013 and incorporated herein by reference).

3.2	Fourth Amended and Restated Limited Partnership Agreement effective May 1, 2012 (filed as Exhibit 3.2 to the Annual Report on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.1	Customer Agreement among the Partnership, the General Partner and CGM (filed as Exhibit 10.9 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

10.2	Form of Subscription Agreement (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on November 14, 2012 and incorporated herein by reference).

10.3(a)

Alternative Investment Selling Agent Agreement among the Partnership, the General Partner and Morgan Stanley Wealth Management effective October 1, 2013 (filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

(b)	Letter Amendment to the Alternative Investment Selling Agent Agreement among the Partnership, the General Partner and Morgan Stanley Wealth Management, effective April 1, 2014 (filed as Exhibit 10.4(b) to the Quarterly Report on Form 10-Q filed on May 14, 2014 and incorporated herein by reference).

(c)	Letter Amendment to the Alternative Investment Selling Agent Agreement among the Partnership, the General Partner and Morgan Stanley Wealth Management effective October 1, 2014 (filed as Exhibit 10.4(c) to the Quarterly Report on Form 10-Q filed on August 13, 2014 and incorporated herein by reference).

10.4(a)	Amended and Restated Management Agreement among the Partnership, the General Partner and Blackwater Capital Management, LLC (filed as Exhibit 10.13 to the Current Report on Form 8-K filed on November 4, 2010 and incorporated herein by reference).

(b)	Amendment No.1 to the Amended and Restated Management Agreement among the Partnership, the General Partner and Blackwater Capital Management, LLC (filed as Exhibit 10.6(b) to the Quarterly Report on Form 10-Q filed on May 14, 2014 and incorporated herein by reference).

(c)	Letter from the General Partner to Blackwater Capital Management, LLC extending the Management Agreement from June 30, 2014 to June 30, 2015 (filed as Exhibit 10.7(c) to the Annual Report on Form 10-K filed on March 30, 2015 and incorporated herein by reference).

10.5(a)	Amended and Restated Management Agreement among the Partnership, the General Partner and Willowbridge Associates Inc. (filed as Exhibit 10.9(a) to the Quarterly Report on Form 10-Q filed on November 13, 2014 and incorporated herein by reference).

(b)	Amendment to the Management Agreement among the Partnership, the General Partner and Willowbridge Associates Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 7, 2013 and incorporated herein by reference).

(c)	Letter from the General Partner to Willowbridge Associates Inc. extending the Management Agreement from June 30, 2014 to June 30, 2015 (filed as Exhibit 10.10(c) to the Annual Report on Form 10-K filed on March 30, 2015 and incorporated herein by reference).

10.6(a)

Amended and Restated Management Agreement among the Partnership, the General Partner and The Cambridge Strategy (Asset Management) Limited (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on October 7, 2013 and incorporated herein by reference).

(b)	Letter from the General Partner to The Cambridge Strategy (Asset Management) Limited extending the Management Agreement from June 30, 2014 to June 30, 2015 (filed as Exhibit 10.12(b) to the Annual Report on Form 10-K filed on March 30, 2015 and incorporated herein by reference).

10.7(a)	Management Agreement among the Partnership, the General Partner and Bleecker Street Capital, LLC (filed as Exhibit 10.15 to the Quarterly Report on Form 10-Q filed on November 14, 2012 and incorporated herein by reference).

(b)	Letter from the General Partner to Bleecker Street Capital, LLC extending the Management Agreement from June 30, 2014 to June 30, 2015 (filed as Exhibit 10.13(b) to the Annual Report on Form 10-K filed on March 30, 2015 and incorporated herein by reference).

10.8(a)	Escrow Agreement among the General Partner, Morgan Stanley Wealth Management and The Bank of New York (filed as Exhibit 10.14(a) to the Annual Report on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

(b)	Amendment No. 5 to Escrow Agreement among the General Partner, Morgan Stanley Wealth Management and The Bank of New York (filed as Exhibit 10.14(b) to the Annual Report on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.9(a)	Management Agreement among the Partnership, the General Partner and SECOR Capital Advisors, LP (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 7, 2013 and incorporated herein by reference).

(b)	Letter from the General Partner to SECOR Capital Advisors, LP extending the Management Agreement from June 30, 2014 to June 30, 2015 (filed as Exhibit 10.14(b) to the Annual Report on Form 10-K filed on March 30, 2015 and incorporated herein by reference).

10.10	Amended and Restated Commodity Futures Customer Agreement between the Partnership and MS&Co., effective August 21, 2013 (filed as Exhibit 10.17 to the Quarterly Report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

10.11(a)	Management Agreement among the Partnership, the General Partner and Principle Capital Management LLC (filed as Exhibit 10.18 to the Quarterly Report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

(b)	Letter from the General Partner to Principle Capital Management LLC extending the Management Agreement from June 30, 2014 to June 30, 2015 (filed as Exhibit 10.16(b) to the Annual Report on Form 10-K filed on March 30, 2015 and incorporated herein by reference).

10.12(a)	Management Agreement among the Partnership, the General Partner and 300 North Capital LLC (filed as Exhibit 10.19 to the Quarterly Report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

(b)	Letter from the General Partner to 300 North Capital LLC extending the Management Agreement from June 30, 2014 to June 30, 2015 (filed as Exhibit 10.17(b) to the Annual Report on Form 10-K filed on March 30, 2015 and incorporated herein by reference).

10.13	Management Agreement among the Partnership, the General Partner and Centurion Investment Management, LLC (filed as Exhibit 10.18 to the Quarterly Report on Form 10-Q filed on November 13, 2014 and incorporated herein by reference).

10.14	Amended and Restated Management Agreement among the Partnership, the General Partner and Perella Weinberg Partners Capital Management LP (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on July 6, 2015 and incorporated herein by reference).

10.15	Master Services Agreement by and among the Partnership, the General Partner and SS&C Technologies, Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 6, 2015 and incorporated herein by reference).

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

Date: August 12, 2015

By:	/s/ Steven Ross
Steven Ross Chief Financial Officer (Principal Accounting Officer)

Date: August 12, 2015