Form 10-Q
period 2015-09-30
EMERGING CTA PORTFOLIO LP
filed 2015-11-12
CIK 1269190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes -  No X

As of October 31, 2015, 72,892.8212 Limited Partnership Class A Redeemable Units were outstanding.

EMERGING CTA PORTFOLIO L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Emerging CTA Portfolio L.P.

Statements of Financial Condition

	(Unaudited) September 30, 2015	December 31, 2014
Assets:
Investment in Funds (1), at fair value	$63,061,528	$93,426,730
Equity in trading account:
Investment in U.S. Treasury bills, at fair value (amortized cost $13,998,231 and $0 at September 30, 2015 and December 31, 2014, respectively)	14,000,665	-
Cash	18,149,601	25,786,501
Cash margin	6,632,832	-
Net unrealized appreciation on open futures contracts	371,460	-

Total trading equity	102,216,086	119,213,231
Redemptions receivable from Funds	2,233,594	-
Interest receivable	81	152

Total assets	$104,449,761	$119,213,383

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$73,933	$-
Accrued expenses:
Ongoing selling agent fees	173,960	198,685
Management fees	135,268	151,108
General Partner fees	86,784	99,297
Incentive fees	667,285	2,102,114
General Partner incentive fees	37,394	-
Clearing fees due to MS&Co.	-	2,151
Other	234,889	54,096
Redemptions payable to General Partner	99,988	-
Redemptions payable to Limited Partners	1,014,856	1,977,940

Total liabilities	2,524,357	4,585,391

Partners’ Capital:
General Partner, 814.5646 and 942.3886 Class A Redeemable Units outstanding at September 30, 2015 and December 31, 2014, respectively	1,118,434	1,276,279
Limited Partners, 73,418.5872 and 83,697.5332 Class A Redeemable Units outstanding at September 30, 2015 and December 31, 2014, respectively	100,806,970	113,351,713

Total partners’ capital	101,925,404	114,627,992

Total liabilities and partners’ capital	$104,449,761	$119,213,383

Net asset value per unit, Class A	$1,373.04	$1,354.30

  (1)    Defined in Note 1.

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.

Condensed Schedule of Investments

September 30, 2015

(Unaudited)

			Notional ($) / Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy			3	$(529)	(0.00)	*%
Grains			4	(1,655)	(0.00)	*
Indices			290	(1,032,936)	(1.01)
Interest Rates U.S.			470	54,686	0.05
Interest Rates Non-U.S.			1,363	313,363	0.31
Livestock			4	(192)	(0.00)	*
Metals			13	(1,021)	(0.00)	*
Softs			17	3,704	0.00	*

Total futures contracts purchased				(664,580)	(0.65)

Futures Contracts Sold
Currencies			13	(1,717)	(0.00)	*
Energy			35	27,349	0.02
Grains			4	(270)	(0.00)	*
Indices			446	1,342,658	1.32
Interest Rates U.S.			468	(90,333)	(0.09)
Interest Rates Non-U.S.			1,161	(217,413)	(0.21)
Metals			42	(24,644)	(0.03)
Softs			1	410	0.00	*

Total futures contracts sold				1,036,040	1.01

Net unrealized appreciation on open futures contracts				371,460	0.36

Unrealized Appreciation on Open Forward Contracts
Currencies			$17,550,440	63,072	0.06

Total unrealized appreciation on open forward contracts				63,072	0.06

Unrealized Depreciation on Open Forward Contracts
Currencies			$14,634,207	(137,005)	(0.13)

Total unrealized depreciation on open forward contracts				(137,005)	(0.13)

Net unrealized depreciation on open forward contracts				(73,933)	(0.07)

U.S. Government Securities

Face Amount	Maturity Date	Description
$14,000,000	12/17/2015	U.S. Treasury bills, 0.05% (Amortized cost of $13,998,231)		14,000,665	13.74

Investment in Funds:
SECOR Master Fund L.P.				24,774,491	24.31
Cambridge Master Fund L.P.				25,742,479	25.25
CMF Willowbridge Master Fund L.P.				12,544,558	12.31

Total Investment in Funds				63,061,528	61.87

Net fair value				$77,359,720	75.90%

*      Due to rounding

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.

Condensed Schedule of Investments

December 31, 2014

	Fair Value	% of Partners’ Capital

Investment in Funds:
Blackwater Master Fund L.P.	$3,980,034	3.47%
SECOR Master Fund L.P.	29,604,763	25.83
Cambridge Master Fund L.P.	26,708,570	23.30
CMF Willowbridge Master Fund L.P.	12,341,418	10.76
PGM Master Fund L.P.	20,791,945	18.14

Total Investment in Funds	93,426,730	81.50

Net fair value	$93,426,730	81.50%

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2015	2014	2015	2014
Investment Income:
Interest income	$3,431	$1,007	$4,492	$4,174
Interest income allocated from Funds	7,319	2,912	10,773	17,293

Total investment income	10,750	3,919	15,265	21,467

Expenses:
Clearing fees related to direct investments	86,137	88,122	186,545	215,003
Expenses allocated from funds	127,288	385,076	566,516	985,115
Ongoing selling agent fees	522,959	759,211	1,642,656	2,932,408
Management fees	406,464	443,091	1,252,263	1,422,240
General Partner fees	260,886	151,686	820,278	510,083
Incentive fees	667,285	683,130	1,434,431	670,921
General Partner incentive fees	37,394	-	37,394	-
Other	150,986	150,497	410,545	372,084

Total expenses	2,259,399	2,660,813	6,350,628	7,107,854

Net investment loss	(2,248,649)	(2,656,894)	(6,335,363)	(7,086,387)

Trading Results:
Net realized gains (losses) on closed contracts	(780,521)	(783,500)	(1,996,254)	(3,186,342)
Net realized gains (losses) on closed contracts allocated from Funds	5,267,432	3,804	11,971,439	1,492,945
Net change in unrealized gains (losses) on open contracts	896,063	(810,312)	906,237	(732,961)
Net change in unrealized gains (losses) on open contracts allocated from Funds	880,966	5,242,218	(3,157,042)	(1,957,546)

Total trading results	6,263,940	3,652,210	7,724,380	(4,383,904)

Net income (loss)	4,015,291	995,316	1,389,017	(11,470,291)
Subscriptions - Limited Partners	793,167	645,260	3,384,167	6,466,983
Redemptions - General Partner	(99,987)	(702,619)	(175,894)	(702,619)
Redemptions - Limited Partners	(3,843,712)	(14,588,077)	(17,299,878)	(42,313,886)

Net increase (decrease) in Partners’ Capital	864,759	(13,650,120)	(12,702,588)	(48,019,813)
Partners’ Capital, beginning of period	101,060,645	127,751,995	114,627,992	162,121,688

Partners’ Capital, end of period	$101,925,404	$114,101,875	$101,925,404	$114,101,875

Net asset value per unit, Class A (74,233.1518 and 90,350.8908 units outstanding at September 30, 2015 and 2014, respectively)	$1,373.04	$1,262.88	$1,373.04	$1,262.88

Net income (loss) per unit, Class A*	$52.69	$13.86	$18.74	$(87.52)

Weighted average Class A units outstanding	75,799.4413	98,070.5265	79,922.2321	108,828.8182

*      Represents the change in net asset value per unit during the period.

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

1.    Organization:

Emerging CTA Portfolio L.P. (the “Partnership”) is a limited partnership that was organized on July 7, 2003 under the partnership laws of the State of New York. The objective of the Partnership is to achieve capital appreciation through the allocation of assets to early-stage commodity trading advisors or established advisors employing early-stage strategies, which engage, directly and indirectly through investments in the Funds (defined below), in speculative trading of a diversified portfolio of commodity interests, including futures, option on futures, forward, option on forward, spot and swap contracts, cash commodities and any other rights or interest pertaining thereto. The Partnership may also enter into swap and other derivative transactions directly and through its investments in the Funds with the approval of the General Partner (defined below). The sectors traded include currencies, livestock, lumber, energy, grains, metals, indices, softs and U.S. and non-U.S. interest rates. The commodity interests that are traded by the Partnership and the Funds are volatile and involve a high degree of market risk. The General Partner may also determine to invest up to all of the Partnership’s assets in United States (“U.S”) Treasury bills.

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

As of September 1, 2011, the Partnership began offering three classes of limited partnership interests: Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units; each of which will be referred to as a “Class” and collectively referred to as the “Classes.” All Redeemable Units issued prior to September 1, 2011 were deemed “Class A Redeemable Units.” The rights, liabilities, risks, and fees associated with investment in the Class A Redeemable Units were not changed. Class A Redeemable Units and Class D Redeemable Units are available to taxable U.S. individuals and institutions, as well as U.S. tax exempt individuals and institutions. Class Z Redeemable Units are offered to certain employees of Morgan Stanley and its subsidiaries (and their family members). The Class of Redeemable Units that a limited partner of the Partnership (each a “Limited Partner”) receives upon subscription will generally depend upon the amount invested in the Partnership or the status of the Limited Partner, although the General Partner may determine to offer a particular Class of Redeemable Units to investors at its discretion. As of September 30, 2015, there were no Redeemable Units outstanding in Class D or Class Z.

As of September 30, 2015, all trading decisions were made for the Partnership by its trading advisors (the “Advisors”) either directly, through individually managed accounts, or indirectly, through investments in other collective investment vehicles. As of the close of business on September 30, 2015, The Cambridge Strategy (Asset Management) Limited (“Cambridge”), Centurion Investment Management, LLC (“Centurion”), Perella Weinberg Partners Capital Management LP (“Perella”), SECOR Capital Advisors, LP (“SECOR”) and Willowbridge Associates Inc. (“Willowbridge”) served as the Partnership’s major commodity trading advisors. Prior to the termination of its management agreement effective September 30, 2015, Blackwater Capital Management, LLC (“Blackwater”) also served as one of the Partnerships’ major commodity trading advisors. In addition, the General Partner may allocate the Partnership’s assets to additional non-major trading advisors (i.e. commodity trading advisors intended to be allocated less than 10% of the Partnership’s assets). Information about advisors allocated less than 10% of the Partnership’s assets may not be disclosed.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

The General Partner may also allocate less than 10% of the Partnership’s assets to a new trading advisor or another trading program of a current Advisor. The Advisors are not affiliated with one another, are not affiliated with the General Partner or Morgan Stanley & Co. LLC (“MS&Co.”), and are not responsible for the organization or operation of the Partnership. References herein to the “Advisors” may also include, as relevant, reference to Blackwater, 300 North Capital LLC (“300 North Capital”) and Principle Capital Management LLC (“Principle”).

As of September 30, 2015, the Partnership’s/Funds’ commodity broker was MS&Co., a registered futures commission merchant.

The assets allocated to Centurion for trading are traded directly pursuant to Centurion’s Short Term Systemic Strategy Program. Since July 1, 2015, the assets allocated to Perella have been traded directly pursuant to a variation of the program traded by PWP Global Macro Master Fund L.P.

Cambridge Master Fund L.P. (“Cambridge Master”), CMF Willowbridge Master Fund L.P. (“Willowbridge Master”) and SECOR Master Fund L.P (“SECOR Master”) (together with Cambridge Master and Willowbridge Master, the “Funds”) have entered into a futures account agreement with MS&Co. and commenced trading through accounts at MS&Co. Principle Master Fund L.P. (“Principle Master”) (prior to its liquidation on July 31, 2014), 300 North Master Fund L.P. (“300 North Master”) (prior to its liquidation on October 31, 2014), PGM Master Fund L.P. (“PGM Master”) (prior to its liquidation on June 30, 2015) and Blackwater Master Fund L.P. (“Blackwater Master”) (prior to its liquidation as of the close of business on September 30, 2015) also entered into a futures brokerage agreement with MS&Co. Cambridge Master has also, and PGM Master had, entered into a foreign exchange prime brokerage agreement with MS&Co. References to “Funds” included in this report may include, as relevant, Principle Master, 300 North Master, PGM Master and Blackwater Master. The Partnership has also entered into a futures brokerage account agreement with MS&Co. The Partnership, directly and through its investment in the Funds, pays MS&Co. trading fees for the clearing and, where applicable, execution of transactions.

The Partnership has entered into a selling agreement with Morgan Stanley Wealth Management. Pursuant to the selling agreement, Morgan Stanley Wealth Management receives a selling agent fee equal to (i) 2.0% per year of adjusted month-end net assets for Class A Redeemable Units and (ii) 0.75% per year of adjusted month-end net assets for Class D Redeemable Units. The selling agent fee received by Morgan Stanley Wealth Management is shared with the properly registered/exempted financial advisors of Morgan Stanley Wealth Management who sell Redeemable Units in the Partnership.

Effective April 1, 2014, the monthly ongoing selling agent fee was reduced from an annual rate of 3.5% to an annual rate of 2.5% for Class A Redeemable Units.

Effective October 1, 2014, the monthly ongoing selling agent fee was (i) reduced from an annual rate of 2.5% to an annual rate of 2.0% for Class A Redeemable Units, (ii) reduced from an annual rate of 1.25% to an annual rate of 0.75% for Class D Redeemable Units and (iii) eliminated for Class Z Redeemable Units. As of the same date, the General Partner fees (formerly, the administrative fees) were increased from an annual rate of 0.5% to an annual rate of 1.0%. The October 1, 2014 fee changes offset each other and, accordingly, there was no change to the aggregate fees incurred by the Partnership.

In July 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a Master Services Agreement, the Administrator will furnish certain administrative, accounting, regulatory, reporting, tax and other services as agreed from time to time. In addition, the Administrator will maintain certain books and records of the Partnership. The costs of retaining the Administrator will be allocated among the pools operated by the General Partner, including the Partnership.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

2.    Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2015 and December 31, 2014, and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2015 and 2014. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2014. The December 31, 2014 information has been derived from the audited financial statements as of and for the year ended December 31, 2014.

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

In the financial highlights table, ongoing selling agent fees and clearing fees, which were previously included in net realized and unrealized gains (losses) per unit and excluded from expenses per unit, are now excluded from net realized and unrealized gains (losses) per unit and included in net investment loss per unit. This information was previously included as a footnote to the financial highlights table.

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

Partnership’s/Funds’ Investments: Fair value of exchange-traded futures, option and forward contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non- exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as inputs the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are valued at the last available bid price received from independent pricing services as of the close of the last business day of the reporting period.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

September 30, 2015

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

Partnership’s Cash: The Partnership’s cash includes cash denominated in foreign currencies of $441,243 and $133,847 as of September 30, 2015 and December 31, 2014, respectively. The cost of foreign currencies was $440,835 as of September 30, 2015 and based on the General Partner’s assessment, the cost of foreign currencies was not materiality different from the fair value as of December 31, 2014.

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

Emerging CTA Portfolio L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

3. Financial Highlights:

Financial highlights for the Limited Partner class as a whole for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net realized and unrealized gains (losses)	$82.33	$41.27	$97.91	$(21.40)
Net investment loss	(29.64)	(27.41)	(79.17)	(66.12)

Increase (decrease) for the period	52.69	13.86	18.74	(87.52)
Net asset value per unit, beginning of period	1,320.35	1,249.02	1,354.30	1,350.40

Net asset value per unit, end of period	$1,373.04	$1,262.88	$1,373.04	$1,262.88

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Ratios to average net assets:[1]
Net investment loss	(6.7)%	(7.2)%	(7.5)%	(6.9)%

Operating expense	6.1%	6.6%	6.1%	6.5%
Incentive fees	0.7%	0.6%	1.4%	0.5%

Total expenses	6.8%	7.2%	7.5%	7.0%

Total return:
Total return before incentive fees	4.7%	1.7%	2.8%	(6.0)%
Incentive fees	(0.7)%	(0.6)%	(1.4)%	(0.5)%

Total return after incentive fees	4.0%	1.1%	1.4%	(6.5)%

1       Interest income less total expenses.

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

September 30, 2015

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

All of the commodity interests owned by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended September 30, 2015 and 2014 were 4,642 and 197, respectively. The monthly average number of futures contracts traded directly by the Partnership during the nine months ended September 30, 2015 and 2014 were 1,635 and 563, respectively. The monthly average number of option contracts held directly by the Partnership during the three months ended September 30, 2015 and 2014 were 0 and 1,319, respectively. The monthly average number of option contracts held directly by the Partnership during the nine months ended September 30, 2015 and 2014 were 134 and 1,619, respectively. The monthly average notional value of currency forward contracts held directly by the Partnership during the three months ended September 30, 2015 and 2014 were $43,161,514 and $55,892,125, respectively. The monthly average notional values of currency forward contracts held directly by the Partnership during the nine months ended September 30, 2015 and 2014 were $14,387,171 and $79,892,256, respectively.

Trading and transaction fees are based on the number of trades executed by the Advisors and the Partnership’s percentage ownership of each respective Fund.

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of September 30, 2015. There were no direct investments as of December 31, 2014.

				Gross Amounts not Offset in the Statements of Financial Condition
September 30, 2015	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral (Received)/Pledged*	Net Amount

Assets
Futures	$1,822,298	$(1,450,838)	$371,460	$-	$-	$371,460
Forwards	63,072	(63,072)	-	-	-	-

Total Assets	$1,885,370	$(1,513,910)	$371,460	$-	$-	$371,460

Liabilities
Futures	$(1,450,838)	$1,450,838	$-	$-	$-	$-
Forwards	(137,005)	63,072	(73,933)	-	-	(73,933)

Total Liabilities	$(1,587,843)	$1,513,910	$(73,933)	$-	$-	$(73,933)

Net fair value						$297,527	*

*

In the event of default by the Partnership, MS&Co., the Partnership’s commodity futures broker and the sole counterparty to the Partnership’s off-exchange-traded contracts, as applicable, has the right to offset the Partnership’s obligation with the Partnership’s cash held by MS&Co., thereby minimizing MS&Co.’s risk of loss. There is no collateral posted by MS&Co. and as such, in the event of default by MS&Co., the Partnership is exposed to the amount shown on the Statements of Financial Condition. In the case of exchange-traded contracts, the Partnership’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee fund may be available in the event of a default.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures contracts held directly by the Partnership as separate assets and liabilities as of September 30, 2015. There were no direct investments as of December 31, 2014.

Assets	September 30, 2015
Futures Contracts
Currencies	$251
Energy	27,349
Indices	1,342,658
Interest Rates U.S.	54,686
Interest Rates Non-U.S.	385,920
Metals	7,320
Softs	4,114

Total unrealized appreciation on open futures contracts	1,822,298

Liabilities
Futures Contracts
Currencies	(1,968)
Energy	(529)
Grains	(1,925)
Indices	(1,032,936)
Interest Rates U.S.	(90,333)
Interest Rates Non-U.S.	(289,970)
Livestock	(192)
Metals	(32,985)

Total unrealized depreciation on open futures contracts	(1,450,838)

Net unrealized appreciation on open futures contracts	$371,460	*

Assets
Forward Contracts
Currencies	$63,072

Total unrealized appreciation on open forward contracts	63,072

Liabilities
Forward Contracts
Currencies	$(137,005)

Total unrealized depreciation on open forward contracts	(137,005)

Net unrealized depreciation on open forward contracts	$(73,933)	**

*	This amount is included in “Net unrealized appreciation on open futures contracts” on the Statements of Financial Condition.

**	This amount is included in “Net unrealized depreciation on open forward contracts” on the Statements of Financial Condition.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

The following tables indicate the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,				Nine Months Ended September 30,
Sector	2015		2014		2015		2014
Currencies	$(340,240)		$310,584		$(374,323)		$138,278
Energy	(28,528)		(1,876,447)		(1,107,157)		(2,914,078)
Grains	(167,058)		146,038		(148,711)		214,650
Indices	204,963		(292,559)		(65,052)		(922,817)
Interest Rates U.S.	(155,700)		30,009		(107,170)		295,483
Interest Rates Non-U.S.	429,943		59,703		619,140		(716,102)
Livestock	18,211		(95,957)		241		(59,067)
Metals	167,492		47,682		120,947		92,195
Softs	(13,541)		77,135		(27,932)		(47,845)

Total	$115,542	***	$(1,593,812)	***	$(1,090,017)	***	$(3,919,303)	***

***	This amount is included in “Total trading results” on the Partnership’s Statements of Income and Expenses and Changes in Partners’ Capital.

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

As of and for the periods ended September 30, 2015 and December 31, 2014, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the nine months ended September 30, 2015 and the twelve months ended December 31, 2014, there were no transfers of assets or liabilities between Level 1 and Level 2.

There were no direct investments as of December 31, 2014.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

	September 30, 2015	Level 1	Level 2	Level 3

Assets

Futures	$1,822,298	$1,822,298	$-	$-
Forwards	63,072	-	63,072	-
U.S. Treasury bills	14,000,665	-	14,000,665	-

Total assets	$15,886,035	$1,822,298	$14,063,737	$-

Liabilities

Futures	$1,450,838	$1,450,838	$-	$-
Forwards	137,005	-	137,005	-

Total liabilities	$1,587,843	$1,450,838	$137,005	$-

Net fair value	$14,298,192	$371,460	$13,926,732	$-

6. Investment in Funds:

On November 1, 2010, the assets allocated to Blackwater for trading were invested in Blackwater Master, a limited partnership organized under the partnership laws of the State of Delaware. The Partnership invested in Blackwater Master with cash equal to $15,674,694. Effective as of the close of business on September 30, 2015, the Partnership fully redeemed its investment in Blackwater Master for cash equal to $2,233,594.

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

September 30, 2015

(Unaudited)

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

The General Partner is not aware of any material changes to any of the trading programs discussed above during the fiscal quarter ended September 30, 2015.

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

At September 30, 2015, the Partnership owned approximately 3.0% of Willowbridge Master, 47.8% of SECOR Master and 63.8% of Cambridge Master. At December 31, 2014, the Partnership owned approximately 16.0% of Blackwater Master, 3.9% of Willowbridge Master, 100% of SECOR Master, 68.5% of Cambridge Master and 100% of PGM Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same as they would be if the Partnership traded directly and the redemption rights are not affected.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

Summarized information reflecting the total assets, liabilities and partners’ capital of the Funds is shown in the following tables.

	September 30, 2015
	Total Assets	Total Liabilities	Total Partners’ Capital
Blackwater Master	$9,919,970	$9,919,970	$-
SECOR Master	51,803,496	13,962	51,789,534
Cambridge Master	40,367,675	36,610	40,331,065
Willowbridge Master	425,873,553	5,034,529	420,839,024

	December 31, 2014
	Total Assets	Total Liabilities	Total Partners’ Capital
Blackwater Master	$24,973,305	$43,208	$24,930,097
SECOR Master	29,645,057	40,459	29,604,598
Cambridge Master	39,046,641	48,456	38,998,185
Willowbridge Master	332,179,217	16,638,854	315,540,363
PGM Master	20,831,040	39,214	20,791,826

Summarized information reflecting the net investment income (loss) from trading, total trading results and net income (loss) of the Funds is shown in the following tables.

	For the three months ended September 30, 2015
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Blackwater Master	$(16,617)	$297,125	$280,508
SECOR Master	(83,257)	3,610,700	3,527,443
Cambridge Master	(22,085)	5,593,830	5,571,745
Willowbridge Master	(145,834)	28,756,543	28,610,709

	For the nine months ended September 30, 2015
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Blackwater Master	$(39,750)	$87,198	$47,448
SECOR Master	(304,487)	6,168,503	5,864,016
Cambridge Master	(76,460)	8,794,035	8,717,575
Willowbridge Master	(636,638)	15,134,368	14,497,730
PGM Master	(136,430)	(923,314)	(1,059,744)

Emerging CTA Portfolio L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

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

	September 30, 2015		For the three months ended September 30, 2015
	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)
Funds				Clearing Fees	Other		Investment Objective	Redemptions Permitted

Blackwater Master(a)	-	$-	$70,025	$1,307	$4,326	$64,392	Commodity Portfolio	Monthly
SECOR Master	24.31%	24,774,491	1,749,282	80,436	9,276	1,659,570	Commodity Portfolio	Monthly
Cambridge Master	25.25%	25,742,479	3,619,120	12,234	15,105	3,591,781	Commodity Portfolio	Monthly
Willowbridge Master	12.31%	12,544,558	717,290	4,009	595	712,686	Commodity Portfolio	Monthly

Total		$63,061,528	$6,155,717	$97,986	$29,302	$6,028,429

	September 30, 2015		For the nine months ended September 30, 2015
	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective
Funds				Clearing Fees	Other			Redemptions Permitted

Blackwater Master(a)	-	$-	$73,712	$3,762	$10,276	$59,674	Commodity Portfolio	Monthly
SECOR Master	24.31%	24,774,491	3,398,201	273,133	39,422	3,085,646	Commodity Portfolio	Monthly
Cambridge Master	25.25%	25,742,479	5,700,537	34,702	48,446	5,617,389	Commodity Portfolio	Monthly
Willowbridge Master	12.31%	12,544,558	575,206	17,250	2,267	555,689	Commodity Portfolio	Monthly
PGM Master (b)	-	-	(922,486)	75,206	62,052	(1,059,744)	Commodity Portfolio	Monthly

Total		$63,061,528	$8,825,170	$404,053	$162,463	$8,258,654

Emerging CTA Portfolio L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

	December 31, 2014		For the three months ended September 30, 2014
	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)
Funds				Clearing Fees	Other		Investment Objective	Redemptions Permitted

Blackwater Master	3.47%	$3,980,034	$542,258	$4,222	$5,006	$533,030	Commodity Portfolio	Monthly
SECOR Master	25.83%	29,604,763	326,625	132,688	23,862	170,075	Commodity Portfolio	Monthly
Cambridge Master	23.30%	26,708,570	4,656,321	27,556	28,520	4,600,245	Commodity Portfolio	Monthly
Willowbridge Master	10.76%	12,341,418	285,494	15,452	3,896	266,146	Commodity Portfolio	Monthly
300 North Master (c)	-	-	(270,035)	17,054	25,742	(312,831)	Commodity Portfolio	Monthly
Principle Master (d)	-	-	(1,025,560)	16,097	58,735	(1,100,392)	Commodity Portfolio	Monthly
PGM Master	18.14%	20,791,945	733,831	13,746	12,500	707,585	Commodity Portfolio	Monthly

Total		$93,426,730	$5,248,934	$226,815	$158,261	$4,863,858

	December 31, 2014		For the nine months ended September 30, 2014
	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
Funds				Clearing Fees	Other

Blackwater Master	3.47%	$3,980,034	$(266,742)	$28,027	$22,901	$(317,670)	Commodity Portfolio	Monthly
SECOR Master	25.83%	29,604,763	1,164,738	335,246	68,156	761,336	Commodity Portfolio	Monthly
Cambridge Master	23.30%	26,708,570	4,957,816	58,423	68,799	4,830,594	Commodity Portfolio	Monthly
Willowbridge Master	10.76%	12,341,418	180,353	46,358	11,665	122,330	Commodity Portfolio	Monthly
300 North Master (c)	-	-	(3,971,404)	62,977	69,063	(4,103,444)	Commodity Portfolio	Monthly
Principle Master (d)	-	-	(3,245,900)	85,947	101,307	(3,433,154)	Commodity Portfolio	Monthly
PGM Master	18.14%	20,791,945	733,831	13,746	12,500	707,585	Commodity Portfolio	Monthly

Total		$93,426,730	$(447,308)	$630,724	$354,391	$(1,432,423)

    (a)          From January 1, 2015 through September 30, 2015, the date the Partnership fully redeemed its interest in Blackwater Master.

    (b)          From January 1, 2015 through June 30, 2015, the date the Partnership fully redeemed its interest in PGM Master.

    (c)          From January 1, 2014 through October 31, 2014, the date the Partnership fully redeemed its interest in 300 North Master.

    (d)          From January 1, 2014 through July 31, 2014, the date the Partnership fully redeemed its interest in Principle Master.

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

The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 52.2% to 67.1% of the Partnership’s/Funds’ contracts are traded OTC.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

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

Emerging CTA Portfolio L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds has credit risk and concentration risk, as MS&Co. or its affiliate is the sole counterparty or broker with respect to the Partnership’s/Funds’ assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co. or its affiliate, the Partnership’s/Funds’ counterparty is an exchange or clearing organization.

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

Effective September 30, 2015, the Partnership fully redeemed its investment in Blackwater Master. Effective on October 1, 2015, the Partnership reallocated the assets allocated to Blackwater to existing commodity trading advisors in the Partnership.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its assets are its (i) investments in the Funds, (ii) equity in its trading account, consisting of cash and cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options purchased at fair value and investment in U.S. Treasury bills at fair value, if applicable and (iii) interest receivable. The Funds’ only assets are their equity in trading accounts, consisting of cash and cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options purchased at fair value and U.S. Treasury bills at fair value, if applicable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments and investment in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2015.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by net realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2015, Partnership capital decreased 11.1% from $114,627,992 to $101,925,404. This decrease was attributable to redemptions of 12,760.5320 Class A Redeemable Units totaling $17,299,878 and 127.824 General Partner Class A Redeemable Units totaling $175,894, which was partially offset by subscriptions for 2,481.5860 Class A Redeemable Units totaling $3,384,167 and net income of $1,389,017. Future redemptions can impact the amount of funds available for investment in funds in subsequent periods.

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

Results of Operations

During the Partnership’s third quarter of 2015, the net asset value per Class A Redeemable Unit increased 4.0% from $1,320.35 to $1,373.04, as compared to an increase of 1.1% in the third quarter of 2014. The Partnership experienced a net trading gain before fees and expenses in the third quarter of 2015 of $6,263,940. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy, indices, U.S. and non-U.S. interest rates, livestock and metals, and were partially offset by losses in grains. The Partnership experienced a net trading gain before fees and expenses in the third quarter of 2014 of $3,652,210. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, grains, metals and softs, and were partially offset by losses in energy, U.S. and non-U.S. interest rates, indices and livestock.

The most significant gains were achieved within the currency sector during July and August from short positions in various currencies, particularly the Korean won, Thai baht, Taiwan dollar, and Australian dollar against the U.S. dollar as the value of the U.S. dollar advanced amid signals from U.S. Federal Reserve Chair Janet Yellen that the central bank may raise interest rates later in 2015 on the back of an improving U.S. economy. Within the global equity index sector, gains were recorded during the middle of July from long positions in European equity index positions as prices rebounded with positive investor sentiment after Greece and its creditors finally came to an agreement over economic reform. Additional gains in this sector were recorded during August from short positions in U.S. and European equity index futures as prices declined amid signs of a slowdown in China, uncertainty surrounding the U.S. Federal Reserve’s interest rate policy and lackluster U.S. corporate earnings. Within the energy sector, gains were achieved during July and September from short positions in crude oil and oil related products as prices decreased due to high production in the U.S. and Middle East, which added to the growing global supply glut. Within the metals sector, gains were experienced during July from short futures positions in gold and silver as prices declined as a strengthening U.S. dollar decreased the appeal of precious metals as a store of value. Additional gains in this sector were recorded during July from short base metals futures positions as prices moved lower amid concern a slowdown in the Chinese economy would weaken demand. In the global interest rate sector, gains were recorded primarily during September from long positions in global fixed income futures as prices increased after the U.S. Federal Reserve (“Fed”) left interest rates unchanged and investors sought safe havens amid a global rout in stock prices. Additional gains were recorded within the agricultural markets during September from short positions in cattle futures as older, well-fed cattle pushed up slaughter weights and suppressed per-pound prices.

During the Partnership’s nine months ended September 30, 2015, the net asset value per Class A Redeemable Unit increased 1.4% from $1,354.30 to $1,373.04, as compared to a decrease of 6.5% in the nine months ended September 30, 2014. The Partnership experienced a net trading gain before fees and expenses in the nine months ended September 30, 2015 of $7,724,380. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, indices, U.S. and non-U.S. interest rates, livestock and metals, and were partially offset by losses in energy, grains and softs. The Partnership experienced a net trading loss before fees and expenses in the nine months ended September 30, 2014 of $4,383,904. Losses were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy, indices, non-U.S. interest rates and metals, and were partially offset by gains in currencies, grains, U.S. interest rates, livestock and softs.

The most significant gains were achieved within the currency sector during July and August from short positions in various currencies, particularly the Korean won, Thai baht, Taiwan dollar, and Australian dollar against the U.S. dollar as the value of the U.S. dollar advanced amid signals from U.S. Federal Reserve Chair Janet Yellen that the central bank may raise interest rates later in 2015 on the back of an improving U.S. economy. Additional gains in this sector were recorded during the first quarter from short euro positions versus the U.S. dollar as the value of the euro decreased due to an unprecedented economic stimulus program introduced by the European Central Bank (“ECB”). Gains achieved in the sector during April were from long Singapore dollar positions versus the U.S. dollar. Within the stock index sector, gains were experienced during February and March from long positions in European and U.S. index futures as prices were supported by the ECB’s asset purchasing program and positive economic data in the U.S. Further gains were recorded during the middle of July from long positions in European equity index positions as prices rebounded with positive investor sentiment after Greece and its creditors finally came to an agreement over economic reform. Additional gains in this sector were recorded during August from short positions in U.S. and European equity index futures as prices declined amid signs of a slowdown in China, uncertainty surrounding the Fed’s interest rate policy, and lackluster U.S. corporate earnings. In the metals sector, gains were achieved during April from long industrial metals futures positions as prices increased due to low stockpiles and the prospect of additional economic stimulus in China. Additional gains in this sector were achieved during July from short precious and base metals futures positions as prices moved lower due to a strengthening U.S. dollar and concern a slowdown in the Chinese economy would weaken demand. In the global interest rate sector, gains were recorded primarily during January from long European and Canadian fixed income futures positions as prices advanced after the central banks in both the European Union and Canada announced stimulus measures to combat widespread deflationary concerns and slowing economic growth. Additional gains were recorded during September from long positions in global fixed income futures as prices increased after the U.S. Federal Reserve left interest rates unchanged and investors sought safe havens amid a global rout in stock prices. A portion of the Partnership’s gains during the first nine months of the year was offset by losses recorded within the agricultural sector during January from long wheat futures positions as an expanding global grain surplus drove prices lower. Additional losses in the agricultural markets were recorded during March from long positions in cocoa futures as prices moved lower after industry reports indicated that cocoa production reached record highs in the Ivory Coast, the world’s top cocoa producing region. Further losses in this sector were recorded during April from short lean hog futures positions. Within the energy complex, losses were recorded from February through June as oil prices fluctuated without consistent direction as the market assessed global demand and the value of the U.S. dollar.

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

Interest income on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account during each month was earned at the monthly average of the 4-week U.S. Treasury bill discount rate. All interest earned on U.S. Treasury bills purchased will be retained by the Partnership and/or the Funds, as applicable. Interest income for the three months ended September 30, 2015 increased by $6,831, as compared to the corresponding period in 2014. The increase in interest income is due to higher U.S. Treasury bills rates during the three months ended September 30, 2015, as compared to the corresponding period in 2014. Interest income for the nine months ended September 30, 2015 decreased by $6,202, as compared to the corresponding period in 2014. The decrease in interest income is due to lower U.S. Treasury bill rates and lower average net assets during the nine months ended September 30, 2015, as compared to the corresponding period in 2014. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership and the Funds depends on the average daily equity in the Partnership’s and the Funds’ accounts and upon interest rates over which neither the Partnership/Funds nor MS&Co. has control.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. Ongoing selling agent fees for the three and nine months ended September 30, 2015 decreased by $236,252 and $1,289,752, respectively, as compared to the corresponding periods in 2014. The decrease in ongoing selling agent fees is due to lower average net assets during the three and nine months ended September 30, 2015, as compared to the corresponding periods in 2014, as well as reductions in the ongoing selling agent fee rate effective October 1, 2014 and April 1, 2014.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three and nine months ended September 30, 2015 decreased by $1,985 and $28,458, respectively, as compared to the corresponding periods in 2014. The decrease in these clearing fees is primarily due to a decrease in the number of direct trades made by the Partnership during the three and nine months ended September 30, 2015, as compared to the corresponding periods in 2014.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. Management fees for the three and nine months ended September 30, 2015 decreased by $36,627 and $169,977, respectively, as compared to the corresponding periods in 2014. The decrease in management fees is due to lower average net assets during the three and nine months ended September 30, 2015, as compared to the corresponding periods in 2014.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things (i) selecting, appointing and terminating the Partnership’s commodity trading advisors, (ii) allocating and reallocating the Partnership’s assets among the commodity trading advisors and (iii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. General Partner fees for the three and nine months ended September 30, 2015 increased by $109,200 and $310,195, respectively, as compared to the corresponding periods in 2014. The increase in General Partner fees is due to an increase in the General Partner fee effective October 1, 2014.

The General Partner is also paid an incentive fee payable annually equal to 5% of the Partnership’s overall New Trading Profits, as defined in the Limited Partnership Agreement, earned in each calendar year. Trading performance for the three and nine months ended September 30, 2015 resulted in General Partner incentive fees in the amount of $37,394.

Incentive fees paid by the Partnership to the Advisors are based on the new trading profits generated by each Advisor at the end of the quarter, as defined in the respective management agreements among the Partnership, the General Partner and each Advisor. Trading performance for the three and nine months ended September 30, 2015 resulted in incentive fees in the amounts of $667,285 and $1,434,431, respectively, and compares with $683,130 and $670,921, respectively, for the corresponding periods in 2014. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

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

As of September 30, 2015 and June 30, 2015, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	September 30, 2015		June 30, 2015
Blackwater	$1,119,746	1%	$2,194,958	2%
Cambridge	$25,137,587	25%	$24,566,037	24%
Centurion	$18,288,194	18%	$16,882,272	17%
Perella	$20,415,145	20%	$20,452,858	20%
SECOR	$24,505,956	24%	$25,851,383	26%
Willowbridge	$12,458,776	12%	$5,043,073	5%
Other	-	-	$6,070,064	6%

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

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2015 and December 31, 2014, as applicable. As of September 30, 2015, the Partnership’s total capitalization was $101,925,404.

September 30, 2015
Market Sector	Value at Risk	% of Total Capitalization
Currencies	$9,872,300	9.69%
Energy	595,146	0.58%
Grains	392,648	0.38%
Indices	5,774,328	5.67%
Interest Rates U.S.	751,319	0.74%
Interest Rates Non-U.S.	1,320,491	1.30%
Livestock	79,292	0.08%
Metals	856,973	0.84%
Softs	146,054	0.14%

Total	$19,788,551	19.42%

As of December 31, 2014, the Partnership’s total capitalization was $114,627,992.

December 31, 2014
Market Sector	Value at Risk	% of Total Capitalization
Currencies	$12,444,997	10.86%
Energy	896,409	0.78%
Grains	571,670	0.50%
Indices	5,068,663	4.42%
Interest Rates U.S.	737,928	0.65%
Interest Rates Non-U.S.	1,677,853	1.46%
Livestock	71,396	0.06%
Metals	744,638	0.65%
Softs	185,845	0.16%

Total	$22,399,399	19.54%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and through its investments in the Funds by market category as of September 30, 2015 and December 31, 2014, and the highest, lowest and average values during the three months ended September 30, 2015 and the twelve months ended December 31, 2014. All open contracts trading risk exposures have been included in calculating the figures set forth below. There were no direct investments as of December 31, 2014.

As of September 30, 2015, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

	September 30, 2015
			Three Months Ended September 30, 2015
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$46,068	0.05%	$289,828	$6,600	$15,356
Energy	171,160	0.17%	480,700	39,600	211,383
Grains	15,518	0.01%	229,735	4,125	17,786
Indices	2,923,117	2.87%	3,530,916	1,711,893	2,721,443
Interest Rates U.S.	501,896	0.49%	950,987	345,771	600,541
Interest Rates Non-U.S.	462,304	0.45%	1,322,437	439,554	685,559
Livestock	5,280	0.01%	21,120	1,320	3,520
Metals	177,947	0.17%	272,690	49,335	122,643
Softs	17,596	0.02%	65,780	1,100	6,599

Total	$4,320,886	4.24%

*  Average of month-end Values at Risk.

As of September 30, 2015, Cambridge Master’s total capital was $40,331,065. The Partnership owned approximately 63.8% of Cambridge Master. As of September 30, 2015, Cambridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Cambridge for trading) was as follows:

	September 30, 2015
			Three Months Ended September 30, 2015
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$8,850,622	21.94%	$19,421,478	$5,745,674	$10,696,676

Total	$8,850,622	21.94%

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

As of September 30, 2015, Willowbridge Master’s total capitalization was $420,839,024. The Partnership owned approximately 3.0% of Willowbridge Master. As of September 30, 2015, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:

	September 30, 2015
			Three Months Ended September 30, 2015
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$62,412,798	14.83%	$63,123,816	$22,020,457	$47,022,246
Energy	7,337,774	1.75%	8,966,578	2,001,737	5,373,423
Indices	4,251,069	1.01%	5,262,987	344,080	1,417,023
Interest Rates U.S.	3,407,089	0.81%	6,150,738	589,871	2,302,515
Interest Rates Non- U.S.	510,242	0.12%	528,790	510,242	170,081

Total	$77,918,972	18.52%

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

As of September 30, 2015, SECOR Master’s total capitalization was $51,789,534. The Partnership owned approximately 47.8% of SECOR Master. As of September 30, 2015, SECOR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to SECOR for trading) was as follows:

	September 30, 2015
			Three Months Ended September 30, 2015
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$4,826,677	9.32%	$6,837,090	$4,799,234	$5,300,357
Energy	426,470	0.82%	696,471	352,220	473,783
Grains	788,975	1.52%	788,975	438,900	703,230
Indices	5,698,073	11.00%	7,672,809	4,326,877	6,266,863
Interest Rates U.S.	307,971	0.60%	1,394,828	283,333	434,115
Interest Rates Non-U.S.	1,763,346	3.41%	1,856,141	664,719	1,557,296
Livestock	154,836	0.30%	191,400	63,063	117,612
Metals	1,420,557	2.74%	1,672,593	1,112,536	1,460,147
Softs	268,741	0.52%	462,165	229,956	305,371

Total	$15,655,646	30.23%

 *    Average of month-end Values at Risk

As of December 31, 2014, SECOR Master’s total capitalization was $29,604,598. The Partnership owned approximately 100% of SECOR Master. As of December 31, 2014, SECOR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to SECOR for trading) was as follows:

	December 31, 2014
			Twelve Months Ended December 31, 2014
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$3,719,944	12.57%	$7,375,075	$2,706,523	$4,730,014
Energy	614,870	2.08%	614,870	34,891	200,989
Grains	468,270	1.58%	468,270	89,917	223,596
Indices	3,739,846	12.63%	4,233,658	15,514,753	3,067,950
Interest Rates U.S.	326,876	1.10%	892,672	97,422	452,147
Interest Rates Non-U.S.	847,859	2.86%	1,079,625	298,506	704,466
Livestock	71,396	0.24%	79,316	3,300	45,714
Metals	573,024	1.94%	1,148,317	306,271	761,476
Softs	185,845	0.63%	383,075	76,395	177,696

Total	$10,547,930	35.63%

*  Annual average of month-end Values at Risk.

As of September 30, 2015, the Partnership has fully redeemed its investment in Blackwater Master As of December 31, 2014, Blackwater Master’s total capitalization was $24,930,097. The Partnership owned approximately 16.0% of Blackwater Master. As of December 31, 2014, Blackwater Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Blackwater for trading) was as follows:

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

As of June 30, 2015, the Partnership has fully redeemed its investment in PGM Master. As of December 31, 2014, PGM Master’s total capitalization was $20,791,826. The Partnership owned 100% of PGM Master. As of December 31, 2014, PGM Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Perella for trading) was as follows:

	December 31, 2014
			Twelve Months Ended December 31, 2014
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$1,499,465	7.21%	$1,817,528	$595,843	$1,139,339
Energy	161,535	0.78%	161,535	9,570	81,428
Grains	72,600	0.35%	207,625	72,600	124,231
Indices	1,296,504	6.24%	2,015,159	1,213,223	1,645,901
Interest Rates U.S.	221,106	1.06%	328,482	205,761	254,154
Interest Rates Non-U.S.	799,082	3.84%	1,057,290	145,466	799,725
Metals	74,250	0.36%	132,660	57,640	91,163

Total	$4,124,542	19.84%

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2015 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting other than the engagement of an Administrator to provide the services described in Note 1 of Item 1 of this Part under the supervision of the General Partner.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings pending against the Partnership, nor the General Partner.

The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as updated by the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC (“MS&Co.” or the “Company”).

MS&Co. is a wholly owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2014, 2013, 2012, 2011 and 2010.

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

On June 18, 2015, the Company entered into a settlement with the SEC and paid a fine of $500,000 as part of the Municipalities Continuing Disclosure Cooperation Initiative to resolve allegations that the Company failed to form a reasonable basis through adequate due diligence for believing the truthfulness of the assertions by issuers and/or obligors regarding their compliance with previous continuing disclosure undertakings pursuant to Rule 15c2-12 in connection with offerings in which the Company acted as senior or sole underwriter.

On August 6, 2015, the Company consented to and became the subject of an order by the CFTC to resolve allegations that the Company violated CFTC Regulation 22.9(a) by failing to hold sufficient US Dollars in cleared swap segregated accounts in the United States to meet all US Dollar obligations to cleared swaps customers. Specifically, the CFTC found that while the Company at all times held sufficient funds in segregation to cover its obligations to its customers, on certain days during 2013 and 2014, it held currencies, such as euros, instead of US dollars, to meet its US dollar obligations. In addition, the CFTC found that the Company violated Regulation 166.3 by failing to have in place adequate procedures to ensure that it complied with Regulation 22.9(a). Without admitting or denying the findings or conclusions and without adjudication of any issue of law or fact, the Company accepted and consented to the entry of findings, the imposition of a cease and desist order, a civil monetary penalty of $300,000, and undertakings related to public statements, cooperation, and payment of the monetary penalty.

Other Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against the Company and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by the Company was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied the Company’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $48 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $48 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against the Company and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. On January 26, 2015, as a result of a settlement with certain other defendants, the plaintiff requested and the court subsequently entered a dismissal with prejudice of certain of the plaintiff’s claims, including all remaining claims against the Company in the Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al. action. On February 18, 2015, the court entered an order setting a number of claims for trial throughout 2016. Claims against the Company have not yet been set for trial. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $61 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss for this action up to the difference between the $61 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against the Company and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by the Company at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $78 million. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $52 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $52 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against the Company and certain affiliates in the Superior Court of the State of New Jersey, styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. On October 16, 2012, plaintiffs filed an amended complaint. The amended complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company is approximately $1.073 billion. The amended complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud, fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey Racketeer Influenced and Corrupt Organizations Act, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On January 2, 2015, the court denied defendants’ renewed motion to dismiss the amended complaint. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $581 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $581 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which were granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. Plaintiff has voluntarily dismissed its claims against the Company with respect to two of the securitizations at issue, such that the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company is approximately $358 million. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $56 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $56 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against the Company, certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $694 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court denied the defendants’ motion to dismiss. On August 4, 2014, claims regarding two certificates were dismissed by stipulation. After these dismissals, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $644 million. On September 12, 2014, the Company filed a notice of appeal from the denial of the motion to dismiss. On January 12, 2015, the Company filed an amended answer to the complaint. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $277 million, and the certificates had incurred actual losses of approximately $81 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $277 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses.

On May 17, 2013, the plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against the Company and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $132 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part the Company’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $116 million. On August 26, 2015, the Company appealed from the portion of the Court’s decision denying the Company’s motion to dismiss. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $29 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $29 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On September 23, 2013, the plaintiff in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against the Company and certain affiliates in the United States District Court for the Southern District of New York (“SDNY”). The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to the plaintiff of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiffs was approximately $417 million. The complaint alleges causes of action against the Company for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, as amended, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissory and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014 the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933, as amended and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. On November 17, 2014, the plaintiff filed an amended complaint. On December 15, 2014, defendants answered the amended complaint. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $194 million, and the certificates had incurred actual losses of $31 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $194 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against the Company in the Supreme Court of NY, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011, and alleges that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to the plaintiffs by the Company was approximately $104 million. The complaint raised common law claims of fraud, fraudulent inducement, aiding and abetting fraud, and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with the plaintiffs’ purchases of such certificates. On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order the Company appealed on April 11, 2013. On May 3, 2013, the Company filed its answer to the amended complaint. On January 16, 2015, the parties reached an agreement to settle the litigation.

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

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against the Company and certain affiliates in the Supreme Court of NY, styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012, and alleges that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten, and/or sold by the Company was approximately $758 million. The amended complaint raised common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory, and/or rescissionary damages, as well as punitive damages, associated with the plaintiffs’ purchases of such certificates. On April 11, 2014, the parties entered into a settlement agreement.

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

On November 4, 2011, the Federal Deposit Insurance Corporation, as receiver for Franklin Bank S.S.B, filed two complaints against the Company in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation as Receiver for Franklin Bank, S.S.B v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that the Company made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to plaintiff by the Company in these cases was approximately $67 million and $35 million, respectively. On July 2, 2015, the parties reached an agreement to settle the litigation.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against the Company and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $141 million. On July 28, 2015, the parties reached an agreement to settle the litigation, and on August 12, 2015, the plaintiff filed a stipulation of discontinuance with prejudice.

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

Item lA.         Risk Factors

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and as updated under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended September 30, 2015, there were subscriptions for 585.7080 Class A Redeemable Units totaling $793,167. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used in the trading of commodity interests including futures contracts, options, forward and swap contracts.

The following chart sets forth the purchases of Limited Partner Redeemable Units by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2015 - July 31, 2015	1,162.8060	$1,353.16	N/A	N/A
August 1, 2015 - August 31, 2015	918.4910	$1,366.80	N/A	N/A
September 1, 2015 - September 30, 2015	739.1310	$1,373.04	N/A	N/A
	2,820.4280	$1,362.81

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

(b)

U.S. Treasury Securities Purchase Authorization Agreement, between the Partnership and MS&Co., effective June 1, 2015 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 4, 2015 and incorporated herein by reference).

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

10.15

Amended and Restated Master Services Agreement by and among the Partnership, the General Partner and SS&C Technologies, Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 6, 2015 and incorporated herein by reference).

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

Date: November 12, 2015

By: /s/ Steven Ross
Steven Ross
Chief Financial Officer
(Principal Accounting Officer)

Date: November 12, 2015