Form 10-K
period 2015-12-31
EMERGING CTA PORTFOLIO LP
filed 2016-03-28
CIK 1269190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT of 1934

For the fiscal year ended December 31, 2015

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

Yes                     No X

Limited Partnership Redeemable Units with an aggregate value of $99,888,982 were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 29, 2016, 67,535.5262 Limited Partnership Class A Redeemable Units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

[None]

PART I

Item 1. Business.

(a) General Development of Business. Emerging CTA Portfolio L.P. (the “Partnership”) is a limited partnership that was organized on July 7, 2003 under the partnership laws of the State of New York. The objective of the Partnership is to achieve capital appreciation through the allocation of assets to early-stage commodity trading advisors, or established advisors employing early-stage strategies, which engage, directly and indirectly through investments in the Funds (defined below), in speculative trading of a diversified portfolio of commodity interests, including futures, options on futures, forward, options on forward, spot and swap contracts, cash commodities and any other rights or interest pertaining thereto including interest in commodity pools. The Partnership may also enter into swap and other derivative transactions directly and through its investment in the Funds with the approval of the General Partner (defined below). The sectors traded include currencies, livestock, lumber, energy, grains, metals, indices, softs and U.S. and non-U.S. interest rates. The commodity interests that are traded by the Partnership and the Funds are volatile and involve a high degree of market risk. The General Partner may also determine to invest up to all of the Partnership’s assets in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates.

Between December 1, 2003 (the commencement of the offering period) and August 5, 2004, 20,872 redeemable units of limited partnership interest (“Redeemable Units”) were sold at $1,000 per Redeemable Unit. The proceeds of the initial offering were held in an escrow account until August 6, 2004, at which time they were remitted to the Partnership for trading. The Partnership privately and continuously offers Redeemable Units to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership. Subscriptions of additional Redeemable Units and additional general partner contributions and redemptions of Redeemable Units for the years ended December 31, 2015, 2014 and 2013 are reported in the Statements of Changes in Partners’ Capital on page 39 under “Item 8. Financial Statements and Supplementary Data.”

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

During the years ended December 31, 2015 and 2014, the Partnership’s/Funds’ commodity broker was Morgan Stanley and Co. LLC (“MS&Co.” or the “Company”), a registered futures commission merchant. During a prior period included in this report, Citigroup Global Markets Inc. (“CGM”) also served as a commodity broker.

As of September 1, 2011, the Partnership began offering three classes of limited partnership interests: Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units; each of which will be referred to as a “Class” and collectively referred to as the “Classes.” All Redeemable Units issued prior to September 1, 2011 were deemed “Class A Redeemable Units.” The rights, liabilities, risks, and fees associated with investment in the Class A Redeemable Units were not changed. Class A Redeemable Units and Class D Redeemable Units are available to taxable U.S. individuals and institutions, as well as U.S. tax exempt individuals and institutions. Class Z Redeemable Units will be offered to certain employees of Morgan Stanley Smith Barney LLC, currently doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”) and its affiliates (and their family members). The Class of Redeemable Units that a limited partner of the Partnership (each a “Limited Partner”) receives upon subscription will generally depend upon the amount invested in the Partnership or the status of the Limited Partner, although the General Partner may determine to offer a particular Class of Redeemable Units to investors at its discretion. As of December 31, 2015, there were no Redeemable Units outstanding in Class D or Class Z.

All trading decisions were made for the Partnership by its trading advisors (the “Advisors”) either directly, through individually managed accounts, or indirectly, through investments in other collective investment vehicles. As of December 31, 2015, The Cambridge Strategy (Asset Management) Limited (“Cambridge”), Centurion Investment Management, LLC (“Centurion”), Perella Weinberg Partners Capital Management LP (“Perella”), SECOR Capital Advisors, LP (“SECOR”) and Willowbridge Associates Inc. (“Willowbridge”) served as the Partnership’s major commodity trading advisors. In addition, the General Partner may allocate the Partnership’s assets to additional non-major trading advisors (i.e. commodity trading advisors allocated less than 10% of the Partnership’s assets). Information about advisors allocated less than 10% of the Partnership’s assets may not be disclosed. The General Partner may allocate less than 10% of the Partnership’s assets to a new trading advisor or another trading program of a current Advisor. The Advisors are not affiliated with one another, are not affiliated with the General Partner, MS&Co. or CGM and are not responsible for the organization or operation of the Partnership. References herein to the “Advisors” may also include, as relevant, reference to 300 North Capital LLC (“300 North Capital”), Blackwater Capital Management, LLC (“Blackwater”), Cirrus Capital Management LLC (“Cirrus”), J E Moody & Company LLC (“JE Moody”), PGR Capital LLP (“PGR”), Principle Capital Management LLC (“Principle”) and Waypoint Capital Management LLC (“Waypoint”).

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

The assets allocated to Centurion are traded directly pursuant to Centurion’s Short Term Systematic Strategy Program.

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

On November 1, 2010, the assets allocated to Blackwater for trading were invested in the Blackwater Master Fund L.P. (“Blackwater Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership invested in Blackwater Master with cash equal to $15,674,694. Effective September 30, 2015, the Partnership fully redeemed its investment in Blackwater Master for cash equal to $2,233,594.

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

On September 1, 2014, the assets allocated to Perella for trading were invested in PGM Master, a limited partnership organized under the partnership laws of the State of Delaware. The Partnership invested in PGM Master with cash equal to $10,500,000. Effective June 30, 2015, the Partnership fully redeemed its investment in PGM Master for cash equal to $21,222,368 and open commodity futures and forward contracts with a fair value of $(608,710). The Partnership also assumed PGM Master’s liabilities totaling $82,054 in the same transaction. Since July 1, 2015, the assets allocated to Perella have been traded directly pursuant to a variation of the program traded by PWP Global Macro Master Fund L.P.

The General Partner is not aware of any material changes to any of the trading programs discussed above during the fiscal period ended December 31, 2015.

Cambridge Master’s, Willowbridge Master’s and SECOR Master’s (collectively, the “Funds”) and the Partnership’s trading of futures, forward, swap and option contracts, as applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. During the years ended December 31, 2015 and 2014, the Funds and the Partnership engaged in such trading through commodity brokerage accounts maintained with MS&Co. During a prior period included in this report, the Funds also engaged in such trading through commodity brokerage accounts maintained with CGM. References herein to “Funds” may also include as relevant, reference to Waypoint Master, PGR Master, Blackwater Master, JEM Master, Cirrus Master, Principle Master, 300 North Master and PGM Master.

Generally, a limited partner in the Funds withdraws all or part of its capital contribution and undistributed profits, if any, from the Funds as of the end of any month (the “Redemption Date”) after a request has been made to the General Partner at least three days in advance of the Redemption Date. Such withdrawals are classified as a liability when the limited partner elects to redeem and informs the Funds. However, a limited partner may request a withdrawal as of the end of any day if such request is received by the General Partner at least three days in advance of the proposed withdrawal day.

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

For the period January 1, 2015 through December 31, 2015, the approximate average market sector allocation for the Partnership was as follows:

At December 31, 2015, the Partnership owned approximately 4.3% of Willowbridge Master, 45.5% of SECOR Master and 40.8% of Cambridge Master. At December 31, 2014, the Partnership owned approximately 16.0% of Blackwater Master, 3.9% of Willowbridge Master, 100% of SECOR Master, 68.5% of Cambridge Master and 100% of PGM Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same and the redemption rights are not affected.

The General Partner administers the business and affairs of the Partnership, including selecting one or more advisors to make trading decisions for the Partnership. The Partnership pays the General Partner a monthly administrative fee (“General Partner fees”) (formerly, the administrative fees) equal to 1/12 of 1% (1.0% per year) of month-end Net Assets. Prior to October 1, 2014, the Partnership paid the General Partner a monthly administrative fee equal to 1/24 of 1% (0.5% per year) of month-end Net Assets. Month-end Net Assets, for the purpose of calculating General Partner fees, are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s ongoing selling agent fees, management fees, incentive fee accruals, the General Partner fee and any redemptions or distributions as of the end of such month.

The Partnership will also pay the General Partner an incentive fee payable annually equal to 5% of the Partnership’s overall New Trading Profits, as defined in the Limited Partnership Agreement, earned in each calendar year. For the years ended December 31, 2015, 2014 and 2013, there were no incentive fees earned by the General Partner.

The General Partner, on behalf of the Partnership, entered into management agreements (each, a “Management Agreement”) with the Advisors, each of which is a registered commodity trading advisor. The Advisors are not affiliated with one another, are not affiliated with the General Partner, MS&Co. or CGM and are not responsible for the organization or operation of the Partnership. Effective January 1, 2016, SECOR receives a monthly management fee equal to 1.75% per year of month-end net assets allocated to SECOR. Prior to January 1, 2016, SECOR received a monthly management fee equal to 2.0% per year. Cambridge receives a monthly management fee equal to 1.5% per year of month-end net assets allocated to Cambridge. Willowbridge receives a monthly management fee equal to 1.5% per year of month-end net assets allocated to Willowbridge. Perella receives a monthly management fee equal to 1.5% per year of month-end net assets allocated to Perella. Effective January 1, 2016, Centurion receives a monthly management fee equal to 1.00% per year of month-end net assets allocated to Centurion. Prior to January 1, 2016, Centurion received a monthly management fee equal to 1.25% per year.

Prior to December 1, 2013, Blackwater received a monthly management fee equal to 1.25% per year. From December 1, 2013 to its termination on September 30, 2015, Blackwater received a monthly management fee equal to 0.75% per year of month-end net assets allocated to Blackwater. Prior to its termination on July 31, 2014, Principle received a monthly management fee equal to 1.5% per year of month-end net assets allocated to Principle. Prior to its termination on October 31, 2014, 300 North Capital received a monthly management fee equal to 1.5% per year of month-end net assets allocated to 300 North Capital. Prior to its termination on November 30, 2013, Waypoint received a monthly management fee equal to 2.0% per year of month-end net assets allocated to Waypoint. Prior to its termination on December 31, 2013, PGR received a monthly management fee equal to 1.0% per year of month-end net assets allocated to PGR. Prior to its termination on October 31, 2013, JE Moody received a monthly management fee equal to 2.0% per year of month-end net assets allocated to JE Moody. Prior to its termination on August 31, 2013, Cirrus received a monthly management fee equal to 2.0% per year of month-end net assets allocated to Cirrus. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fees, incentive fee accruals, the General Partner fee, ongoing selling agent fee and any redemptions or distributions as of the end of such month. Each Management Agreement may be terminated upon notice by either party.

In addition, the Partnership is obligated to pay each Advisor an incentive fee, payable quarterly, equal to 20% for Centurion, Perella, SECOR and Willowbridge, and equal to 15% for Cambridge, of New Trading Profits, as defined in each Management Agreement, earned by each Advisor for the Partnership during each calendar quarter. Prior to its termination on September 30, 2015, Blackwater was eligible to receive an incentive fee, payable quarterly, equal to 20% of New Trading Profits, as defined in its Management Agreement with the General Partner, earned by Blackwater for the Partnership during each calendar quarter. Prior to its termination on July 31, 2014, Principle was eligible to receive an incentive fee, payable quarterly, equal to 17.5% of the New Trading Profits, as defined in its Management Agreement with the General Partner, earned by Principle for the Partnership during each calendar quarter. Prior to its termination on October 31, 2014, 300 North Capital was eligible to receive an incentive fee, payable quarterly, equal to 17.5% of the New Trading Profits, as defined in its Management Agreement with the General Partner, earned by 300 North Capital for the Partnership during each calendar quarter. Prior to its termination on November 30, 2013, Waypoint was eligible to receive an incentive fee, payable quarterly, equal to 17% of the New Trading Profits, as defined in its Management Agreement with the General Partner, earned by Waypoint for the Partnership during each calendar quarter. Prior to its termination on December 31, 2013, PGR was eligible to receive an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in its Management Agreement with the General Partner, earned by PGR for the Partnership during each calendar quarter. Prior to its termination on October 31, 2013, JE Moody was eligible to receive an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in its Management Agreement with the General Partner, earned by JE Moody for the Partnership during each calendar quarter. Prior to its termination on August 31, 2013, Cirrus was eligible to receive an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in its Management Agreement with the General Partner, earned by Cirrus for the Partnership during each calendar quarter. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not receive an incentive fee until the Advisor recovers the net loss incurred and earns additional trading profits for the Partnership.

Prior to and during part of the third quarter of 2013, the Partnership was party to a Customer Agreement with CGM (the “CGM Customer Agreement”). During the third quarter of 2013, the Partnership entered into a Customer Agreement with MS&Co. (the “MS&Co. Customer Agreement”) and during the fourth quarter of 2013, the Partnership entered into a Selling Agent Agreement with Morgan Stanley Wealth Management (as amended, the “Selling Agreement”). The Partnership has terminated the CGM Customer Agreement.

Under the CGM Customer Agreement, the Partnership paid CGM a monthly brokerage fee equal to 7/24 of 1% (3.5% per year) of month-end net assets, in lieu of brokerage fees on a per trade basis. Month-end Net Assets, for the purpose of calculating brokerage fees were Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s brokerage fees, incentive fee accruals, the monthly management fees, the General Partner fee and other expenses and any redemptions or distributions as of the end of such month. The Partnership paid for exchange, service, clearing, user, give-up, floor brokerage and National Futures Association (“NFA”) fees (collectively, the “CGM clearing fees”) directly and through its investment in the Funds. CGM clearing fees were allocated to the Partnership based on its proportionate share of each Fund.

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

Under the MS&Co. Customer Agreement and the foreign exchange brokerage account agreement, the Partnership pays trading fees for the clearing and, where applicable, execution of transactions, as well as exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively, the “MS&Co. clearing fees” and together with the CGM clearing fees, the “clearing fees”) directly and indirectly through its investment in the Funds. MS&Co. clearing fees are allocated to the Partnership based on its proportionate share of each Fund. Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. All of the Partnership’s assets not held in the Funds’ accounts at MS&Co. are deposited in the Partnership’s account at MS&Co. The Partnership’s cash is deposited by MS&Co. in segregated bank accounts to the extent required by CFTC regulations. At December 31, 2015 and 2014, the amount of cash held for margin requirements was $8,133,817 and $0, respectively. MS&Co. has agreed to pay the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account at the rate equal to the monthly average of the 4-Week U.S. Treasury bill discount rate. The Customer Agreement may generally be terminated upon notice by either party.

Under the Selling Agreement with Morgan Stanley Wealth Management, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee. Prior to April 1, 2014, this monthly ongoing selling agent fee was equal to (i) 7/24 of 1% (3.5% per year) of month-end Net Assets for Class A Redeemable Units, (ii) 5/48 of 1% (1.25% per year) of month-end Net Assets for Class D Redeemable Units and (iii) 1/24 of 1% (0.50% per year) of month-end Net Assets for Class Z Redeemable Units. Effective April 1, 2014, the monthly ongoing selling agent fee was reduced to 5/24 of 1% (2.5% per year) for Class A Redeemable Units. Effective October 1, 2014, the monthly ongoing selling agent fee was (i) reduced to 4/24 of 1% (2.0% per year) for Class A Redeemable Units, (ii) reduced to 3/48 of 1% (0.75% per year) for Class D Redeemable Units and (iii) eliminated for Class Z Redeemable Units. Morgan Stanley Wealth Management pays a portion of its ongoing selling agent fees to properly registered or exempted financial advisors who have sold Redeemable Units. Month-end Net Assets, for the purpose of calculating ongoing selling agent fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s ongoing selling agent fees, incentive fee accruals, the monthly management fees, the General Partner fee and other expenses and any redemptions or distributions as of the end of such month.

The General Partner fees, management fees, incentive fees and all other expenses are allocated proportionally to each Class based on the net asset value of each Class.

During the second quarter of 2013, Cambridge Master entered into a foreign exchange brokerage account agreement with MS&Co. and commenced foreign exchange trading through an account at MS&Co. on or about May 1, 2013. During the third quarter of 2013, Willowbridge Master and Cambridge Master entered into a futures brokerage account agreement with MS&Co. Willowbridge Master and Cambridge Master commenced futures trading through accounts at MS&Co. on or about July 29, 2013 and September 1, 2013, respectively. SECOR Master continues to be a party to a futures brokerage account agreement with MS&Co. During the fourth quarter of 2013 (and until its liquidation on September 30, 2015), Blackwater Master entered into a futures brokerage account agreement with MS&Co. and commenced trading through accounts at MS&Co. on or about October 3, 2013. During the third quarter of 2014 (and until its liquidation on June 30, 2015), PGM Master entered into a futures brokerage account agreement and a foreign exchange brokerage account agreement with MS&Co. and commenced trading through accounts at MS&Co. on or about September 1, 2014.

In July 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a master services agreement, the Administrator will furnish certain administrative, accounting, regulatory, reporting, tax and other services as agreed from time to time. In addition, the Administrator will maintain certain books and records of the Partnership. The costs of retaining the Administrator are allocated among the pools operated by the General Partner, including the Partnership.

    (b) Financial Information about Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 is set forth under “Item 6. Selected Financial Data.” The Partnership’s Capital as of December 31, 2015 was $94,328,641.

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

Regardless of its trading performance, the Partnership will incur fees and expenses, including ongoing selling agent fees, General Partner fees, clearing fees and management fees. Substantial incentive fees may be paid to one or more of the Advisors even if the Partnership experiences a net loss for the full year.

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

3.	An investor’s financial advisor will receive ongoing compensation for providing services to the investor’s account with respect to Class A and Class D Redeemable Units.

4.	The General Partner, on behalf of the Partnership, may purchase money market mutual fund shares from mutual funds affiliated and/or unaffiliated with the General Partner.

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

Regulatory changes could adversely affect the Partnership by restricting its markets or activities, limiting its trading and/or increasing the costs or taxes to which investors are subject. Pursuant to the mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010, the CFTC and the Securities and Exchange Commission (the “SEC”) have promulgated rules to regulate swaps dealers and to mandate additional reporting and disclosure requirements and continue to promulgate rules regarding capital and margin requirements to require that certain swaps be traded on an exchange or a swap execution facility and to require that derivatives (such as those traded by the Partnership) be moved into central clearinghouses. The CFTC and the prudential regulators that oversee swap dealers have adopted rules regarding margin requirements for certain derivatives. In addition, the CFTC and such prudential regulators have proposed or adopted, respectively, rules regarding capital requirements for swap dealers. These rules may negatively impact the manner in which swap contracts are traded and/or settled, increase the costs of such trades, and limit trading by speculators (such as the Partnership) in futures and over-the-counter (“OTC”) markets.

Speculative position and trading limits may reduce profitability.

The CFTC and U.S. exchanges have established speculative position limits on the maximum net long or net short positions which any person or a group of persons may hold or control in particular futures, options on futures and swaps that perform a significant price discovery function. Most exchanges also limit the amount of fluctuation in commodity futures contract prices on a single trading day. The Advisors believe that established speculative position and trading limits will not have a materially adverse effect on trading for the Partnership. The trading instructions of an advisor, however, may have to be modified, and positions held indirectly by the Partnership through its investments in the Funds may have to be liquidated, in order to avoid exceeding these limits. Such modification or liquidation could adversely affect the operations and profitability of the Partnership by increasing transaction costs to liquidate positions and foregoing potential profits on the liquidated positions.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934 (the “Exchange Act”), which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2015, 2014, 2013, 2012 and 2011.

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

On February 25, 2015, the Company reached an agreement in principle with the United States Department of Justice, Civil Division and the United States Attorney’s Office for the Northern District of California, Civil Division (collectively, the “Civil Division”) to pay $2.6 billion to resolve certain claims that the Civil Division indicated it intended to bring against the Company. That settlement was finalized on February 10, 2016.

In May 2014, the California Attorney General’s Office (“CAAG”), which is one of the members of the RMBS Working Group, indicated that it has made certain preliminary conclusions that the Company made knowing and material misrepresentations regarding RMBS and that it knowingly caused material misrepresentations to be made regarding the Cheyne SIV (defined below), which issued securities marketed to the California Public Employees Retirement System. The CAAG has further indicated that it believes the Company’s conduct violated California law and that it may seek treble damages, penalties and injunctive relief. The Company does not agree with these conclusions and has presented defenses to them to the CAAG.

In October 2014, the Illinois Attorney General’s Office (“ILAG”) sent a letter to the Company alleging that the Company knowingly made misrepresentations related to RMBS purchased by certain pension funds affiliated with the State of Illinois and demanding that the Company pay ILAG approximately $88 million. The Company and ILAG reached an agreement to resolve the matter on February 10, 2016.

On January 13, 2015, the New York Attorney General’s Office (“NYAG”), which is also a member of the RMBS Working Group, indicated that it intends to file a lawsuit related to approximately 30 subprime securitizations sponsored by the Company. NYAG indicated that the lawsuit would allege that the Company misrepresented or omitted material information related to the due diligence, underwriting and valuation of the loans in the securitizations and the properties securing them and indicated that its lawsuit would be brought under the Martin Act. The Company and NYAG reached an agreement to resolve the matter on February 10, 2016.

On June 5, 2012, the Company consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by the CFTC to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an Exchange for Related Position (“EFRP”). Specifically, the CFTC found that from April 2008 through October 2009, the Company violated Section 4c(a) of the Commodity Exchange Act (the “CEA”) and CFTC Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (“CME”) and Chicago Board of Trade (“CBOT”) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position. In addition, the CFTC found that the Company violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the CEA and CFTC Regulations. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, the Company accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine. The Company entered into corresponding and related settlements with the CME and CBOT in which the CME found that the Company violated CME Rules 432.Q and 538 and fined the Company $750,000 and CBOT found that the Company violated CBOT Rules 432.Q and 538 and fined the Company $1,000,000.

On July 23, 2014, the SEC approved a settlement by MS&Co. and certain affiliates to resolve an investigation related to certain subprime RMBS transactions sponsored and underwritten by those entities in 2007. Pursuant to the settlement, MS&Co. and certain affiliates were charged with violating Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933 (the “Securities Act”), agreed to pay disgorgement and penalties in an amount of $275 million and neither admitted nor denied the SEC’s findings.

On April 21, 2015, the Chicago Board Options Exchange, Incorporated (“CBOE”) and the CBOE Futures Exchange, LLC (“CFE”) filed statements of charges against the Company in connection with trading by one of the Company’s former traders of EEM options contracts that allegedly disrupted the final settlement price of the November 2012 VXEM futures. CBOE alleged that the Company violated CBOE Rules 4.1, 4.2 and 4.7, Sections 9(a) and 10(b) of the Exchange Act, and Rule 10b-5 thereunder. CFE alleged that the Company violated CFE Rules 608, 609 and 620. Both matters are ongoing.

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

On August 6, 2015, the Company consented to and became the subject of an order by the CFTC to resolve allegations that the Company violated CFTC Regulation 22.9(a) by failing to hold sufficient U.S. Dollars in cleared swap segregated accounts in the U.S. to meet all U.S. Dollar obligations to cleared swaps customers. Specifically, the CFTC found that while the Company at all times held sufficient funds in segregation to cover its obligations to its customers, on certain days during 2013 and 2014, it held currencies, such as euros, instead of U.S. dollars, to meet its U.S. dollar obligations. In addition, the CFTC found that the Company violated CFTC Regulation 166.3 by failing to have in place adequate procedures to ensure that it complied with CFTC Regulation 22.9(a). Without admitting or denying the findings or conclusions and without adjudication of any issue of law or fact, the Company accepted and consented to the entry of findings, the imposition of a cease and desist order, a civil monetary penalty of $300,000, and undertakings related to public statements, cooperation, and payment of the monetary penalty.

Civil Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against the Company and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by the Company was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied the Company’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. The defendants’ joint motions for partial summary judgment were denied on November 9, 2015. At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $46 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $46 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against the Company and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al. An amended complaint, filed on June 10, 2010, alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company was approximately $276 million. The complaint raises claims under both the federal securities laws and California law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $59 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss for this action up to the difference between the $59 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against the Company and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by the Company at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $78 million. At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $51 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $51 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against the Company with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $332 million. At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $55 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $55 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against the Company, certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part the Company’s motion to dismiss the complaint. The Company perfected its appeal from that decision on June 12, 2015. At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $269 million, and the certificates had incurred actual losses of approximately $83 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $269 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against the Company and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $132 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part the Company’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $116 million. On August 26, 2015, the Company perfected its appeal from the court’s October 29, 2014 decision. At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $28 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $28 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against the Company and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al. An amended complaint filed on June 10, 2010 alleged that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company was approximately $704 million. The complaint raised claims under both the federal securities laws and California law and sought, among other things, to rescind the plaintiff’s purchase of such certificates. On January 26, 2015, as a result of a settlement with certain other defendants, the plaintiff requested and the court subsequently entered a dismissal with prejudice of certain of the plaintiff’s claims, including all remaining claims against the Company.

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

On October 25, 2010, the Company, certain affiliates and Pinnacle Performance Limited, a special purpose vehicle (“SPV”), were named as defendants in a purported class action in the United States District Court for the Southern District of New York (“SDNY”), styled Ge Dandong, et al. v. Pinnacle Performance Ltd., et al. On January 31, 2014, the plaintiffs in the action, which related to securities issued by the SPV in Singapore, filed a second amended complaint, which asserted common law claims of fraud, aiding and abetting fraud, fraudulent inducement, aiding and abetting fraudulent inducement, and breach of the implied covenant of good faith and fair dealing. On July 17, 2014, the parties reached an agreement to settle the litigation, which received final court approval on July 2, 2015.

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

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against the Company and certain affiliates in the Superior Court of the State of New Jersey, styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. On October 16, 2012, plaintiffs filed an amended complaint. The amended complaint alleged that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company was approximately $1.073 billion. The amended complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud, fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On January 8, 2016, the parties reached an agreement to settle the litigation.

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

On September 23, 2013, the plaintiff in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against the Company and certain affiliates in the SDNY. The complaint alleged that defendants made untrue statements of material fact or omitted to state material facts in the sale to the plaintiff of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiffs in the matter was approximately $417 million. The complaint alleged violations of federal and various state securities laws and sought, among other things, rescissionary and compensatory damages. On November 23, 2015, the parties reached an agreement to settle the matter.

On September 16, 2014, the Virginia Attorney General’s Office filed a civil lawsuit, styled Commonwealth of Virginia ex rel. Integra REC LLC v. Barclays Capital Inc., et al., against the Company and several other defendants in the Circuit Court of the City of Richmond related to RMBS. The lawsuit alleged that the Company and the other defendants knowingly made misrepresentations and omissions related to the loans backing RMBS purchased by the Virginia Retirement System. The complaint asserts claims under the Virginia Fraud Against Taxpayers Act, as well as common law claims of actual and constructive fraud, and seeks, among other things, treble damages and civil penalties. On January 6, 2016, the parties reached an agreement to settle the litigation. An order dismissing the action with prejudice was entered on January 28, 2016.

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

Item 4. Mine Safety Disclosures. Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information. The Partnership has issued no stock. There is no public market for the Redeemable Units.

(b)	Holders. The number of holders of Class A Redeemable Units as of February 29, 2016 was 1,038. There are no Redeemable Units outstanding in Class D or Class Z.

(c)	Dividends. The Partnership did not declare any distributions in 2015 or 2014. The Partnership does not intend to declare distributions in the foreseeable future.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans. None.

(e)	Performance Graph. Not applicable.

(f)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. For the year ended December 31, 2015, there were subscriptions of 2,514.3600 Class A Redeemable Units totaling $3,429,167. For the year ended December 31, 2014, there were subscriptions of 5,734.0090 Class A Redeemable Units totaling $7,249,416. For the year ended December 31, 2013, there were subscriptions of 14,027.6290 Class A Redeemable Units totaling $19,089,652.

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

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers. The following chart sets forth the purchases of Class A Redeemable Units by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2015 – October 31, 2015	558.5400	$1,318.12	N/A	N/A
November 1, 2015 – November 30, 2015	1,254.5220	$1,361.08	N/A	N/A
December 1, 2015 – December 31, 2015	1,430.8140	$1,328.16	N/A	N/A
	3,243.8760	$1,339.16

*	Generally, Limited Partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.

**	Redemptions of Redeemable Units are effected as of the end of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 6. Selected Financial Data.

Total trading results, total investment income, total expenses, net income (loss) and increase (decrease) in net asset value per Redeemable Unit for Class A for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 and net asset value per Redeemable Unit for Class A and total assets as of December 31, 2015, 2014, 2013, 2012 and 2011 were as follows:

	2015	2014	2013	2012	2011
Total trading results	$5,795,803	$7,295,780	$12,185,329	$1,018,826	$12,092,611
Total investment income	24,184	25,253	65,605	128,362	64,743
Total expenses	(7,728,655)	(10,858,959)	(13,573,285)	(14,989,031)	(15,885,073)

Net income (loss)	$(1,908,668)	$(3,537,926)	$(1,322,351)	$(13,841,843)	$(3,727,719)

Increase (decrease) in net asset value per Redeemable Unit for Class A	$(26.14)	$3.90	$(9.41)	$(90.03)	$(29.76)

Net asset value per Redeemable Unit for Class A	$1,328.16	$1,354.30	$1,350.40	$1,359.81	$1,449.84

Total assets	$97,470,590	$119,213,383	$170,252,847	$197,607,809	$207,893,019

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

The General Partner manages all business of the Partnership/Funds. The General Partner has delegated its responsibility for the investment of the Partnership’s assets to the Advisors. The General Partner engages a team of approximately 30 professionals whose primary emphasis is on attempting to maintain quality control among the Advisors to the funds operated or managed by the General Partner. A full-time staff of due diligence professionals use proprietary technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provides processing of subscriptions and redemptions and reporting to Limited Partners and regulatory authorities. The General Partner also includes staff involved in marketing and sales support. In selecting the Advisors for the Partnership, the General Partner conducts proprietary research and considers, among other things, the background of the advisors’ principals, as well as the advisors’ trading styles, strategies and markets traded, expected volatility, trading results (to the extent available) and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisors at any time and may allocate assets to additional advisors at any time.

Responsibilities of the General Partner include:

•	due diligence examinations of the Advisors;

•	selection, appointment and termination of the Advisors;

•	negotiation of the management agreements; and

•	monitoring the activity of the Advisors.

In addition, the General Partner prepares, or assists the Administrator in preparing, the books and records and provides, or assists the Administrator in providing, the administrative and compliance services that are required by law or regulation, from time to time, in connection with the operation of the Partnership.

While the Partnership and the Funds have the right to seek lower commission rates from other commodity brokers at any time, the General Partner believes that the customer agreements and other arrangements with the commodity broker(s) are fair, reasonable, and competitive.

As of December 31, 2015, the programs traded by Cambridge, Centurion, Perella, SECOR and Willowbridge on behalf of the Partnership were: Cambridge — Asian Markets Alpha Programme and Emerging Markets Alpha Programme, Centurion — Short Term Systematic Strategy Program, Perella — a variation of the program traded by PWP Global Macro Master Fund L.P., SECOR — a variation of the program traded by SECOR Alpha Master Fund L.P. and Willowbridge — wPraxis Futures Trading Approach. The General Partner may modify or terminate the allocation of assets among the Advisors at any time and may allocate assets to additional Advisors at any time. Effective February 28, 2013, Willowbridge ceased trading the Partnership’s assets using its MStrategy Trading Approach. As of December 31, 2015 and September 30, 2015, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	December 31, 2015	Percentage of Net Assets	September 30, 2015		Percentage of Net Assets
Blackwater	$—	—	$1,119,746	*	1%
Cambridge	$23,332,922	25%	$25,137,587		25%
Centurion	$14,425,946	15%	$18,288,194		18%
Perella	$19,766,995	21%	$20,415,145		20%
SECOR	$22,881,722	24%	$24,505,956		24%
Willowbridge	$13,921,056	15%	$12,458,776		12%

*	Prior to the Partnership’s redemption of its interest in Blackwater Master.

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

The Cambridge Strategy (Asset Management) Limited

Asian Markets Alpha Programme

The Asian Markets Alpha Programme aims to profit from short and medium term moves in the Asian markets’ currency pairs. To achieve this, Cambridge employs a largely systematic approach, designed to perform across diverse market environments. The process combines three decision making tools: a Systematic Technical Strategy, a Systematic Fundamental Strategy and a Market Information Strategy. During periods of higher volatility, the Systematic Technical Strategy uses a series of proprietary trading algorithms operating over multiple timeframes. The algorithms combine trend continuation and trend reversal signals. During periods of lower volatility, the Systematic Fundamental Strategy reflects a predetermined set of positions designed to reflect ‘market’ views on the relative attractiveness of currencies versus the U.S. dollar, thereby realizing the inherent benefits of the carry trade. The Market Information Strategy leverages the experience and global network of Cambridge’s portfolio managers to understand and exploit the behavior of other market participants and to participate in hedging and investment flows. It has characteristics often associated with discretionary managers. Cambridge’s proprietary Global Volatility Indicator serves as Cambridge’s regime shifting mechanism within the systematic strategies. Cambridge believes that long run success is achieved through successful mitigation of downside returns with risk controlled at the portfolio, strategy and individual trade levels.

Emerging Markets Alpha Programme

The Emerging Markets Alpha Programme aims to profit from short and medium term moves in the developing markets’ currency pairs. To achieve this, Cambridge employs a largely systematic approach, designed to perform across diverse market environments. The process combines three decision making tools: a Systematic Technical Strategy, a Systematic Fundamental Strategy and a Market Information Strategy. During periods of higher volatility, the Systematic Technical Strategy uses a series of proprietary trading algorithms operating over multiple timeframes. The algorithms combine trend continuation and trend reversal signals. During periods of lower volatility, the Systematic Fundamental Strategy reflects a predetermined set of positions designed to reflect ‘market’ views on the relative attractiveness of currencies versus the U.S. dollar, thereby realizing the inherent benefits of the carry trade. The Market Information Strategy leverages the experience and global network of Cambridge’s portfolio managers to understand and exploit the behavior of other market participants and to participate in hedging and investment flows. It has characteristics often associated with discretionary managers. Cambridge’s proprietary Global Volatility Indicator serves as Cambridge’s regime shifting mechanism within the systematic strategies. Cambridge believes that long run success is achieved through successful mitigation of downside returns with risk controlled at the portfolio, strategy and individual trade levels.

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

Specific Fund level performance information is included in Note 6 to the Partnership’s financial statements included in “Item 8. Financial Statements and Supplementary Data.”

For the period January 1, 2015 through December 31, 2015 the average allocation by commodity market sector for each of the Funds was as follows:

Cambridge Master Fund L.P.

Currencies	100%

SECOR Master Fund L.P.

Currencies	33.3%
Energy	3.0%
Grains	3.3%
Indices	38.3%
Interest Rates Non-U.S.	7.1%
Interest Rates U.S.	3.5%
Livestock	1.0%
Metals	8.3%
Softs	2.2%

CMF Willowbridge Master Fund L.P.

Currencies	68.4%
Energy	5.8%
Indices	8.6%
Interest Rates Non-U.S.	1.2%
Interest Rates U.S.	14.4%
Metals	1.5%
Softs	0.1%

(a) Liquidity.

The Partnership does not engage in sales of goods or services. Its assets are its (i) investments in Funds, (ii) equity in its trading account, consisting of cash and cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, U.S. Treasury bills, at fair value and options purchased, as applicable and (iii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2015.

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

From January 1, 2015 through December 31, 2015, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 25.2%. The foregoing margin to equity ratio takes into account cash held in the Partnership’s name, as well as the allocable value of the positions and cash held on behalf of the Partnership in the name of the Funds.

In the normal course of business, the Partnership and the Funds are party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include futures, forwards, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or OTC. Exchange-traded instruments include futures and certain standardized forward, swap and option contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 23.7% to 68.9% of the Partnership’s/Funds’ contracts are traded OTC.

Market risk is the potential for changes in the value of the financial instruments traded by the Partnership/Funds due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The Partnership and the Funds are exposed to a market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds had credit risk and concentration risk during the reporting period and prior periods, as MS&Co. and/or CGM or their affiliates were the sole counterparties or brokers with respect to the Partnership’s/Funds’ assets. Credit risk with respect to exchange-traded instruments was reduced to the extent that, through MS&Co. and/or CGM, the Partnership’s/Funds’ counterparty was an exchange or clearing organization. The Partnership/Funds continues to be subject to such risks with respect to MS&Co.

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

Other than the risks inherent in U.S. Treasury bills, money market mutual fund securities, commodity futures and other derivatives, the Partnership knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership’s liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides that the Partnership will cease trading operations and liquidate all open positions under certain circumstances including a decrease in net asset value per Redeemable Unit of any class to less than $400 as of the close of business on any trading day. In addition, the General Partner may, in its sole discretion, cause the Partnership to dissolve if the Partnership’s aggregate net assets decline to less than $1,000.000.

(b) Capital Resources.

(i) The Partnership has made no material commitments for capital expenditures.

(ii) The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by net income or losses on trading and by expenses, interest income, subscriptions, redemptions of Redeemable Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market movements in commodities are dependent upon fundamental and technical factors which the Advisors may or may not be able to identify, such as changing supply and demand relationships, weather, government, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. Partnership expenses consist of, among other things, ongoing selling agent, clearing, General Partner and management fees. The level of these expenses is dependent upon trading performance and the ability of the Advisors to identify and take advantage of price movements in the commodity markets, in addition to the level of net assets maintained. In addition, the amount of interest income payable by the Partnership’s commodity broker is dependent upon interest rates over which neither the Partnership/Funds nor the commodity broker has control.

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem its Redeemable Units at their net asset value as of the end of each month, on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions are generally funded out of the Partnership’s cash holdings and/or redemptions from the Funds. For the year ended December 31, 2015, 16,004.4080 Class A Redeemable Units were redeemed totaling $21,643,956 and 127.8240 General Partner Class A Redeemable Units were redeemed totaling $175,894. For the year ended December 31, 2014, 40,577.9470 Class A Redeemable Units were redeemed totaling $50,502,567 and 570.5870 General Partner Class A Redeemable Units were redeemed totaling $702,619. For the year ended December 31, 2013, 32,196.4880 Class A Redeemable Units were redeemed totaling $43,596,860 and 143.0000 General Partner Class A Redeemable Units were redeemed totaling $200,699.

The Partnership continues to offer Redeemable Units at the net asset value per unit as of the end of each month. For the year ended December 31, 2015, there were subscriptions of 2,514.3600 Class A Redeemable Units totaling $3,429,167. For the year ended December 31, 2014, there were subscriptions of 5,734.0090 Class A Redeemable Units totaling $7,249,416. For the year ended December 31, 2013, there were subscriptions of 14,027.6290 Class A Redeemable Units totaling $19,089,652.

(c) Results of Operations.

For the year ended December 31, 2015, the net asset value per Class A Redeemable Unit decreased 1.9% from $1,354.30 to $1,328.16. For the year ended December 31, 2014, the net asset value per Class A Redeemable Unit increased 0.3% from $1,350.40 to $1,354.30. For the year ended December 31, 2013, the net asset value per Class A Redeemable Unit decreased 0.7% from $1,359.81 to $1,350.40.

The Partnership experienced a net trading gain (before fees and expenses) in the year ended December 31, 2015 of $5,795,803. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy, U.S. interest rates, livestock, metals and indices, and were partially offset by losses in grains, non-U.S. interest rates and softs. The net trading gains and losses realized from the Partnership and the Funds is disclosed on page 38 under Item 8. “Financial Statements and Supplementary Data.”

The most significant losses were recorded within the agricultural sector during January from long wheat futures positions as an expanding global grain surplus drove prices lower. Additional losses in the agricultural markets were recorded during March from long positions in cocoa futures as prices moved lower after industry reports indicated that cocoa production reached record highs in the Ivory Coast, the world’s top cocoa producing nation. Further losses in this sector were recorded during April and October from short lean hog and live cattle futures positions as prices rose due to an increase in demand. Within the global interest rate sector, losses were incurred during February, April, and May from long positions in European and U.S. fixed income futures as prices declined due to an increase in probability that the U.S. Federal Reserve (the “Fed”) would raise interest rates. Additional losses were recorded during October from long Canadian fixed income futures positions as prices whipsawed throughout the month as investors debated Canadian monetary policy and how it may change with the newly elected Canadian Liberal Party in control. During December, losses were experienced in this sector from long European bond futures positions as prices reversed sharply lower after the European Central Bank (“ECB”) announced new stimulus measures that fell short of market expectations. The Partnership’s losses for the year were offset by gains experienced within the currency sector during the first quarter from short euro positions versus the U.S. dollar as the value of the euro decreased due to an unprecedented economic stimulus program introduced by the ECB. Additional gains were recorded in this sector during July and August from short positions in various currencies, particularly the Korean won, Thai baht, Taiwan dollar, and Australian dollar against the U.S. dollar as the value of the U.S. dollar advanced amid signals from the Fed Chair Janet Yellen that the central bank may raise interest rates later in 2015. During November, further gains were achieved in currencies from long positions in the U.S. dollar versus emerging market currencies as the value of the U.S. dollar continued its rally in November amid speculation that the Fed would increase interest rates in December 2015. In the metals sector, gains were achieved during July from short precious and base metals futures positions as prices moved lower due to a strengthening U.S. dollar and concern that a slowdown in the Chinese economy would weaken demand. Additional gains in metals were achieved during November from short positions in copper futures as prices declined as weak economic data from China continued to dampen demand prospects within an already oversupplied market. Within the stock index sector, gains were experienced during February and March from long positions in European and U.S. index futures as prices were supported by the ECB’s asset purchasing program and positive economic data in the U.S. Further gains were recorded during the middle of July from long positions in European equity index positions as prices rebounded with positive investor sentiment after Greece and its creditors finally came to an agreement over economic reform. Additional gains in stock indices were recorded during August from short positions in U.S. and European equity index futures as prices declined amid signs of a slowdown in China, uncertainty surrounding the Fed’s interest rate policy, and lackluster U.S. corporate earnings. Within the energy complex, gains were experienced during January, July, November, and December from short positions in crude oil and oil related products as prices fell due to high production in the U.S. and Middle East, which added to a growing global supply glut.

The Partnership experienced a net trading gain (before fees and expenses) in the year ended December 31, 2014 of $7,295,780. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy and U.S. and non- U.S. interest rates, and were partially offset by losses in grains, indices, metals and softs.

The most significant gains were achieved within the currencies sector during the second half of the year from short positions in the Japanese yen and euro versus the U.S. dollar as diverging central bank policy paths contributed to a strengthening U.S. dollar. The Bank of Japan and the ECB both focused on keeping interest rates low, while the Fed indicated higher interest rates, which benefited the Partnership’s short non-U.S. dollar currency positions. Additional gains were experienced during May from long positions in the Hungarian forint and Polish zloty versus the euro as the value of the euro declined after manufacturing and business confidence signaled uneven economic growth, bolstering bets on further ECB stimulus. In the energy complex, gains were recorded primarily during September through December from short positions in crude oil and its related products as prices moved lower following an increase in U.S. oil production, which advanced to record levels after OPEC decided not to reduce crude oil production amid a global supply surplus. Within the global interest rate sector, gains were experienced primarily during May, August and throughout the fourth quarter from long fixed income futures positions as prices rose amid central banks globally maintaining loose monetary policies to stimulate economic growth and stem deflation. Fixed income futures found additional support during the year as geopolitical tensions increased demand for the relative “safety” of government debt. A portion of the Partnership’s gains during the year was offset by losses recorded within the global stock index sector during January and March from long positions in U.S., European and Asian equity index futures as prices declined following softer-than- expected economic data in the U.S. and China, along with political and economic headwinds facing emerging markets. Additional losses were recorded during the first half of October from long positions in U.S. and European equity index futures as prices dropped amid concerns regarding the slowing pace of global growth and worries about potential deflation in the Euro-zone. Within the metals sector, losses were recorded during a majority of the first half of the year, as well as December, from both long and short precious metals futures positions as prices whipsawed following geopolitical concerns in emerging markets, Ukraine and the Middle East, which caused investor anxiety and sporadic demand for “safe-haven” assets. Additional losses were recorded during the year from base metals futures positions as prices fluctuated on varying economic news from China. Within the agriculturals sector, losses were incurred during October from short positions in soybean and corn futures as prices rose amid speculation that an extended drought in Brazil would limit soybean production and rains would delay the U.S. corn crop harvest.

    Interest income is earned on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) account during each month at a rate equal to the 4-week U.S. Treasury bill discount rate. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Interest income for the three months ended December 31, 2015 increased by $5,133, as compared to the corresponding period in 2014. The increase in interest income is due to higher U.S. Treasury bill rates during the three months ended December 31, 2015, as compared to the corresponding period in 2014. Interest income for the twelve months ended December 31, 2015 decreased by $1,069, as compared to the corresponding period in 2014. The decrease in interest income is due to lower average daily equity and lower U.S. Treasury bill rates during the twelve months ended December 31, 2015, as compared to the corresponding period in 2014. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s and the Funds’ accounts and upon interest rates over which neither the Partnership/Funds nor MS&Co. has control.

Ongoing selling agent/brokerage fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. Ongoing selling agent/brokerage fees for the three and twelve months ended December 31, 2015 decreased by $89,450 and $1,379,202, respectively, as compared to the corresponding periods in 2014. The decrease in ongoing selling agent/brokerage fees is primarily due to lower average net assets during the three and twelve months ended December 31, 2015, as compared to the corresponding periods in 2014, as well as reductions in the ongoing selling agent fee rate effective October 1, 2014 and April 1, 2014.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three and twelve months ended December 31, 2015 increased by $32,181 and $3,723, respectively, as compared to the corresponding periods in 2014. The increase in clearing fees is primarily due to an increase in the number of trades during the three and twelve months ended December 31, 2015, as compared to the corresponding periods in 2014.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. Management fees for the three and twelve months ended December 31, 2015 decreased by $43,465 and $213,442, respectively, as compared to the corresponding periods in 2014. The decrease in management fees is due to lower average net assets during the three and twelve months ended December 31, 2015, as compared to the corresponding periods in 2014.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership. These fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. General Partner fees for the three months ended December 31, 2015 decreased by $45,000, as compared to the corresponding period in 2014. The decrease in General Partner fees for the three months ended December 31, 2015 is primarily due to lower average net assets during the three months ended December 31, 2015, as compared to the corresponding period in 2014. General Partner fees for the twelve months ended December 31, 2015 increased by $265,195, as compared to the corresponding period in 2014. The increase in General Partner fees for the twelve months ended December 31, 2015 is due to an increase in the General Partner fee rate effective October 1, 2014.

Incentive fees are based on the new trading profits generated by each Advisor at the end of the quarter, as defined in the respective management agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and twelve months ended December 31, 2015 resulted in an incentive fee accrual of $0 and $1,434,431, respectively. Trading performance for the three and twelve months ended December 31, 2014 resulted in an incentive fee accrual of $1,969,608 and $2,640,529, respectively.

The Partnership pays professional fees, which generally include legal and accounting expenses (including legal and accounting expenses related to the offering), as well as administrative and other expenses which include certain offering costs and filing, reporting and data processing fees. Professional fees for the years ended December 31, 2015 and 2014 were $494,726 and $441,355, respectively.

The Partnership experienced a net trading gain (before fees and expenses) in the year ended December 31, 2013 of $12,185,329. Gains were primarily attributed to the Partnership’s/Funds’ trading of commodity futures in currencies, grains, livestock, metals, softs and indices, and were partially offset by losses in energy and U.S. and non-U.S. interest rates.

The most significant gains were achieved in the global stock index sector from long futures positions as global equity prices climbed higher throughout the majority of the year, supported by an aggressive Japanese stimulus package, a stabilizing euro-zone economy, and continued economic growth in the U.S. Within the metals complex, gains were experienced primarily in the second quarter from short positions in gold and silver futures as prices fell sharply on fears that Cyprus and other crisis-hit countries would potentially be forced to sell their gold reserves and on speculation that the Fed may scale back its monetary stimulus program. Within the currency sector, gains were experienced during May and the fourth quarter from short positions in the Japanese yen as the value of the Japanese currency weakened against other currencies. Additional currency gains were recorded in May from short positions in the Australian dollar, New Zealand dollar, Brazilian real, and South African rand, as the values of these currencies weakened with a decline in commodity prices. In the grains market, gains were experienced in July from short corn futures positions as prices declined on favorable weather in the U.S. Additional gains were recorded in this sector during December from short wheat futures positions as prices decreased after global inventories rose and U.S. exports fell. The Partnership’s gains for the year were offset by trading losses recorded within the global interest rate sector during January and May from long positions in European and U.S. fixed income futures as prices declined amid positive economic data and speculation that central banks across Europe and the U.S. may curtail their asset purchase programs. Additional losses were experienced in December from long futures positions as prices declined following the Fed announcement that it will reduce monthly bond purchases. Within the energy complex, losses were incurred in crude oil and its related products in February, as well as during the third quarter. In February, losses were incurred from long futures positions in crude oil and its related products as prices fell sharply following news that the U.S. economy grew less than economists expected and as manufacturing expanded less than forecast in China and contracted in Europe. During the third quarter, losses were recorded in July and August from short crude oil and oil distillates positions as Middle East tensions, early month inventory draws, and favorable U.S. economic data all pushed prices higher. Additional losses were incurred in this sector during December from short natural gas futures positions.

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

Financial Control Risk — the risk of loss attributable to limitations in financial systems and controls. Strong financial systems and controls ensure that assets are safeguarded, that transactions are executed in accordance with the General Partner’s authorization, and that financial information utilized by management and communicated to external parties, including the Partnership’s Class A Redeemable Unit holders, creditors, and regulators, is free of material errors.

(g) Critical Accounting Policies.

Partnership’s Investments in the Funds. The Partnership carries its investments in the Funds, other than its investment in Willowbridge Master, based on the Partnership’s (1) net contribution to the Funds (except Willowbridge Master) and (2) its allocated share of the undistributed profits and losses, including realized gains (losses) and net change in unrealized gains (losses), of the Funds (except Willowbridge Master). The Partnership carries its investment in Willowbridge Master based on Willowbridge Master’s net asset value per unit as calculated by Willowbridge Master.

Partnership’s/Funds’ Derivative Investments. All commodity interests of the Partnership/Funds, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Unrealized gains or losses on open contracts are included as a component of equity in trading account in the Partnership’s/Funds’ Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are included in the Partnership’s/Funds’ Statements of Income and Expenses.

    Fair Value of Financial Instruments. The carrying value of the Partnership’s/Funds’ assets and liabilities presented in the Statements of Financial Condition that qualify as financial instruments under the Financial Accounting Standards Board Accounting Standards Codification 825, “Financial Instruments,” approximates the fair value due to the short term nature of such balances.

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

The fair value of exchange-traded futures, option and forward contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as inputs the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are valued at the last available bid price received from independent pricing services as of the close of the last business day of the reporting period.

The Partnership and the Funds consider prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of the U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by broker quotes or pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2015 and 2014, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the years ended December 31, 2015 and 2014, there were no transfers of assets or liabilities between Level 1 and Level 2.

Futures Contracts. The Partnership and the Funds trade futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. When the contract is closed, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and net change in unrealized gains (losses) on futures contracts are included in the Partnership’s/Funds’ Statements of Income and Expenses.

Forward Foreign Currency Contracts. Forward foreign currency contracts are those contracts where the Partnership and the Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed upon price on an agreed upon future date. Forward foreign currency contracts are valued daily, and the Partnership’s and Funds’ net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Partnership’s/Funds’ Statements of Financial Condition. Net realized gains (losses) and net change in unrealized gains (losses) on forward foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Partnership’s/Funds’ Statements of Income and Expenses.

London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Partnership and the Funds are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and net change in unrealized gains (losses) on metal contracts are included in the Partnership’s/Funds’ Statements of Income and Expenses.

Options. The Partnership and the Funds may purchase and write (sell) both exchange-listed and OTC options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Partnership/Funds write an option, the premium received is recorded as a liability in the Partnership’s/Funds’ Statements of Financial Condition and marked-to-market daily. When the Partnership/Funds purchase an option, the premium paid is recorded as an asset in the Partnership’s/Funds’ Statements of Financial Condition and marked-to-market daily. Net realized gains (losses) and net change in unrealized gains (losses) on option contracts are included in the Partnership’s/Funds’ Statements of Income and Expenses.

The Partnership and the Funds do not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in total trading results in the Partnership’s/Funds’ Statements of Income and Expenses.

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

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2015 and 2014. As of December 31, 2015, the Partnership’s total capitalization was $94,328,641.

December 31, 2015

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$19,821,484	21.02%
Energy	575,631	0.61
Grains	208,769	0.22
Indices	3,980,882	4.22
Interest Rates U.S.	1,350,575	1.43
Interest Rates Non-U.S.	1,709,108	1.81
Livestock	96,059	0.10
Metals	1,104,566	1.17
Softs	144,869	0.16

Total	$28,991,943	30.74%

As of December 31, 2014, the Partnership’s total capitalization was $114,627,992.

December 31, 2014

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$12,444,997	10.86%
Energy	896,409	0.78
Grains	571,670	0.50
Indices	5,068,663	4.42
Interest Rates U.S.	737,928	0.65
Interest Rates Non-U.S.	1,677,853	1.46
Livestock	71,396	0.06
Metals	744,638	0.65
Softs	185,845	0.16

Total	$22,399,399	19.54%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments in the Funds by market category as of December 31, 2015 and December 31, 2014, the highest and lowest value at any point and the average value during the years. All open position trading risk exposures have been included in calculating the figures set forth below. As of December 31, 2015, the Partnership’s Value at Risk for the portion of its assets traded directly was as follows:

December 31, 2015

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$3,559,859	3.77%	$4,487,543	$4,857	$1,438,489
Energy	378,400	0.40	1,289,713	2,200	381,046
Grains	58,300	0.06	268,291	1,650	33,309
Indices	1,751,429	1.86	4,672,882	6,433	1,431,077
Interest Rates U.S.	920,928	0.98	963,717	990	373,329
Interest Rates Non-U.S.	1,088,316	1.15	1,322,437	1,216	411,728
Metals	376,585	0.40	444,235	4,400	86,274

Total	$8,133,817	8.62%

*	Annual average of month-end Values at Risk.

There were no direct investments as of December 31, 2014.

As of December 31, 2015, Cambridge Master’s total capitalization was $59,709,922. The Partnership owned approximately 40.8% of Cambridge Master. As of December 31, 2015, Cambridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Cambridge for trading) was as follows:

December 31, 2015

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$23,516,491	39.38%	$26,761,534	$5,371,077	$15,171,524

Total	$23,516,491	39.38%

*	Annual average of month-end Values at Risk.

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

As of December 31, 2015, Willowbridge Master’s total capitalization was $348,699,949. The Partnership owned approximately 4.3% of Willowbridge Master. As of December 31, 2015, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:

December 31, 2015

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$76,807,828	22.03%	$85,018,080	$173,995	$37,637,619
Energy	1,482,863	0.42	9,071,259	667,917	3,089,442
Interest Rates U.S.	4,144,323	1.19%	16,624,123	367,325	3,833,031

Total	$82,435,014	23.64%

*	Annual average of month-end Values at Risk.

As of December 31, 2014, Willowbridge Master’s total capitalization was $315,540,363. The Partnership owned approximately 3.9% of Willowbridge Master. As of December 31, 2014, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:

December 31, 2014

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$12,241,960	3.88%	$17,429,568	$12,311	$3,182,580
Energy	3,022,878	0.96	3,022,878	59,187	876,114
Interest Rates U.S.	4,491,327	1.42%	10,074,313	537,550	3,058,860

Total	$19,756,165	6.26%

*	Annual average of month-end Values at Risk.

As of December 31, 2015, SECOR Master’s total capitalization was $50,497,522. The Partnership owned approximately 45.5% of SECOR Master. As of December 31, 2015, SECOR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to SECOR for trading) was as follows:

December 31, 2015

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$7,393,758	14.64%	$8,948,487	$616,507	$5,392,362
Energy	293,335	0.58	860,575	172,491	453,050
Grains	330,701	0.66	893,530	112,624	491,592
Indices	4,899,897	9.70	8,675,689	3,165,147	6,198,563
Interest Rates U.S.	552,618	1.09	1,883,178	116,257	676,360
Interest Rates Non-U.S.	1,364,379	2.70	1,856,141	509,078	1,073,445
Livestock	211,118	0.42	245,102	14,636	149,830
Metals	1,599,958	3.17	2,164,648	573,024	1,344,765
Softs	318,393	0.63	688,050	157,135	330,342

Total	$16,964,157	33.59%

*	Annual average of month-end Values at Risk.

As of December 31, 2014, SECOR Master’s total capitalization was $29,604,598. The Partnership owned approximately 100% of SECOR Master. As of December 31, 2014, SECOR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to SECOR for trading) was as follows:

December 31, 2014

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$3,719,944	12.57%	$7,375,075	$2,706,523	$4,730,014
Energy	614,870	2.08	614,870	34,891	200,989
Grains	468,270	1.58	468,270	89,917	223,596
Indices	3,739,846	12.63	4,233,658	1,514,753	3,067,950
Interest Rates U.S.	326,876	1.10	892,672	97,422	452,147
Interest Rates Non-U.S.	847,859	2.86	1,079,625	298,506	704,466
Livestock	71,396	0.24	79,316	3,300	45,714
Metals	573,024	1.94	1,148,317	306,271	761,476
Softs	185,845	0.63	383,075	76,395	177,696

Total	$10,547,930	35.63%

*	Annual average of month-end Values at Risk.

As of September 30, 2015, the Partnership fully redeemed its investment in Blackwater Master. As of December 31, 2014, Blackwater Master’s total capitalization was $24,930,097. The Partnership owned approximately 16.0% of Blackwater Master. As of December 31, 2014, Blackwater Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Blackwater for trading) was as follows:

December 31, 2014

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$241,401	0.97%	$3,189,941	$51,293	$1,235,089
Energy	13,200	0.05	658,814	10,560	296,649
Grains	192,500	0.77	938,926	2,750	171,159
Indices	201,959	0.81	3,462,814	145,756	999,140
Interest Rates U.S.	92,400	0.37	655,463	8,580	221,480
Interest Rates Non-U.S.	193,198	0.78	1,412,783	17,944	399,111
Metals	608,528	2.44	2,895,022	340,845	928,952

Total	$1,543,186	6.19%

*	Annual average of month-end Values at Risk.

As of June 30, 2015, the Partnership fully redeemed its investment in PGM Master. As of December 31, 2014, PGM Master’s total capitalization was $20,791,826. The Partnership owned 100% of PGM Master. As of December 31, 2014, PGM Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Perella for trading) was as follows:

December 31, 2014

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,499,465	7.21%	$1,817,528	$595,843	$1,139,339
Energy	161,535	0.78	161,535	9,570	81,428
Grains	72,600	0.35	207,625	72,600	124,231
Indices	1,296,504	6.24	2,015,159	1,213,223	1,645,901
Interest Rates U.S.	221,106	1.06	328,482	205,761	254,154
Interest Rates Non-U.S.	799,082	3.84	1,057,290	145,466	799,725
Metals	74,250	0.36	132,660	57,640	91,163

Total	$4,124,542	19.84%

*	For the period September 1, 2014 (commencement of trading operations) to December 31, 2014 average of month-end Values at Risk.

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

The following were the primary trading risk exposures of the Partnership as of December 31, 2015 by market sector.

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

Metals. The Partnership’s/Funds’ primary metal market exposure is to fluctuations in the price of gold, aluminum and silver. Although the Advisors will from time to time trade base metals such as copper, the principal market exposures of the Partnership/Funds have consistently been in palladium, platinum and silver.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Partnership/Funds as of December 31, 2015.

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

Item 8. Financial Statements and Supplementary Data.

The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm, for the years ended December 31, 2015, 2014 and 2013; Statements of Financial Condition at December 31, 2015 and 2014; Condensed Schedule of Investments as of December 31, 2015 and Schedule of Investments as of December 31, 2014; Statements of Income and Expenses for the years ended December 31, 2015, 2014, and 2013; Statements of Changes in Partners’ Capital for the years ended December 31, 2015, 2014 and 2013; and Notes to Financial Statements. Additional financial information has been filed as Exhibits to this Form 10-K.

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

(iii)	provide reasonable assurance regarding prevention or timely detection and correction of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect in the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The management of Emerging CTA Portfolio L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2015 based on the criteria referred to above.

Patrick T. Egan	Steven Ross
President and Director	Chief Financial Officer and Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC
General Partner,	General Partner,
Emerging CTA Portfolio L.P.	Emerging CTA Portfolio L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Emerging CTA Portfolio L.P.:

We have audited the accompanying statements of financial condition of Emerging CTA Portfolio L.P. (the “Partnership”) as of December 31, 2015 and 2014, including the condensed schedule of investments as of December 31, 2015 and the schedule of investments as of December 31, 2014, and the related statements of income and expenses and changes in partners’ capital for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Emerging CTA Portfolio L.P. as of December 31, 2015 and 2014, and the results of its operations and changes in its partners’ capital for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 24, 2016

Emerging CTA Portfolio L.P.

Statements of Financial Condition

December 31, 2015 and 2014

	December 31, 2015	December 31, 2014
Assets:
Investment in Funds, at fair value (Note 6)	$62,285,375	$93,426,730

Equity in trading account:
Investment in U.S. Treasury bills, at fair value (amortized cost $11,248,961 and $0 at December 31, 2015 and 2014, respectively)	11,248,588	—
Cash (Note 3c)	15,654,546	25,786,501
Cash margin (Note 3c)	8,133,817	—
Net unrealized appreciation on open futures contracts	146,134	—

Total equity in trading account	35,183,085	25,786,501

Interest receivable (Note 3c)	2,130	152

Total assets	$97,470,590	$119,213,383

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$678,352	$—
Accrued expenses:
Ongoing selling agent fees (Note 3c)	161,320	198,685
Management fees (Note 3b)	127,306	151,108
General Partner fees (Note 3a)	80,498	99,297
Incentive fees (Notes 3a and 3b)	—	2,102,114
Clearing fees due to MS&Co. (Note 3c)	—	2,151
Professional fees	194,123	54,096
Redemptions payable to Limited Partners (Note 7)	1,900,350	1,977,940

Total liabilities	3,141,949	4,585,391

Partners’ Capital: (Notes 1 and 7)
General Partner, Class A, 814.5646 and 942.3886 Redeemable Units outstanding at December 31, 2015 and 2014, respectively	1,081,872	1,276,279
Limited Partners, Class A, 70,207.4852 and 83,697.5332 Redeemable Units at December 31, 2015 and 2014, respectively	93,246,769	113,351,713

Total partners’ capital	94,328,641	114,627,992

Total liabilities and partners’ capital	$97,470,590	$119,213,383

Net asset value per unit, Class A	$1,328.16	$1,354.30

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.

Condensed Schedule of Investments

December 31, 2015

	Notional ($) / Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Indices	296	$336,594	0.36%
Interest Rates U.S.	466	(157,655)	(0.17)
Interest Rates Non-U.S.	2,635	(450,352)	(0.48)

Total futures contracts purchased		(271,413)	(0.29)

Futures Contracts Sold
Energy	86	3,720	0.00 *
Grains	53	29,813	0.03
Indices	446	(89,279)	(0.09)
Interest Rates U.S.	732	339,849	0.36
Interest Rates Non-U.S.	1,796	204,572	0.22
Metals	101	(71,128)	(0.08)

Total futures contracts sold		417,547	0.44

Net unrealized appreciation on open futures contracts		$146,134	0.15%

Unrealized Appreciation on Open Forward Contracts
Currencies	$8,038,416	$422,969	0.45%

Total unrealized appreciation on open forward contracts		422,969	0.45

Unrealized Depreciation on Open Forward Contracts
Currencies	$43,159,674	(1,101,321)	(1.17)

Total unrealized depreciation on open forward contracts		(1,101,321)	(1.17)

Net unrealized depreciation on open forward contracts		$(678,352)	(0.72)%

U.S. Government Securities

Face Amount	Maturity Date	Description	Fair Value	% of Partners’ Capital
$4,250,000	1/21/2016	U.S. Treasury bills, 0.19% (Amortized cost of $4,249,372)	$4,249,721	4.51%
$7,000,000	3/3/2016	U.S. Treasury bills, 0.015% (Amortized cost of $6,999,589)	6,998,867	7.42

Total U.S. Government Securities			$11,248,588	11.93%

Investment in Funds
SECOR Master Fund L.P.			$22,981,374	24.36%
Cambridge Master Fund L.P.			24,376,553	25.84
CMF Willowbridge Master Fund L.P.			14,927,448	15.82

Total Investment in Funds			$62,285,375	66.02%

Net fair value			$73,001,745	77.38%

* Due to rounding.

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.

Schedule of Investments

December 31, 2014

	Fair Value	% of Partners’ Capital
Investment in Funds
Blackwater Master Fund L.P.	$3,980,034	3.47%
SECOR Master Fund L.P.	29,604,763	25.83
Cambridge Master Fund L.P.	26,708,570	23.30
CMF Willowbridge Master Fund L.P.	12,341,418	10.76
PGM Master Fund L.P.	20,791,945	18.14

Total Investment in Funds	$93,426,730	81.50%

Net fair value	$93,426,730	81.50%

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.

Statements of Income and Expenses

for the years ended December 31, 2015, 2014 and 2013

	2015	2014	2013
Investment Income:
Interest income	$6,310	$4,974	$9,127
Interest income allocated from Funds	17,874	20,279	56,478

Total investment income	24,184	25,253	65,605

Expenses:
Expenses allocated from Funds	687,310	1,341,161	1,809,246
Clearing fees related to direct investments (Note 3c)	267,311	263,588	252,007
Ongoing selling agent fees (Note 3c)	2,136,380	3,515,582	6,341,028
Management fees (Note 3b)	1,641,891	1,855,333	2,553,156
General Partner fees (Note 3a)	1,066,606	801,411	902,492
Incentive fees (Notes 3a and 3b)	1,434,431	2,640,529	1,383,573
Professional fees	494,726	441,355	331,783

Total expenses	7,728,655	10,858,959	13,573,285

Net investment loss	(7,704,471)	(10,833,706)	(13,507,680)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in Funds:
Net realized gains (losses) on closed contracts	(1,395,459)	(1,754,863)	(2,077,402)
Net realized gains (losses) on closed contracts allocated from Funds	11,611,019	11,179,959	14,218,357
Net change in unrealized gains (losses) on open contracts	76,492	(734,504)	640,174
Net change in unrealized gains (losses) on open contracts allocated from Funds	(4,496,249)	(1,394,812)	(595,800)

Total trading results	5,795,803	7,295,780	12,185,329

Net income (loss)	$(1,908,668)	$(3,537,926)	$(1,322,351)

Net income (loss) per Redeemable Unit, Class A (Note 8)*	$(26.14)	$3.90	$(9.41)

Weighted average Class A Redeemable Units outstanding	78,310.5220	103,762.9323	132,268.9604

*	Represents the change in net asset value per Redeemable Unit.

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.

Statements of Changes in Partners’ Capital

for the years ended December 31, 2015, 2014 and 2013

	Limited Partners	General Partner	Total
Partners’ Capital, December 31, 2012	$185,900,134	$2,251,812	$188,151,946
Net income (loss)	(1,314,360)	(7,991)	(1,322,351)
Subscriptions of 14,027.6290 Redeemable Units	19,089,652	—	19,089,652
Redemptions of 32,196.4880 Redeemable Units and 143.0000 General Partner Redeemable Units	(43,596,860)	(200,699)	(43,797,559)

Partners’ Capital, December 31, 2013	160,078,566	2,043,122	162,121,688
Net income (loss)	(3,473,702)	(64,224)	(3,537,926)
Subscriptions of 5,734.0090 Redeemable Units	7,249,416	—	7,249,416
Redemptions of 40,577.9470 Redeemable Units and 570.5870 General Partner Redeemable Units	(50,502,567)	(702,619)	(51,205,186)

Partners’ Capital, December 31, 2014	113,351,713	1,276,279	114,627,992
Net income (loss)	(1,890,155)	(18,513)	(1,908,668)
Subscriptions of 2,514.3600 Redeemable Units	3,429,167	—	3,429,167
Redemptions of 16,004.4080 Redeemable Units and 127.8240 General Partner Redeemable Units	(21,643,956)	(175,894)	(21,819,850)

Partners’ Capital, December 31, 2015	$93,246,769	$1,081,872	$94,328,641

Net asset value per Class A Redeemable Unit:

2013:	$1,350.40

2014:	$1,354.30

2015:	$1,328.16

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

1.	Partnership Organization:

Emerging CTA Portfolio L.P. (the “Partnership”) is a limited partnership that was organized on July 7, 2003 under the partnership laws of the State of New York. The objective of the Partnership is to achieve capital appreciation through the allocation of assets to early-stage commodity trading advisors or established advisors employing early-stage strategies, which engage, directly and indirectly through investments in the Funds (defined in Note 6, “Investment in Funds”), in speculative trading of a diversified portfolio of commodity interests, including futures, options on futures, forward, options on forward, spot and swap contracts, cash commodities and any other rights or interest pertaining thereto. The Partnership may also enter into swap and other derivative transactions directly and through its investments in the Funds with the approval of the General Partner (defined below). The sectors traded include currencies, livestock, lumber, energy, grains, metals, indices, softs and U.S. and non-U.S. interest rates. The commodity interests that are traded by the Partnership and the Funds are volatile and involve a high degree of market risk. The General Partner may also determine to invest up to all of the Partnership’s assets in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates.

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

During the years ended December 31, 2015 and 2014, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. During a prior period included in this report, Citigroup Global Markets Inc. (“CGM”) also served as a commodity broker.

As of September 1, 2011, the Partnership began offering three classes of limited partnership interests: Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units; each of which will be referred to as a “Class” and collectively referred to as the “Classes”. All Redeemable Units issued prior to September 1, 2011 were deemed “Class A Redeemable Units.” The rights, liabilities, risks, and fees associated with investment in the Class A Redeemable Units were not changed. Class A Redeemable Units and Class D Redeemable Units are available to taxable U.S. individuals and institutions, as well as U.S. tax exempt individuals and institutions. Class Z Redeemable Units are offered to certain employees of Morgan Stanley and its subsidiaries (and their family members). The Class of Redeemable Units that a limited partner of the Partnership (each a “Limited Partner”) receives upon subscription will generally depend upon the amount invested in the Partnership or the status of the Limited Partner, although the General Partner may determine to offer a particular Class of Redeemable Units to investors at its discretion. As of December 31, 2015 and 2014, there were no Redeemable Units outstanding in Class D or Class Z.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

All trading decisions were made for the Partnership by its trading advisors (the “Advisors”) either directly, through individually managed accounts, or indirectly, through investments in other collective investment vehicles. As of December 31, 2015, The Cambridge Strategy (Asset Management) Limited (“Cambridge”), Centurion Investment Management, LLC (“Centurion”), Perella Weinberg Partners Capital Management LP (“Perella”), SECOR Capital Advisors, LP (“SECOR”) and Willowbridge Associates Inc. (“Willowbridge”) served as the Partnership’s major commodity trading advisors. In addition, the General Partner may allocate the Partnership’s assets to additional non-major trading advisors (i.e. commodity trading advisors allocated less than 10% of the Partnership’s assets). Information about advisors allocated less than 10% of the Partnership’s assets may not be disclosed. The General Partner may also allocate less than 10% of the Partnership’s assets to a new trading advisor or another trading program of a current Advisor. The Advisors are not affiliated with one another, are not affiliated with the General Partner, MS&Co. or CGM and are not responsible for the organization or operation of the Partnership. References herein to the “Advisors” may also include, as relevant, reference to 300 North Capital LLC (“300 North Capital”), Blackwater Capital Management, LLC (“Blackwater”), Cirrus Capital Management LLC (“Cirrus”), J E Moody & Company LLC (“JE Moody”), PGR Capital LLP (“PGR”), Principle Capital Management LLC (“Principle”) and Waypoint Capital Management LLC (“Waypoint”).

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

The Partnership will be liquidated upon the first to occur of the following: December 31, 2023; the net asset value per Redeemable Unit of limited partnership interest of any Class decreases to less than $400 as of the close of any business day; or under certain other circumstances as defined in the limited partnership agreement of the Partnership (the “Limited Partnership Agreement”). In addition, the General Partner may, in its sole discretion, cause the Partnership to be liquidated if the aggregate net assets of the Partnership decline to less than $1,000,000.

In July 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a master services agreement, the Administrator furnishes certain administrative, accounting, regulatory, reporting, tax and other services as agreed from time to time. In addition, the Administrator maintains certain books and records of the Partnership. The costs of retaining the Administrator will be allocated among the pools operated by the General Partner, including the Partnership.

2.	Basis of Presentation and Summary of Significant Accounting Policies:

a.	Use of Estimates. The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

b.	Statement of Cash Flows. The Partnership is not required to provide a Statement of Cash Flows.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

c.	Partnership’s Investments in the Funds. The Partnership carries its investments in the Funds, other than its investment in CMF Willowbridge Master Fund L.P. (“Willowbridge Master”), based on the Partnership’s (1) net contribution to the Funds (except Willowbridge Master) and (2) its allocated share of the undistributed profits and losses, including realized gains (losses) and net change in unrealized gains (losses), of the Funds (except Willowbridge Master). The Partnership carries its investment in Willowbridge Master based on Willowbridge Master’s net asset value per unit as calculated by Willowbridge Master.

Partnership’s/Funds’ Derivative Investments.    All commodity interests of the Partnership/Funds, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Unrealized gains or losses on open contracts are included as a component of equity in trading account in the Partnership’s/Funds’ Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are included in the Partnership’s/Funds’ Statements of Income and Expenses.

Partnership’s Cash:    The Partnership’s cash includes cash denominated in foreign currencies of $472,794 and $133,847 as of December 31, 2015 and 2014, respectively. The cost of foreign currencies was $473,186 as of December 31, 2015 and based on the General Partner’s assessment, the cost of foreign currencies was not materiality different from the fair value as of December 31, 2014.

d.	Income Taxes. Income taxes have not been listed as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The General Partner concluded that no provision for income tax is required in the Partnership’s financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2012 through 2015 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

e.	Investment Company Status. Effective January 1, 2014, the Partnership adopted Accounting Standards Update (“ASU”) 2013-08 “Financial Services— Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on the General Partner’s assessment, the Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Topic 946 and reflects its investment at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses.

f.	Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with investment company guidance. See Note 8, “Financial Highlights.”

g.	Fair Value of Financial Instruments. The carrying value of the Partnership’s/Funds’ assets and liabilities presented in the Statements of Financial Condition that qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825, “Financial Instruments,” approximates the fair value due to the short term nature of such balances.

h.	Recent Accounting Pronouncements. In May 2015, the FASB issued ASU 2015-07 “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” which relates to disclosures for investments that calculate net asset value per share (potentially fund of fund structures). The ASU requires investments for which the practical expedient is used to measure fair value at Net Asset Value (“NAV”) be removed from the fair value hierarchy. Instead, an entity is required to include those investments as a reconciling line item so that the total fair value amount of investments in the disclosure is consistent with the amount on the balance sheet.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

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

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments for all entities that hold financial assets or owe financial liabilities. One of the amendments in this update eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet or a description of changes in the methods and significant assumptions. Additionally, the update eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities. Investment companies are specifically exempted from ASU 2016-01’s equity investment accounting provisions and will continue to follow the industry specific guidance for investment accounting under Topic 946. For public business entities, this update is effective for fiscal years beginning after December 15, 2017, and interim periods therein. For other entities, it is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The General Partner is currently evaluating the impact this guidance will have on the Partnership’s financial statements and related disclosures.

i.	Reclassification. Certain prior period amounts have been reclassified to conform to current period presentation. Amounts reported as professional fees in the Statements of Financial Condition and Statements of Income and Expenses were previously reported separately as professional fees and other expenses. Amounts reported as expenses allocated from Funds in the Statements of Income and Expenses were previously reported separately as part of clearing fees and as part of other expenses. Amounts reported as clearing fees related to direct investments in the Statements of Income and Expenses were previously reported as part of clearing fees.

In the financial highlights table, ongoing selling agent fees and clearing fees, which were previously included in net realized and unrealized gains (losses) per Redeemable Unit and excluded from expenses per Redeemable Unit, are now excluded from net realized and unrealized gains (losses) per Redeemable Unit and included in net investment loss per Redeemable Unit. Interest income per Redeemable Unit and expenses per Redeemable Unit previously presented separately are now combined into net investment loss per Redeemable Unit.

j.	Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and determined that, other than as referenced in Note 3b, “Management Agreement,” there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

3.	Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Partnership, including selecting one or more advisors to make trading decisions for the Partnership. The Partnership pays the General Partner a monthly administrative fee (“General Partner fees”) (formerly, the administrative fees) equal to 1/12 of 1% (1.0% per year) of month-end Net Assets. Prior to October 1, 2014, the Partnership paid the General Partner a monthly administrative fee equal to 1/24 of 1% (0.5% per year) of month-end Net Assets. Month-end Net Assets, for the purpose of calculating General Partner fees, are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s ongoing selling agent fees, management fees, incentive fee accruals, the General Partner fee and any redemptions or distributions as of the end of such month.

The Partnership will also pay the General Partner an incentive fee payable annually equal to 5% of the Partnership’s overall New Trading Profits, as defined in the Limited Partnership Agreement, earned in each calendar year. For the years ended December 31, 2015, 2014 and 2013, there were no incentive fees earned by the General Partner.

b.	Management Agreement:

The General Partner, on behalf of the Partnership, entered into management agreements (each, a “Management Agreement”) with the Advisors, each of which is a registered commodity trading advisor. The Advisors are not affiliated with one another, are not affiliated with the General Partner, MS&Co. or CGM and are not responsible for the organization or operation of the Partnership. Effective January 1, 2016, SECOR receives a monthly management fee equal to 1.75% per year of month-end net assets allocated to SECOR. Prior to January 1, 2016, SECOR received a monthly management fee equal to 2.0% per year. Cambridge receives a monthly management fee equal to 1.5% per year of month-end net assets allocated to Cambridge. Willowbridge receives a monthly management fee equal to 1.5% per year of month-end net assets allocated to Willowbridge. Perella receives a monthly management fee equal to 1.5% per year of month-end net assets allocated to Perella. Effective January 1, 2016, Centurion receives a monthly management fee equal to 1.00% per year of month-end net assets allocated to Centurion. Prior to January 1, 2016, Centurion received a monthly management fee equal to 1.25% per year.

Prior to December 1, 2013, Blackwater received a monthly management fee equal to 1.25% per year. From December 1, 2013 to its termination on September 30, 2015, Blackwater received a monthly management fee equal to 0.75% per year of month-end net assets allocated to Blackwater. Prior to its termination on July 31, 2014, Principle received a monthly management fee equal to 1.5% per year of month-end net assets allocated to Principle. Prior to its termination on October 31, 2014, 300 North Capital received a monthly management fee equal to 1.5% per year of month-end net assets allocated to 300 North Capital. Prior to its termination on November 30, 2013, Waypoint received a monthly management fee equal to 2.0% per year of month-end net assets allocated to Waypoint. Prior to its termination on December 31, 2013, PGR received a monthly management fee equal to 1.0% per year of month-end net assets allocated to PGR. Prior to its termination on October 31, 2013, JE Moody received a monthly management fee equal to 2.0% per year of month-end net assets allocated to JE Moody. Prior to its termination on August 31, 2013, Cirrus received a monthly management fee equal to 2.0% per year of month-end net assets allocated to Cirrus. Month-end Net Assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fees, incentive fee accruals, the General Partner fee, ongoing selling agent fee and any redemptions or distributions as of the end of such month. Each Management Agreement may be terminated upon notice by either party.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

In addition, the Partnership is obligated to pay each Advisor an incentive fee, payable quarterly, equal to 20% for Centurion, Perella, SECOR and Willowbridge, and equal to 15% for Cambridge, of New Trading Profits, as defined in each Management Agreement, earned by each Advisor for the Partnership during each calendar quarter. Prior to its termination on September 30, 2015, Blackwater was eligible to receive an incentive fee, payable quarterly, equal to 20% of New Trading Profits, as defined in its Management Agreement with the General Partner, earned by Blackwater for the Partnership during each calendar quarter. Prior to its termination on July 31, 2014, Principle was eligible to receive an incentive fee, payable quarterly, equal to 17.5% of the New Trading Profits, as defined in its Management Agreement with the General Partner, earned by Principle for the Partnership during each calendar quarter. Prior to its termination on October 31, 2014, 300 North Capital was eligible to receive an incentive fee, payable quarterly, equal to 17.5% of the New Trading Profits, as defined in its Management Agreement with the General Partner, earned by 300 North Capital for the Partnership during each calendar quarter. Prior to its termination on November 30, 2013, Waypoint was eligible to receive an incentive fee, payable quarterly, equal to 17% of the New Trading Profits, as defined in its Management Agreement with the General Partner, earned by Waypoint for the Partnership during each calendar quarter. Prior to its termination on December 31, 2013, PGR was eligible to receive an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in its Management Agreement with the General Partner, earned by PGR for the Partnership during each calendar quarter. Prior to its termination on October 31, 2013, JE Moody was eligible to receive an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in its Management Agreement with the General Partner, earned by JE Moody for the Partnership during each calendar quarter. Prior to its termination on August 31, 2013, Cirrus was eligible to receive an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in its Management Agreement with the General Partner, earned by Cirrus for the Partnership during each calendar quarter. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not receive an incentive fee until the Advisor recovers the net loss incurred and earns additional trading profits for the Partnership.

In allocating the assets of the Partnership among the Advisors, the General Partner conducts proprietary research and considers, among other things, the background of the Advisors’ principals, as well as the Advisors’ trading styles, strategies and markets traded, expected volatility, trading results (to the extent available) and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

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

Under the CGM Customer Agreement, the Partnership paid CGM a monthly brokerage fee equal to 7/24 of 1% (3.5% per year) of month-end net assets, in lieu of brokerage fees on a per trade basis. Month-end Net Assets, for the purpose of calculating brokerage fees were Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s brokerage fees, incentive fee accruals, the monthly management fees, the General Partner fee and other expenses and any redemptions or distributions as of the end of such month.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

The Partnership paid for exchange, service, clearing, user, give-up, floor brokerage and National Futures Association (“NFA”) fees (collectively, the “CGM clearing fees”) directly and through its investment in the Funds. CGM clearing fees were allocated to the Partnership based on its proportionate share of each Fund.

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

Under the MS&Co. Customer Agreement and the foreign exchange brokerage account agreement (described in Note 4, “Trading Activities”), the Partnership pays trading fees for the clearing and, where applicable, execution of transactions, as well as exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively, the “MS&Co. clearing fees” and together with the CGM clearing fees, the “clearing fees”) directly and indirectly through its investment in the Funds. MS&Co. clearing fees are allocated to the Partnership based on its proportionate share of each Fund. Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. All of the Partnership’s assets not held in the Funds’ accounts at MS&Co. are deposited in the Partnership’s account at MS&Co. The Partnership’s cash is deposited by MS&Co. in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2015 and 2014, the amount of cash held for margin requirements was $8,133,817 and $0, respectively. MS&Co. has agreed to pay the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account at the rate equal to the monthly average of the 4-Week U.S. Treasury bill discount rate. The Customer Agreement may generally be terminated upon notice by either party.

Under the Selling Agreement with Morgan Stanley Wealth Management, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee. Prior to April 1, 2014, this monthly ongoing selling agent fee was equal to (i) 7/24 of 1% (3.5% per year) of month-end Net Assets for Class A Redeemable Units, (ii) 5/48 of 1% (1.25% per year) of month-end Net Assets for Class D Redeemable Units and (iii) 1/24 of 1% (0.50% per year) of month-end Net Assets for Class Z Redeemable Units. Effective April 1, 2014, the monthly ongoing selling agent fee was reduced to 5/24 of 1% (2.5% per year) for Class A Redeemable Units. Effective October 1, 2014, the monthly ongoing selling agent fee was (i) reduced to 4/24 of 1% (2.0% per year) for Class A Redeemable Units, (ii) reduced to 3/48 of 1% (0.75% per year) for Class D Redeemable Units and (iii) eliminated for Class Z Redeemable Units. Morgan Stanley Wealth Management pays a portion of its ongoing selling agent fees to properly registered or exempted financial advisors who have sold Redeemable Units. Month-end Net Assets, for the purpose of calculating ongoing selling agent fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s ongoing selling agent fees, incentive fee accruals, the monthly management fees, the General Partner fee and other expenses and any redemptions or distributions as of the end of such month.

The General Partner fees, management fees, incentive fees and all other expenses are allocated proportionally to each Class based on the net asset value of each Class.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

4.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses.

During the second quarter of 2013, Cambridge Master Fund L.P (“Cambridge Master”) entered into a foreign exchange brokerage account agreement with MS&Co. and commenced foreign exchange trading through an account at MS&Co. on or about May 1, 2013. During the third quarter of 2013, Willowbridge Master and Cambridge Master entered into a futures brokerage account agreement with MS&Co. Willowbridge Master and Cambridge Master commenced futures trading through accounts at MS&Co. on or about July 29, 2013 and September 1, 2013, respectively. SECOR Master Fund L.P (“SECOR Master”) continues to be a party to a futures brokerage account agreement with MS&Co. During the fourth quarter of 2013 (and until its liquidation on September 30, 2015), Blackwater Master Fund L.P. (“Blackwater Master”) entered into a futures brokerage account agreement with MS&Co. and commenced trading through accounts at MS&Co. on or about October 3, 2013. During the third quarter of 2014 (and until its liquidation on June 30, 2015), PGM Master Fund L.P. (“PGM Master”) entered into a futures brokerage account agreement and a foreign exchange brokerage account agreement with MS&Co. and commenced trading through accounts at MS&Co. on or about September 1, 2014. Since July 1, 2015, the assets allocated to Perella have been traded directly pursuant to a variation of the program traded by PWP Global Macro Master Fund L.P. The assets allocated to Centurion are traded directly pursuant to Centurion’s Short Term Systematic Strategy Program.

The MS&Co. Customer Agreement with the Partnership and the Funds gives, and the CGM Customer Agreement with the Partnership and the Customer Agreements between the Funds and CGM each gave, the Partnership and the Funds, respectively, the legal right to net unrealized gains and losses on open futures and forward contracts in the Statements of Financial Condition. The Partnership and the Funds net, for financial reporting purposes, the unrealized gains and losses on open futures and open forward contracts in the Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” have been met.

All of the commodity interests owned directly by the Partnership are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the years ended December 31, 2015 and 2014 were 2,882 and 441, respectively. The monthly average number of option contracts traded directly by the Partnership during the years ended December 31, 2015 and 2014 were 100 and 1,240, respectively. The monthly average notional values of currency forward contracts held directly by the Partnership during the years ended December 31, 2015 and 2014 were $21,771,991 and $59,919,192, respectively.

Brokerage fees previously paid to CGM were calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and were affected by trading performance, subscriptions and redemptions. Trading and transaction fees are based on the number of trades executed by the Advisors and the Partnership’s percentage ownership of each respective Fund.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

The following table summarizes the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting or similar arrangements as of December 31, 2015. There were no direct investments as of December 31, 2014.

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in Statements of Financial Condition		Net Amount
December 31, 2015				Financial Instruments	Cash Collateral Received/ Pledged*
Assets
Futures	$1,789,359	$(1,643,225)	$146,134	$—	$—	$146,134
Forwards	422,969	(422,969)	—	—	—	—

Total assets	$2,212,328	$(2,066,194)	$146,134	$—	$—	$146,134

Liabilities
Futures	$(1,643,225)	$1,643,225	$—	$—	$—	$—
Forwards	(1,101,321)	422,969	(678,352)	—	—	(678,352)

Total liabilities	$(2,744,546)	$2,066,194	$(678,352)	$—	$—	$(678,352)

Net Fair Value						$(532,218)*

*	In the event of default by the Partnership, MS&Co., the Partnership’s commodity futures broker and the sole counterparty to the Partnership’s off-exchange-traded contracts, as applicable, has the right to offset the Partnership’s obligation with the Partnership’s cash and/or U.S. Treasury bills held by MS&Co., thereby minimizing MS&Co.’s risk of loss. There is no collateral posted by MS&Co. and as such, in the event of default by MS&Co., the Partnership is exposed to the amount shown in the Statements of Financial Condition. In the case of exchange-traded contracts, the Partnership’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee fund may be available in the event of a default.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

The following table indicates the gross fair values of derivative instruments of futures and forward contracts held directly by the Partnership as separate assets and liabilities as of December 31, 2015. There were no direct investments as of December 31, 2014.

December 31, 2015
Assets
Futures Contracts
Energy	$3,720
Grains	29,813
Indices	793,699
Interest Rates U.S.	339,849
Interest Rates Non-U.S.	607,581
Metals	14,697

Total unrealized appreciation on open futures contracts	1,789,359

Liabilities
Futures Contracts
Indices	(546,384)
Interest Rates U.S.	(157,655)
Interest Rates Non-U.S.	(853,361)
Metals	(85,825)

Total unrealized depreciation on open futures contracts	(1,643,225)

Net unrealized appreciation on open futures contracts	$146,134 *

Assets
Forward Contracts
Currencies	$422,969

Total unrealized appreciation on open forward contracts	422,969

Liabilities
Forward Contracts
Currencies	(1,101,321)

Total unrealized depreciation on open forward contracts	(1,101,321)

Net unrealized depreciation on open forward contracts	$(678,352)**

*	This amount is included in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.
**	This amount is included in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the years ended December 31, 2015, 2014 and 2013.

Sector	2015		2014		2013
Currencies	$(658,713)		$274,097		$2,165,089
Energy	(274,934)		(1,826,652)		225,138
Grains	(36,678)		180,065		289,656
Indices	(912,299)		(843,355)		(2,209,907)
Interest Rates U.S.	321,210		333,522		(356,180)
Interest Rates Non-U.S.	42,459		(695,562)		(1,367,665)
Livestock	2,079		(53,734)		(35,540)
Metals	222,360		182,099		(282,838)
Softs	(24,451)		(39,847)		135,019

Total	$(1,318,967	)***	$(2,489,367	)***	$(1,437,228	)***

***	This amount is included in “Total trading results” in the Partnership’s Statements of Income and Expenses.

5.	Fair Value Measurements:

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

The fair value of exchange-traded futures, option and forward contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as inputs the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are valued at the last available bid price received from independent pricing services as of the close of the last business day of the reporting period.

The Partnership and the Funds consider prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of the U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by broker quotes or pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2015 and 2014, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the years ended December 31, 2015 and 2014, there were no transfers of assets or liabilities between Level 1 and Level 2.

There were no direct investments as of December 31, 2014.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

December 31, 2015	Total	Level 1	Level 2	Level 3
Assets
Futures	$1,789,359	$1,789,359	$—	$—
Forwards	422,969	—	422,969	—
U.S. Treasury Bills	11,248,588	—	11,248,588	—

Total assets	$13,460,916	$1,789,359	$11,671,557	$—

Liabilities
Futures	$1,643,225	$1,643,225	$—	$—
Forwards	1,101,321	—	1,101,321	—

Total liabilities	$2,744,546	$1,643,225	$1,101,321	$—

Net fair value	$10,716,370	$146,134	$10,570,236	$—

6.	Investment in Funds:

On March 1, 2010, the assets allocated to Waypoint for trading were invested in Waypoint Master Fund L.P. (“Waypoint Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 26,581.6800 units of Waypoint Master with cash equal to $26,581,680. The Partnership fully redeemed its investment in Waypoint Master on November 30, 2013 for cash equal to $4,378,673.

On November 1, 2010, the assets allocated to PGR for trading were invested in PGR Master Fund L.P. (“PGR Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership invested in PGR Master with cash equal to $14,913,029. The Partnership fully redeemed its investment in PGR Master on December 31, 2013 for cash equal to $14,986,312.

On November 1, 2010, the assets allocated to Blackwater for trading were invested in Blackwater Master, a limited partnership organized under the partnership laws of the State of Delaware. The Partnership invested in Blackwater Master with cash equal to $15,674,694. Effective September 30, 2015, the Partnership fully redeemed its investment in Blackwater Master for cash equal to $2,233,594.

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

Emerging CTA Portfolio L.P.

Notes to Financial Statements

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

On March 1, 2013, the assets allocated to 300 North Capital for trading were invested in 300 North Master Capital Master Fund L.P. (“300 North Master”), a limited partnership organized under the partnership laws of the State of Delaware. The Partnership invested in 300 North Master with cash equal to $10,000,000. The Partnership fully redeemed its investment in 300 North Master on October 31, 2014 for cash equal to $12,374,970.

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

Emerging CTA Portfolio L.P.

Notes to Financial Statements

On September 1, 2014, the assets allocated to Perella for trading were invested in PGM Master, a limited partnership organized under the partnership laws of the State of Delaware. The Partnership invested in PGM Master with cash equal to $10,500,000. Effective June 30, 2015, the Partnership fully redeemed its investment in PGM Master for cash equal to $21,222,368 and open commodity futures and forward contracts with a fair value of $(608,710). The Partnership also assumed PGM Master’s liabilities totaling $82,054 in the same transaction. Since July 1, 2015, Perella has traded the assets allocated to it directly in a managed account in the Partnership’s name.

The General Partner is not aware of any material changes to any of the trading programs discussed above during the year ended December 31, 2015.

Cambridge Master’s, Willowbridge Master’s and SECOR Master’s (collectively, the “Funds”) and the Partnership’s trading of futures, forward, swap and option contracts, as applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. During the years ended December 31, 2015 and 2014, the Funds and the Partnership engaged in such trading through commodity brokerage accounts maintained with MS&Co. During a prior period included in this report, the Funds also engaged in such trading through commodity brokerage accounts maintained with CGM. References herein to “Funds” may also include as relevant, reference to Waypoint Master, PGR Master, Blackwater Master, JEM Master, Cirrus Master, Principle Master, 300 North Master and PGM Master.

Generally, a limited partner in the Funds withdraws all or part of its capital contribution and undistributed profits, if any, from the Funds as of the end of any month (the “Redemption Date”) after a request has been made to the General Partner at least three days in advance of the Redemption Date. Such withdrawals are classified as a liability when the limited partner elects to redeem and informs the Funds. However, a limited partner may request a withdrawal as of the end of any day if such request is received by the General Partner at least three days in advance of the proposed withdrawal day.

Management, General Partner and incentive fees are charged at the Partnership level. All clearing fees are borne by the Partnership directly or by the Funds and allocated to the Funds’ limited partners, including the Partnership. Professional fees and other expenses are borne by the Funds and allocated to the Partnership, and also charged directly at the Partnership level. All other fees are charged at the Partnership level.

At December 31, 2015, the Partnership owned approximately 4.3% of Willowbridge Master, 45.5% of SECOR Master and 40.8% of Cambridge Master. At December 31, 2014, the Partnership owned approximately 16.0% of Blackwater Master, 3.9% of Willowbridge Master, 100% of SECOR Master, 68.5% of Cambridge Master and 100% of PGM Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same and the redemption rights are not affected.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

Summarized information reflecting the total assets, liabilities and capital of the Funds is shown in the following tables:

	December 31, 2015
	Total Assets	Total Liabilities	Total Partners’ Capital
SECOR Master	$50,962,450	$464,928	$50,497,522
Cambridge Master	59,992,404	282,482	59,709,922
Willowbridge Master	366,002,932	17,302,983	348,699,949

	December 31, 2014
	Total Assets	Total Liabilities	Total Partners’ Capital
Blackwater Master	$24,973,305	$43,208	$24,930,097
SECOR Master	29,645,057	40,459	29,604,598
Cambridge Master	39,046,641	48,456	38,998,185
Willowbridge Master	332,179,217	16,638,854	315,540,363
PGM Master	20,831,040	39,214	20,791,826

Summarized information reflecting the net investment income (loss) from trading, total trading results and net income (loss) of the Funds is shown in the following tables:

	For the year ended December 31, 2015
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Blackwater Master	$(39,750)	$87,198	$47,448
SECOR Master	(396,486)	2,605,734	2,209,248
Cambridge Master	(86,844)	9,062,618	8,975,774
Willowbridge Master	(783,256)	6,652,400	5,869,144
PGM Master	(136,430)	(923,314)	(1,059,744)

	For the year ended December 31, 2014
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Blackwater Master	$(72,105)	$(545,462)	$(617,567)
SECOR Master	(577,318)	8,025,301	7,447,983
Cambridge Master	(154,743)	9,610,031	9,455,288
Willowbridge Master	(688,357)	46,239,150	45,550,793
300 North Master	(164,457)	(6,518,120)	(6,682,577)
Principle Master	(184,996)	(3,248,158)	(3,433,154)
PGM Master	(110,539)	2,568,225	2,457,686

Emerging CTA Portfolio L.P.

Notes to Financial Statements

Summarized information reflecting the Partnership’s investments in, and the operations of the Funds is shown in the following tables:

	December 31, 2015		For the year ended December 31, 2015
Funds	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Clearing Fees	Other
Blackwater Master(a)	0.00%	$—	$73,712	$3,762	$10,276	$59,674	Commodity Portfolio	Monthly
SECOR Master	24.36%	22,981,374	1,756,788	355,955	52,990	1,347,843	Commodity Portfolio	Monthly
Cambridge Master	25.84%	24,376,553	5,950,194	42,672	56,721	5,850,801	Commodity Portfolio	Monthly
Willowbridge Master	15.82%	14,927,448	274,436	24,974	2,702	246,760	Commodity Portfolio	Monthly
PGM Master(b)	0.00%	—	(922,486)	75,206	62,052	(1,059,744)	Commodity Portfolio	Monthly

Total		$62,285,375	$7,132,644	$502,569	$184,741	$6,445,334

	December 31, 2014		For the year ended December 31, 2014
Funds	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Clearing Fees	Other
Blackwater Master	3.47%	$3,980,034	$(511,367)	$29,823	$26,911	$(568,101)	Commodity Portfolio	Monthly
SECOR Master	25.83%	29,604,763	8,028,963	482,950	98,030	7,447,983	Commodity Portfolio	Monthly
Cambridge Master	23.30%	26,708,570	6,837,308	79,783	81,601	6,675,924	Commodity Portfolio	Monthly
Willowbridge Master	10.76%	12,341,418	2,642,271	62,215	13,551	2,566,505	Commodity Portfolio	Monthly
300 North Master(c)	0.00%	—	(6,514,690)	64,451	103,436	(6,682,577)	Commodity Portfolio	Monthly
Principle Master(d)	0.00%	—	(3,245,900)	85,947	101,307	(3,433,154)	Commodity Portfolio	Monthly
PGM Master	18.14%	20,791,945	2,568,841	43,655	67,500	2,457,686	Commodity Portfolio	Monthly

Total		$93,426,730	$9,805,426	$848,824	$492,336	$8,464,266

(a)	From January 1, 2015 through September 30, 2015, the date the Partnership fully redeemed its interest in Blackwater Master.

(b)	From January 1, 2015 through June 30, 2015, the date the Partnership fully redeemed its interest in PGM Master.

(c)	From January 1, 2014 through October 31, 2014, the date the Partnership fully redeemed its interest in 300 North Master.

(d)	From January 1, 2014 through July 31, 2014, the date the Partnership fully redeemed its interest in Principle Master.

7.	Subscriptions, Distributions and Redemptions:

Subscriptions are accepted monthly from investors who become Limited Partners on the first day of the month after their subscription is processed. Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. A Limited Partner may require the Partnership to redeem its Redeemable Units at their net asset value as of the end of each month on three business days’ notice to the General Partner. There is no fee charged to Limited Partners in connection with redemptions.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

8.	Financial Highlights:

Financial highlights for the Limited Partner class as a whole for the years ended December 31, 2015, 2014 and 2013 were as follows:

Class A

	2015	2014	2013
Net realized and unrealized gains (losses)	$71.66	$112.59	$92.50
Net investment loss	(97.80)	(108.69)	(101.91)

Increase (decrease) for the year	(26.14)	3.90	(9.41)
Net asset value per unit, beginning of year	1,354.30	1,350.40	1,359.81

Net asset value per unit, end of year	$1,328.16	$1,354.30	$1,350.40

Ratios to average net assets:
Net investment loss[1]	(7.4)%	(8.5)%	(7.6)%

Operating expenses	6.0%	6.4%	6.9%
Incentive fees	1.4%	2.1%	0.8%

Total expenses	7.4%	8.5%	7.7%

Total return:
Total return before incentive fees	(0.5)%	2.4%	0.1%
Incentive fees	(1.4)%	(2.1)%	(0.8)%

Total return after incentive fees	(1.9)%	0.3%	(0.7)%

[1]	Interest income less total expenses.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets of the Partnership and includes the income and expenses allocated from the Funds.

9.	Financial Instrument Risks:

In the normal course of business, the Partnership and the Funds are party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include futures, forwards, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, swap and option contracts.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 23.7% to 68.9% of the Partnership’s/Funds’ contracts are traded OTC.

Futures Contracts. The Partnership and the Funds trade futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. When the contract is closed, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and net change in unrealized gains (losses) on futures contracts are included in the Partnership’s/Funds’ Statements of Income and Expenses.

Forward Foreign Currency Contracts. Forward foreign currency contracts are those contracts where the Partnership and the Funds agrees to receive or deliver a fixed quantity of foreign currency for an agreed upon price on an agreed upon future date. Forward foreign currency contracts are valued daily, and the Partnership’s and Funds’ net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Partnership’s/Funds’ Statements of Financial Condition. Net realized gains (losses) and net change in unrealized gains (losses) on forward foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Partnership’s/Funds’ Statements of Income and Expenses.

London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Partnership and the Funds are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and net change in unrealized gains (losses) on metal contracts are included in the Partnership’s/Funds’ Statements of Income and Expenses.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

Options. The Partnership and the Funds may purchase and write (sell) both exchange-listed and OTC options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Partnership/Funds write an option, the premium received is recorded as a liability in the Partnership’s/Funds’ Statements of Financial Condition and marked-to-market daily. When the Partnership/Funds purchase an option, the premium paid is recorded as an asset in the Partnership’s/Funds’ Statements of Financial Condition and marked-to-market daily. Net realized gains (losses) and net change in unrealized gains (losses) on option contracts are included in the Partnership’s/Funds’ Statements of Income and Expenses.

The Partnership and the Funds do not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in total trading results in the Partnership’s/Funds’ Statements of Income and Expenses.

Market risk is the potential for changes in the value of the financial instruments traded by the Partnership/Funds due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The Partnership and the Funds are exposed to a market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds had credit risk and concentration risk during the reporting period and prior periods, as MS&Co. and/or CGM or their affiliates were the sole counterparties or brokers with respect to the Partnership’s/Funds’ assets. Credit risk with respect to exchange-traded instruments was reduced to the extent that, through MS&Co. and/or CGM, the Partnership’s/Funds’ counterparty was an exchange or clearing organization. The Partnership/Funds continues to be subject to such risks with respect to MS&Co.

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

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2015 and 2014 are summarized below:

	For the period from October 1, 2015 to December 31, 2015	For the period from July 1, 2015 to September 30, 2015	For the period from April 1, 2015 to June 30, 2015	For the period from January 1, 2015 to March 31, 2015
Total trading results	$(1,928,577)	$6,263,940	$(3,239,895)	$4,700,335
Total investment income	8,919	10,750	2,008	2,507
Total expenses	(1,378,027)	(2,259,399)	(1,559,609)	(2,531,620)

Net income (loss)	$(3,297,685)	$4,015,291	$(4,797,496)	$2,171,222

Increase (decrease) in net asset value per Redeemable Unit for Class A	$(44.88)	$52.69	$(59.72)	$25.77

	For the period from October 1, 2014 to December 31, 2014	For the period from July 1, 2014 to September 30, 2014	For the period from April 1, 2014 to June 30, 2014	For the period from January 1, 2014 to March 31, 2014
Total trading results	$11,679,684	$3,652,210	$4,022,091	$(12,058,205)
Total investment income	3,786	3,919	5,514	12,034
Total expenses	(3,751,105)	(2,660,813)	(1,986,016)	(2,461,025)

Net income (loss)	$7,932,365	$995,316	$2,041,589	$(14,507,196)

Increase (decrease) in net asset value per Redeemable Unit for Class A	$91.42	$13.86	$19.10	$(120.48)

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2015 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

The Partnership’s internal control over financial reporting is a process under the supervision of the General Partner’s President and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These controls include policies and procedures that:

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B. Other Information.

Effective February 1, 2016, Steven Ross was appointed as a director of the General Partner and Frank Smith resigned as a director of the General Partner.

Effective February 24, 2016, Edmond Moriarty and Kevin Klingert resigned as directors of the General Partner.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Partnership has no directors or executive officers and its affairs are managed by its General Partner. Investment decisions are made by the Advisors.

The directors and executive officers of the General Partner are Patrick T. Egan (President and Chairman of the Board of Directors of the General Partner), Steven Ross (Chief Financial Officer and Director), M. Paul Martin (Director) and Feta Zabeli (Director). Each director holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) MSSB Holdings, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.

Directors of the General Partner are responsible for overall corporate governance of the General Partner and meet periodically to consider strategic decisions regarding the General Partner’s activities. Under CFTC rules, each Director of the General Partner is deemed to be a principal of the General Partner and, as a result, is listed as such with the NFA. Patrick T. Egan, Feta Zabeli and Steven Ross serve on the General Partner’s Investment Committee and are the trading principals responsible for allocation decisions (or supervising those responsible).

Patrick T. Egan, age 47, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of NFA. Since October 2014, Mr. Egan has served as President and Chairman of the Board of Directors of the General Partner. Since August 2013, Mr. Egan has been registered as a swap associated person of the General Partner. From September 2013 to May 2014, Mr. Egan served as a Vice President of Morgan Stanley Strategies LLC, formerly known as Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley AI GP LLC, formerly known as Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. From September 2013 to May 2014, Mr. Egan was registered as an associated person and listed as a principal of each such entity. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Mr. Egan was responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities. From June 2009 to December 2014, Mr. Egan was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities included serving as Executive Director and as Co-Chief Investment Officer for Morgan Stanley Managed Futures from June 2009 through June 2011 and as Chief Risk Officer for Morgan Stanley Managed Futures from June 2011 through October 2014. Since October 2014, Mr. Egan has been responsible for the day-to-day operations and management of Morgan Stanley Managed Futures. Since January 2015, Mr. Egan has been employed by the General Partner. From November 2010 to October 2014, Mr. Egan was registered as an associated person of Morgan Stanley Smith Barney LLC. From April 2007 through June 2009, Mr. Egan was employed by MS & Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through November 2010, Mr. Egan was registered as an associated person of MS & Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

Steven Ross, age 44, has been Chief Financial Officer and a principal of the General Partner since July 2014 and a Director of the General Partner since February 2016. Mr. Ross has been employed by Morgan Stanley Investment Management, a financial services firm, since September 2005, where his responsibilities include serving as an Assistant Treasurer of Morgan Stanley with respect to certain investment vehicles publicly offered by Morgan Stanley. Mr. Ross is also an Executive Director of the Morgan Stanley Fund Administration Group where he is responsible for finance and accounting matters for certain private funds offered by Morgan Stanley. Before joining Morgan Stanley Investment Management, Mr. Ross was employed by JPMorgan Investor Services Co., a financial services firm, from December 1997 through September 2005, where his responsibilities included serving as a Vice President responsible for the accounting of certain funds sponsored by JP Morgan Chase & Co. and other large fund families serviced by JPMorgan Investor Services Co. From April 1997 to December 1997, Mr. Ross was employed by Investors Bank & Trust, a financial services firm, where his responsibilities included performing mutual fund accounting for financial services firms. Mr. Ross began his career at Putnam Investments LLC, a financial services firm, where he was responsible for providing broker services for certain funds sponsored by Putnam Investments LLC from August 1996 to April 1997. Mr. Ross received a B.S. in Accounting from Rhode Island College in May 1995.

M. Paul Martin, age 57, has been a Director of the General Partner since October 2014. Mr. Martin has also served as Managing Director – Global Operations of Morgan Stanley Investment Management, a financial services firm, since June 2006, where his responsibilities include managing all elements of in-sourced and out-sourced global operations, and serving as a senior member of Morgan Stanley Investment Management’s Management, Risk Management, & New Products Committees. Mr. Martin has been listed as a principal of the General Partner since October 2014. Mr. Martin previously served as the Managing Director and Chief Operating Officer of Morgan Stanley Fund Services, a financial services firm, where his responsibilities included launching the Hedge Fund Administration business and being responsible for operations, fund accounting and administration, technology and compliance, from May 2004 through May 2006. Previously, Mr. Martin served as Managing Director – Institutional Investment Operations of Morgan Stanley Investment Management from January 1995 until April 2004, where his responsibilities included trading room support, portfolio administration, service provider management, and derivatives processing and control. From April 1994 through January 1995, Mr. Martin served as Senior Vice President and Head of Custody Operations for Fidelity Investments, a financial services firm. From October 1989 through April 1994, Mr. Martin served as Executive Director and Head of Global Operations for Morgan Stanley Trust Company, a financial services firm. Mr. Martin also served as Vice President – Information Technology for MS & Co., a financial services firm, from June 1984 through October 1989, where his responsibilities included acting as Senior Developer and Programming Manager – Prime Brokerage and Securities Clearance Systems, and as Part-time Manager – IT Training Program. From February 1984 through May 1984, Mr. Martin served as a Senior Analyst in the Financial Control Group of Shearson Lehman Brothers, Inc., a financial services firm. From October 1980 through January 1984, Mr. Martin served as a Senior Consultant – Management Information Consulting Division at Arthur Andersen & Co., an accounting firm, where his responsibilities included programming and programming supervisory roles at large governmental agencies. Mr. Martin received a B.S. in Business Administration - Finance from Georgetown University in May 1980 and an M.B.A. in Finance from New York University in June 1993.

Feta Zabeli, age 56, has been a Director of the General Partner since October 2014. Mr. Zabeli has also served as a director on the Board of Directors of Morgan Stanley Investment Management, a financial services firm, since January 2015 and has been listed as a principal since February 2015. Mr. Zabeli is also Global Head of Risk for Morgan Stanley Investment Management’s Traditional Asset Management business where he is responsible for investment risk of all equity, fixed income, money market, multi-asset class and alternatives portfolios. He is also responsible for counterparty and quantitative model risk for the traditional asset management business. He joined Morgan Stanley in January 2012. Mr. Zabeli has been listed as a principal of the General Partner since October 2014. Mr. Zabeli was on garden leave in December 2011. From February 2006 to November 2011, Mr. Zabeli was Senior Vice President, and most recently Global Co-Head of Risk, for AllianceBernstein L.P., a global investment firm, with various risk management assignments in Hong Kong, Tokyo, London and New York. From August 2006 to April 2009, Mr. Zabeli was based in Hong Kong for AllianceBernstein as the Director of Risk Management for Asia Pacific. From April 2009 to July 2011, he was based in Tokyo for AllianceBernstein as both Director of Risk Management for Asia Pacific and Head of Risk Management for Japan. From July 2011 to November 2011, he was based in London for AllianceBernstein as Global Head of Operational & Credit/Counterparty Risk. In these roles at AllianceBernstein he was responsible for the full range of risk management functions including investment, operational and credit/counterparty risk. Prior to his Risk Management roles at Morgan Stanley and AllianceBernstein, Mr. Zabeli held positions as a managing director at Citigroup Asset Management, the asset management division of Citigroup, an international financial services company, from April 1998 to January 2006, where he worked as a quantitative research analyst and portfolio manager, and director at BARRA Inc., a global provider of risk analytic tools to investment institutions, from September 1993 to March 1998, where he developed risk models and applications. Mr. Zabeli received a B.S. in Aerospace Engineering from Rensselaer Polytechnic Institute in May 1982, an M.S. in Electrical Engineering from the University of Southern California in May 1988 and an M.B.A. from the University of California at Los Angeles in August 1992.

The Partnership has not adopted a code of ethics that applies to executive officers because it has no executive officers. In addition, the Partnership has not adopted any procedures by which investors may recommend nominees to the Partnership’s board of directors and has not established an audit committee because it has no board of directors.

Item 11. Executive Compensation.

The Partnership has no directors or officers. Its affairs are managed by the General Partner. As compensation for its services, the Partnership pays the General Partner a General Partner fee, as described under “Item 1. Business.” During the year ended December 31, 2015, the General Partner earned $1,066,606 in fees. Morgan Stanley Wealth Management, an affiliate of the General Partner, is the selling agent for the Partnership and receives an ongoing selling agent fee for such services, as described under “Item 1. Business.” For the year ended December 31, 2015, Morgan Stanley Wealth Management earned $2,136,380 in ongoing selling agent fees from the Partnership. MS&Co., an affiliate of the General Partner, is the commodity broker for the Partnership/Funds and receives trading fees for such services, as described under “Item 1. Business.” For the year ended December 31, 2015, MS&Co. received $769,880 in trading fees from the Partnership/Funds. As compensation for their services, the Partnership pays the Advisors management and incentive fees as described under “Item 1. Business.” For the year ended December 31, 2015, the Advisors earned $1,641,891 in management fees and $1,434,431 in incentive fees. An Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners. As of February 29, 2016, the Partnership knows of no person who beneficially owns more than 5% of the Redeemable Units outstanding.

(b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner.

The following table indicates securities owned by the General Partner as of December 31, 2015:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
General Partner Redeemable Units	General Partner	814.5646	1.1%

(c) Changes in control. None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

(a)  Transactions with related persons. None.

(b)  Review, approval or ratification of transactions with related persons. Not applicable.

(c)  Promoters and certain control persons. MS&Co., CGM, Morgan Stanley Wealth Management and the General Partner could be considered promoters for purposes of item 404(c) of Regulation S-K. The nature and the amounts of compensation each promoter received or will receive, if any, from the Partnership are set forth under “Item 1. Business,” “Item 8. Financial Statements and Supplementary Data.” and “Item 11. Executive Compensation.”

Item 14. Principal Accountant Fees and Services.

(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Deloitte & Touche LLP (“Deloitte”) for the years ended December 31, 2015 and 2014 for the audits of the Partnership’s annual financial statements, reviews of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2015	$140,600
2014	$233,500

(2) Audit-Related Fees. None.

(3) Tax Fees. The Partnership did not pay Deloitte any amounts in 2015 and 2014 for professional services in connection with tax compliance, tax advice, and tax planning.

(4) All Other Fees. None.

(5) Not Applicable.

(6) Not Applicable.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1)	Financial Statements:

Statements of Financial Condition at December 31, 2015 and 2014.

Condensed Schedule of Investments at December 31, 2015 and Schedule of Investments at December 31, 2014.

Statements of Income and Expenses for the years ended December 31, 2015, 2014 and 2013.

Statements of Changes in Partners’ Capital for the years ended December 31, 2015, 2014 and 2013.

Notes to Financial Statements.

(2)	Exhibits:

3.1(a)	Certificate of Limited Partnership dated June 30, 2003 (filed as Exhibit 3.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(b)	Certificate of Amendment of the Certificate of Limited Partnership dated September 21, 2005 (filed as Exhibit 3.1(a) to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(c)	Certificate of Amendment of the Certificate of Limited Partnership dated September 19, 2008 (filed as Exhibit 3.1(c) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(d)	Certificate of Amendment of the Certificate of Limited Partnership dated September 28, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(e)	Certificate of Amendment of the Certificate of Limited Partnership dated June 30, 2010 (filed as Exhibit 3.1(e) to the Current Report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

(f)	Certificate of Amendment of the Certificate of Limited Partnership dated September 2, 2011 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on September 7, 2011 and incorporated herein by reference).

(g)	Certificate of Amendment of the Certificate of Limited Partnership dated August 7, 2013 (filed as Exhibit 3.1(g) to the Quarterly Report on Form 10-Q filed on August 14, 2013 and incorporated herein by reference).

3.2(a)	Fourth Amended and Restated Limited Partnership Agreement effective May 1, 2012 (filed as Exhibit 3.2 to the Annual Report on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

(b)	Amendment No. 1 to the Fourth Amended and Restated Limited Partnership Agreement (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on January 5, 2016 and incorporated herein by reference).

10.1	Management Agreement among the Partnership, the General Partner and Waypoint Capital Management LLC (filed as Exhibit 10.4 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

10.2	Customer Agreement among the Partnership, the General Partner and CGM (filed as Exhibit 10.9 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

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

10.5

Amended and Restated Alternative Investment Selling Agent Agreement among the Partnership, the General Partner and Morgan Stanley Wealth Management effective October 1, 2013 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 8, 2016 and incorporated herein by reference).

10.6	Second and Restated Management Agreement among the Partnership, the General Partner and PGR Capital LLP (filed as Exhibit 10.12 to the Quarterly Report on Form 10-Q filed on August 15, 2011 and incorporated herein by reference).

10.7(a)	Amended and Restated Management Agreement among the Partnership, the General Partner and Blackwater Capital Management, LLC (filed as Exhibit 10.13 to the Current Report on Form 8-K filed on November 4, 2010 and incorporated herein by reference).

(b)	Amendment No. 1 to the Amended and Restated Management Agreement among the Partnership, the General Partner and Blackwater Capital Management, LLC (filed as Exhibit 10.6(b) to the Quarterly Report on Form 10-Q filed on May 14, 2014 and incorporated herein by reference).

(c)	Letter from the General Partner to Blackwater Capital Management, LLC extending the Management Agreement from June 30, 2015 to June 30, 2016 (filed herewith).

10.8	Amended and Restated Management Agreement among the Partnership, the General Partner and J E Moody & Company LLC (filed as Exhibit 10.14 to the Current Report on Form 8-K filed on January 3, 2011 and incorporated herein by reference).

10.9	Amended and Restated Management Agreement among the Partnership, the General Partner and Cirrus Capital Management LLC (filed as Exhibit 10.15 to the Current Report on Form 8-K filed on January 3, 2011 and incorporated herein by reference).

10.10(a)	Amended and Restated Management Agreement among the Partnership, the General Partner and Willowbridge Associates Inc. (filed as Exhibit 10.9(a) to the Quarterly Report on Form 10-Q filed on November 13, 2014 and incorporated herein by reference).

(b)	Amendment to the Amended and Restated Management Agreement among the Partnership, the General Partner and Willowbridge Associates Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 7, 2013 and incorporated herein by reference).

(c)	Letter from the General Partner to Willowbridge Associates Inc. extending the Management Agreement from June 30, 2015 to June 30, 2016 (filed herewith).

10.11	Management Agreement among the Partnership, the General Partner and Flintlock Capital Asset Management, LLC (filed as Exhibit 10.16 to the Current Report on Form 8-K filed on December 1, 2010 and incorporated herein by reference).

10.12(a)

Amended and Restated Management Agreement among the Partnership, the General Partner and The Cambridge Strategy (Asset Management) Limited (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on October 7, 2013 and incorporated herein by reference).

(b)	Letter from the General Partner to The Cambridge Strategy (Asset Management) Limited extending the Management Agreement from June 30, 2015 to June 30, 2016 (filed herewith).

10.13(a)

Management Agreement among the Partnership, the General Partner and SECOR Capital Advisors, LP (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 7, 2013 and incorporated herein by reference).

(b)	Amendment to the Management Agreement among the Partnership, the General Partner and SECOR Capital Advisors, LP (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on January 5, 2016 and incorporated herein by reference).

(c)	Letter from the General Partner to SECOR Capital Advisors, LP extending the Management Agreement from June 30, 2015 to June 30, 2016 (filed herewith).

10.14(a)	Amended and Restated Commodity Futures Customer Agreement between the Partnership and MS&Co., effective August 21, 2013 (filed as Exhibit 10.17 to the Quarterly Report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

(b)	U.S. Treasury Securities Purchase Authorization Agreement between the Partnership and MS&Co., effective June 1, 2015 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 4, 2015 and incorporated herein by reference).

10.15	Management Agreement among the Partnership, the General Partner and Principle Capital Management LLC (filed as Exhibit 10.18 to the Quarterly Report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

10.16	Management Agreement among the Partnership, the General Partner and 300 North Capital LLC (filed as Exhibit 10.19 to the Quarterly Report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

10.17(a)	Management Agreement among the Partnership, the General Partner and Centurion Investment Management, LLC (filed as Exhibit 10.18 to the Quarterly Report on Form 10-Q filed on November 13, 2014 and incorporated herein by reference).

(b)	Amendment to the Management Agreement among the Partnership, the General Partner and Centurion Investment Management, LLC (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 5, 2016 and incorporated herein by reference).

(c)	Letter from the General Partner to Centurion Investment Management, LLC extending the Management Agreement from June 30, 2015 to June 30, 2016 (filed herewith).

10.18

Amended and Restated Management Agreement among the Partnership, the General Partner and Perella Weinberg Partners Capital Management LP (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on July 6, 2015 and incorporated herein by reference).

10.19(a)	Escrow Agreement among the General Partner, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.14(a) to the Annual Report on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

(b)	Amendment No. 5 to Escrow Agreement among The Bank of New York, the General Partner and Morgan Stanley Smith Barney LLC (filed as Exhibit 10.14(b) to the Annual Report on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

99.1 — Financial Statements of CMF Willowbridge Master Fund L.P.

99.2 — Financial Statements of SECOR Master Fund L.P.

99.3 — Financial Statements of Cambridge Master Fund L.P

99.4 — Financial Statements of PGM Master Fund L.P.

99.5 — Financial Statements of Blackwater Master Fund L.P.

The exhibits required to be filed by Item 601 of regulation S-K are incorporated herein by reference.

31.1 — Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director).

31.2 — Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director).

32.1 — Section 1350 Certification (Certification of President and Director).

32.2 — Section 1350 Certification (Certification of Chief Financial Officer and Director).

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
Date: March 28, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Patrick T. Egan	/s/ Feta Zabeli
Patrick T. Egan	Feta Zabeli
President and Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 28, 2016	Date: March 28, 2016

/s/ Steven Ross	/s/ M. Paul Martin
Steven Ross	M. Paul Martin
Chief Financial Officer and Director	Director
(Principal Accounting Officer)	Ceres Managed Futures LLC
Ceres Managed Futures LLC	Date: March 28, 2016
Date: March 28, 2016

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

Annual Report to Limited Partners

No proxy material has been sent to Limited Partners.