Form 10-Q
period 2016-03-31
EMERGING CTA PORTFOLIO LP
filed 2016-05-12
CIK 1269190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Yes - No X

As of April 30, 2016, 63,216.9642 Limited Partnership Class A Redeemable Units were outstanding.

EMERGING CTA PORTFOLIO L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Emerging CTA Portfolio L.P.

Statements of Financial Condition

(Unaudited)

	March 31, 2016	December 31, 2015
Assets:

Investment in the Funds(1), at fair value	$61,647,684	$62,285,375

Equity in trading account:
Investment in U.S. Treasury bills, at fair value (amortized cost $7,997,408 and $11,248,961 at March 31, 2016 and December 31, 2015, respectively)	7,998,109	11,248,588
Cash at MS&Co.	18,926,045	15,654,546
Cash margin	3,445,156	8,133,817
Net unrealized appreciation on open futures contracts	70,256	146,134
Net unrealized appreciation on open forward contracts	111,995	-

Total equity in trading account	30,551,561	35,183,085

Cash at bank	802	-
Interest receivable	4,406	2,130

Total assets	$92,204,453	$97,470,590

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$-	$678,352
Accrued expenses:
Ongoing selling agent fees	153,674	161,320
Management fees	115,295	127,306
General Partner fees	76,708	80,498
Incentive fees	180,449	-
Professional fees	155,173	194,123
Redemptions payable to Limited Partners	2,439,366	1,900,350

Total liabilities	3,120,665	3,141,949

Partners’ Capital:
General Partner, Class A, 814.5646 Redeemable Units outstanding at March 31, 2016 and December 31, 2015	1,090,730	1,081,872
Limited Partners, Class A, 65,713.7852 and 70,207.4852 Redeemable Units at March 31, 2016 and December 31, 2015, respectively	87,993,058	93,246,769

Total partners’ capital (net asset value)	89,083,788	94,328,641

Total liabilities and partners’ capital	$92,204,453	$97,470,590

Net asset value per unit, Class A	$1,339.03	$1,328.16

(1)	Defined in Note 1.

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.

Condensed Schedule of Investments

March 31, 2016

(Unaudited)

	Notional ($) / Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	5	$303	0.00	*%
Energy	5	(812)	(0.00)	*
Grains	1	37	0.00	*
Indices	122	149,597	0.17
Interest Rates U.S.	248	42,196	0.05
Interest Rates Non-U.S.	898	(298,221)	(0.33)
Metals	3	1,790	0.00	*

Total futures contracts purchased		(105,110)	(0.11)

Futures Contracts Sold
Energy	32	127,680	0.14
Grains	28	21,700	0.02
Indices	193	(41,621)	(0.05)
Interest Rates U.S.	230	41,355	0.05
Interest Rates Non-U.S.	627	68,214	0.08
Livestock	2	(455)	(0.00)	*
Metals	21	(41,507)	(0.05)

Total futures contracts sold		175,366	0.19

Net unrealized appreciation on open futures contracts		$70,256	0.08%

Unrealized Appreciation on Open Forward Contracts
Currencies	$11,630,297	$393,373	0.44%

Total unrealized appreciation on open forward contracts		393,373	0.44

Unrealized Depreciation on Open Forward Contracts

Currencies	$7,618,421	(281,378)	(0.31)

Total unrealized depreciation on open forward contracts		(281,378)	(0.31)

Net unrealized appreciation on open forward contracts		$111,995	0.13%

U.S. Government Securities

Face Amount	Maturity Date	Description	Fair Value	% of Partners’ Capital
$5,000,000	5/19/2016	U.S. Treasury bills, 0.135% (Amortized cost of $4,999,081)	$4,998,922	5.61%
$3,000,000	5/26/2016	U.S. Treasury bills, 0.275% (Amortized cost of $2,998,327)	2,999,187	3.37

Total U.S. Government Securities			$7,998,109	8.98%

Investment in the Funds
SECOR Master Fund L.P.	$22,657,898	25.43%
Cambridge Master Fund L.P.	27,728,906	31.13
CMF Willowbridge Master Fund L.P.	11,260,880	12.64

Total Investment in the Funds	$61,647,684	69.20%

*	Due to rounding.

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.

Condensed Schedule of Investments

December 31, 2015

		Notional ($) / Number of Contracts	Fair Value		% of Partners’ Capital
Futures Contracts Purchased
Indices		296	$	336,594	0.36	%
Interest Rates U.S.		466		(157,655)	(0.17)
Interest Rates Non-U.S.		2,635		(450,352)	(0.48)

Total futures contracts purchased				(271,413)	(0.29)

Futures Contracts Sold
Energy		86		3,720	0.00	*
Grains		53		29,813	0.03
Indices		446		(89,279)	(0.09)
Interest Rates U.S.		732		339,849	0.36
Interest Rates Non-U.S.		1,796		204,572	0.22
Metals		101		(71,128)	(0.08)

Total futures contracts sold				417,547	0.44

Net unrealized appreciation on open futures contracts			$	146,134	0.15	%

Unrealized Appreciation on Open Forward Contracts

Currencies		$ 8,038,416	$	422,969	0.45	%

Total unrealized appreciation on open forward contracts				422,969	0.45

Unrealized Depreciation on Open Forward Contracts

Currencies		$ 43,159,674		(1,101,321)	(1.17)

Total unrealized depreciation on open forward contracts				(1,101,321)	(1.17)

Net unrealized depreciation on open forward contracts			$	(678,352)	(0.72)	%

U.S. Government Securities

Face Amount	Maturity Date	Description	Fair Value		% of Partners’ Capital
$4,250,000	1/21/2016	U.S. Treasury bills, 0.19% (Amortized cost of $4,249,372)	$	4,249,721	4.51	%

$7,000,000	3/3/2016	U.S. Treasury bills, 0.015% (Amortized cost of $6,999,589)		6,998,867	7.42

Total U.S. Government Securities			$	11,248,588	11.93	%

Investment in the Funds
SECOR Master Fund L.P.			$	22,981,374	24.36	%
Cambridge Master Fund L.P.				24,376,553	25.84
CMF Willowbridge Master Fund L.P.				14,927,448	15.82

Total Investment in the Funds			$	62,285,375	66.02	%

*	Due to rounding

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Investment Income:
Interest income	$17,049	$583
Interest income allocated from the Funds	33,555	1,924

Total investment income	50,604	2,507

Expenses:
Expenses allocated from the Funds	129,152	215,443
Clearing fees related to direct investments	72,254	52,347
Ongoing selling agent fees	474,137	583,574
Management fees	352,672	442,575
General Partner fees	236,716	291,623
Incentive fees	180,449	752,253
General Partner incentive fees	-	33,177
Professional fees	114,766	160,628

Total expenses	1,560,146	2,531,620

Net investment loss	(1,509,542)	(2,529,113)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Funds:
Net realized gains (losses) on closed contracts	(564,110)	(638,735)
Net realized gains (losses) on closed contracts allocated from the Funds	694,369	8,295,818
Net change in unrealized gains (losses) on open contracts	729,856	(102,148)
Net change in unrealized gains (losses) on open contracts allocated from the Funds	1,441,877	(2,854,600)

Total trading results	2,301,992	4,700,335

Net income (loss)	792,450	2,171,222
Subscriptions - Limited Partners	-	1,520,000
Redemptions - General Partner	-	(75,907)
Redemptions - Limited Partners	(6,037,303)	(6,244,509)

Net increase (decrease) in partners’ capital	(5,244,853)	(2,629,194)
Partners’ capital, beginning of period	94,328,641	114,627,992

Partners’ capital, end of period	$89,083,788	$111,998,798

Net asset value per Class A Redeemable Unit (66,528.3498 and 81,154.2548 Redeemable Units outstanding at March 31, 2016 and 2015, respectively)	$1,339.03	$1,380.07

Net income (loss) per Redeemable Unit, Class A*	$10.87	$25.77

Weighted average Class A Redeemable Units outstanding	69,981.5241	84,079.2131

*	Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

1. Organization:

Emerging CTA Portfolio L.P. (the “Partnership”) is a limited partnership that was organized on July 7, 2003 under the partnership laws of the State of New York. The objective of the Partnership is to achieve capital appreciation through the allocation of assets to early-stage commodity trading advisors or established advisors employing early-stage strategies, which engage, directly and indirectly through investments in the Funds (defined below), in speculative trading of a diversified portfolio of commodity interests, including futures, option on futures, forward, option on forward, spot and swap contracts, cash commodities and any other rights or interest pertaining thereto. The Partnership may also enter into swap and other derivative transactions directly and through its investments in the Funds with the approval of the General Partner (defined below). The sectors traded include currencies, livestock, lumber, energy, grains, metals, indices, softs and U.S. and non-U.S. interest rates. The commodity interests that are traded by the Partnership and the Funds are volatile and involve a high degree of market risk. The General Partner may also determine to invest up to all of the Partnership’s assets in United States (“U.S”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates.

Between December 1, 2003 (commencement of the offering period) and August 5, 2004, 20,872 units of partnership interest in the Partnership (“Redeemable Units”) were sold at $1,000 per Redeemable Unit. The proceeds of the initial offering were held in an escrow account until August 6, 2004, at which time they were remitted to the Partnership for trading. The Partnership privately and continuously offers Redeemable Units in the Partnership to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

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

As of September 1, 2011, the Partnership began offering three classes of limited partnership interests: Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units; each of which will be referred to as a “Class” and collectively referred to as the “Classes.” All Redeemable Units issued prior to September 1, 2011 were deemed “Class A Redeemable Units.” The rights, liabilities, risks, and fees associated with investment in the Class A Redeemable Units were not changed. Class A Redeemable Units and Class D Redeemable Units are available to taxable U.S. individuals and institutions, as well as U.S. tax exempt individuals and institutions. Class Z Redeemable Units are offered to certain employees of Morgan Stanley and its subsidiaries (and their family members). The Class of Redeemable Units that a limited partner of the Partnership (each a “Limited Partner”) receives upon subscription will generally depend upon the amount invested in the Partnership or the status of the Limited Partner, although the General Partner may determine to offer a particular Class of Redeemable Units to investors at its discretion. As of March 31, 2016, there were no Redeemable Units outstanding in Class D or Class Z.

All trading decisions are made for the Partnership by its trading advisors (the “Advisors”) either directly, through individually managed accounts, or indirectly, through investments in other collective investment vehicles. As of the close of business on March 31, 2016, The Cambridge Strategy (Asset Management) Limited (“Cambridge”), Centurion Investment Management, LLC (“Centurion”), Perella Weinberg Partners Capital Management LP (“Perella”), SECOR Capital Advisors, LP (“SECOR”) and Willowbridge Associates Inc. (“Willowbridge”) served as the Partnership’s major commodity trading advisors. Prior to the termination of its management agreement effective September 30, 2015, Blackwater Capital Management, LLC (“Blackwater”) also served as one of the Partnership’s major commodity trading advisors. In addition, the General Partner may allocate the Partnership’s assets to additional non-major trading advisors (i.e. commodity trading advisors intended to be allocated less than 10% of the Partnership’s assets). Information about advisors allocated less than 10% of the Partnership’s assets may not be disclosed.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

The General Partner may also allocate less than 10% of the Partnership’s assets to a new trading advisor or another trading program of a current Advisor. The Advisors are not affiliated with one another, are not affiliated with the General Partner or Morgan Stanley & Co. LLC (“MS&Co.”), and are not responsible for the organization or operation of the Partnership. References herein to the “Advisors” may also include, as relevant, references to Blackwater.

During the reporting periods ended March 31, 2016 and 2015, the Partnership’s/Funds’ commodity broker was MS&Co., a registered futures commission merchant. The Partnership/Funds also deposit a portion of their cash in non-trading accounts at JPMorgan Chase Bank, N.A.

The assets allocated to Centurion for trading are traded directly pursuant to Centurion’s Short Term Systemic Strategy Program. Since July 1, 2015, the assets allocated to Perella have been traded directly pursuant to a variation of the program traded by PWP Global Macro Master Fund L.P.

Cambridge Master Fund L.P. (“Cambridge Master”), CMF Willowbridge Master Fund L.P. (“Willowbridge Master”) and SECOR Master Fund L.P (“SECOR Master”) (together with Cambridge Master and Willowbridge Master, the “Funds”) have entered into a futures account agreement with MS&Co. and commenced trading through accounts at MS&Co. PGM Master Fund L.P. (“PGM Master”) (prior to its liquidation on June 30, 2015) and Blackwater Master Fund L.P. (“Blackwater Master”) (prior to its liquidation on September 30, 2015) also entered into a futures brokerage account agreement with MS&Co. Cambridge Master has also, and PGM Master had, entered into a foreign exchange prime brokerage agreement with MS&Co. References to “Funds” included in this report may include, as relevant, PGM Master and Blackwater Master. The Partnership has also entered into a futures brokerage account agreement with MS&Co. The Partnership, directly and through its investment in the Funds, pays MS&Co. (or will reimburse MS&Co. if previously paid) its allocable share of all trading fees for the clearing and, where applicable, execution of transactions as well as exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”).

The Partnership has entered into a selling agreement with Morgan Stanley Smith Barney LLC, doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”) (as amended, the “Selling Agreement”). Pursuant to the Selling Agreement, Morgan Stanley Wealth Management receives a selling agent fee equal to (i) 2.0% per year of adjusted month-end net assets for Class A Redeemable Units and (ii) 0.75% per year of adjusted month-end net assets for Class D Redeemable Units. The selling agent fee received by Morgan Stanley Wealth Management is shared with the properly registered/exempted financial advisors of Morgan Stanley Wealth Management who sell Redeemable Units in the Partnership. Class Z Redeemable Units are not subject to a selling agent fee.

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

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

2. Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2016 and December 31, 2015, and the results of its operations and changes in partners’ capital for the three months ended March 31, 2016 and 2015. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2015. The December 31, 2015 information has been derived from the audited financial statements as of and for the year ended December 31, 2015.

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

Partnership’s/Funds’ Derivative Investments: All commodity interests of the Partnership/Funds, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Unrealized gains or losses on open contracts are included as a component of equity in trading account in the Partnership’s/Funds’ Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are included in the Partnership’s/Funds’ Statements of Income and Expenses and Changes in Partners’ Capital.

Partnership’s Cash: The Partnership’s cash includes cash denominated in foreign currencies of $505,706 (cost of $490,711) and $472,794 (cost of $473,186) as of March 31, 2016 and December 31, 2015, respectively.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

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

Net Income (loss) per unit: Net income (loss) per Redeemable Unit is calculated in accordance with ASU 946, “Financial Services – Investment Companies.” See Note 3, “Financial Highlights.”

Fair Value of Financial Instruments: The carrying value of the Partnership’s/Funds’ assets and liabilities presented in the Statements of Financial Condition that qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825, “Financial Instruments,” approximates the fair value due to the short term nature of such balances.

Recent Accounting Pronouncement: In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments for all entities that hold financial assets or owe financial liabilities. One of the amendments in this update eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet or a description of changes in the methods and significant assumptions. Additionally, the update eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities. Investment companies are specifically exempted from ASU 2016-01’s equity investment accounting provisions and will continue to follow the industry specific guidance for investment accounting under Topic 946. For public business entities, this update is effective for fiscal years beginning after December 15, 2017, and interim periods therein. For other entities, it is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The General Partner is currently evaluating the impact this guidance will have on the Partnership’s financial statements and related disclosures.

Reclassification: Certain prior period amounts have been reclassified to conform to current period presentation. Amounts reported as professional fees in the Statements of Financial Condition and Statements of Income and Expenses were previously reported separately as professional fees and other expenses. In the financial highlights table, interest income per Redeemable Unit and expenses per Redeemable Unit previously presented separately are now combined into net investment loss per Redeemable Unit.

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

3. Financial Highlights:

Financial highlights for the Limited Partner class as a whole for the three months ended March 31, 2016 and 2015 were as follows:

Class A
	Three Months Ended March 31,
	2016	2015
Per Redeemable Unit Performance (for unit outstanding throughout the period):[1]
Net realized and unrealized gains (losses)	$32.44	55.84
Net investment loss	(21.57)	(30.07)

Increase (decrease) for the period	10.87	25.77
Net asset value per unit, beginning of period	1,328.16	1,354.30

Net asset value per unit, end of period	$1,339.03	$1,380.07

Ratios to Average Limited Partners’ Capital:[2]
Net investment loss [3]	(6.0)%	(6.9)%

Operating expenses	6.0%	6.2%
Incentive fees	0.2%	0.7%

Total expenses	6.2%	6.9%

Total return:
Total return before incentive fees	1.0%	2.6%
Incentive fees	(0.2)%	(0.7)%

Total return after incentive fees	0.8%	1.9%

[1]

Net investment loss per Redeemable Unit is calculated by dividing the expenses net of interest income by the average number of Redeemable Units outstanding during the period. The net realized and unrealized gains (losses) per Redeemable Unit is a balancing amount necessary to reconcile the change in net asset value per Redeemable Unit with the other per unit information.

[2]	Annualized, except for incentive fees.

[3]	Interest income less total expenses.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average partners’ capital of the Partnership and includes the income and expenses allocated from the Funds, as applicable.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

4. Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses and Changes in Partners’ Capital. The Partnership also invests its assets through a “master/feeder” structure. The Partnership’s pro-rata share of the results of the Funds’ trading activities is shown in the Statements of Income and Expenses and Changes in Partners’ Capital.

The futures brokerage account agreements with MS&Co. give the Partnership and the Funds the legal right to net unrealized gains and losses on open futures, forward and option contracts on the Statements of Financial Condition. The Partnership and the Funds net, for financial reporting purposes, the unrealized gains and losses on open futures, forward and option contracts on the Statements of Financial Condition, as the criteria under ASC 210-20, “Balance Sheet,” have been met.

All of the commodity interests owned by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended March 31, 2016 and 2015 were 2,960 and 94, respectively. The monthly average number of option contracts traded directly by the Partnership during the three months ended March 31, 2016 and 2015 were 0 and 246, respectively. The monthly average notional value of currency forward contracts traded directly by the Partnership during the three months ended March 31, 2016 and 2015 were $23,997,961 and $0, respectively.

Trading and transaction fees are based on the number of trades executed by the Advisors and the Partnership’s percentage ownership of each respective Fund.

All clearing fees paid to MS&Co. are borne directly by the Partnership for its direct trading and also by the Funds, which are then allocated to the Funds’ limited partners, including the Partnership.

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of March 31, 2016 and December 31, 2015, respectively.

				Gross Amounts not Offset in the Statements of Financial Condition
March 31, 2016	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received/Pledged*	Net Amount

Assets
Futures	$562,137	$(491,881)	$70,256	$-	$-	$70,256
Forwards	393,373	(281,378)	111,995	-	-	111,995

Total assets	$955,510	$(773,259)	$182,251	$-	$-	$182,251

Liabilities
Futures	$(491,881)	$491,881	$-	$-	$-	$-
Forwards	(281,378)	281,378	-	-	-	-

Total liabilities	$(773,259)	$773,259	$-	$-	$-	$-

Net Fair Value						$182,251	*

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

				Gross Amounts not Offset in the Statements of Financial Condition
December 31, 2015	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received/Pledged*	Net Amount

Assets
Futures	$1,789,359	$(1,643,225)	$146,134	$-	$-	$146,134
Forwards	422,969	(422,969)	-	-	-	-

Total assets	$2,212,328	$(2,066,194)	$146,134	$-	$-	$146,134

Liabilities
Futures	$(1,643,225)	$1,643,225	$-	$-	$-	$-
Forwards	(1,101,321)	422,969	(678,352)	-	-	(678,352)

Total liabilities	$(2,744,546)	$2,066,194	$(678,352)	$-	$-	$(678,352)

Net Fair Value						$(532,218)	*

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

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts held directly by the Partnership as separate assets and liabilities as of March 31, 2016 and December 31, 2015, respectively.

Assets	March 31, 2016
Futures Contracts
Currencies	$553
Energy	128,018
Grains	21,737
Indices	251,140
Interest Rates U.S.	83,676
Interest Rates Non-U.S.	74,313
Metals	2,700

Total unrealized appreciation on open futures contracts	562,137

Liabilities
Futures Contracts
Currencies	(250)
Energy	(1,150)
Indices	(143,164)
Interest Rates U.S.	(125)
Interest Rates Non-U.S.	(304,320)
Livestock	(455)
Metals	(42,417)

Total unrealized depreciation on open futures contracts	(491,881)

Net unrealized appreciation on open futures contracts	$70,256	*

Assets
Forward Contracts
Currencies	$393,373

Total unrealized appreciation on open forward contracts	393,373

Liabilities
Forward Contracts
Currencies	(281,378)

Total unrealized depreciation on open forward contracts	(281,378)

Net unrealized appreciation on open forward contracts	$111,995	**

*	This amount is included in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is included in “Net unrealized appreciation on open forward contracts” in the Statements of Financial Condition.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

Assets	December 31, 2015
Futures Contracts
Energy	$3,720
Grains	29,813
Indices	793,699
Interest Rates U.S.	339,849
Interest Rates Non-U.S.	607,581
Metals	14,697

Total unrealized appreciation on open futures contracts	1,789,359

Liabilities
Futures Contracts
Indices	(546,384)
Interest Rates U.S.	(157,655)
Interest Rates Non-U.S.	(853,361)
Metals	(85,825)

Total unrealized depreciation on open futures contracts	(1,643,225)

Net unrealized appreciation on open futures contracts	$146,134	*

Assets
Forward Contracts
Currencies	$422,969

Total unrealized appreciation on open forward contracts	422,969

Liabilities
Forward Contracts
Currencies	(1,101,321)

Total unrealized depreciation on open forward contracts	(1,101,321)

Net unrealized depreciation on open forward contracts	$(678,352)	**

* This amount is included in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

** This amount is included in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three months ended March 31, 2016 and 2015, respectively.

	Three Months Ended March 31,
Sector	2016		2015
Currencies	$576,980		$(107,158)
Energy	203,025		(677,936)
Grains	3,120		(26,935)
Indices	326,156		97,653
Interest Rates U.S.	(670,013)		21,947
Interest Rates Non-U.S.	132,377		48,046
Livestock	(2,243)		15,311
Metals	(406,610)		(95,667)
Softs	2,954		(16,144)

Total	$165,746	***	$(740,883)	***

***	This amount is included in “Total trading results” in the Partnership’s Statements of Income and Expenses and Changes in Partners’ Capital.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

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

The Partnership and the Funds consider prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of the U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by broker quotes or pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of March 31, 2016 and December 31, 2015 and for the periods ended March 31, 2016 and 2015, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

March 31, 2016	Total	Level 1	Level 2	Level 3

Assets

U.S. Treasury bills	$7,998,109	$-	$7,998,109	$-
Futures	562,137	562,137	-	-
Forwards	393,373	-	393,373	-

Total assets	$8,953,619	$562,137	$8,391,482	$-

Liabilities

Futures	$491,881	$491,881	$-	$-
Forwards	281,378	-	281,378	-

Total liabilities	$773,259	$491,881	$281,378	$-

December 31, 2015	Total	Level 1	Level 2	Level 3

Assets

U.S. Treasury bills	$11,248,588	$-	$11,248,588	$-
Futures	1,789,359	1,789,359	-	-
Forwards	422,969	-	422,969	-

Total assets	$13,460,916	$1,789,359	$11,671,557	$-

Liabilities

Futures	$1,643,225	$1,643,225	$-	$-
Forwards	1,101,321	-	1,101,321	-

Total liabilities	$2,744,546	$1,643,225	$1,101,321	$-

Emerging CTA Portfolio L.P.

Notes to Financial Statements

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

(Unaudited)

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

The General Partner is not aware of any material changes to any of the trading programs discussed above during the fiscal quarter ended March 31, 2016.

The Funds’ and the Partnership’s trading of futures, forward and option contracts, as applicable, on commodities is done primarily on United States of America commodity exchanges and foreign commodity exchanges. The Funds and the Partnership engage in such trading through commodity brokerage accounts maintained with MS&Co.

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

Management, General Partner and incentive fees are charged at the Partnership level. All clearing fees are borne by the Partnership directly or by the Funds and allocated to the Funds’ limited partners, including the Partnership. Professional fees are borne by the Funds and allocated to the Partnership, and also charged directly at the Partnership level.

At March 31, 2016, the Partnership owned approximately 2.8% of Willowbridge Master, 42.8% of SECOR Master and 32.6% of Cambridge Master. At December 31, 2015, the Partnership owned approximately 4.3% of Willowbridge Master, 45.5% of SECOR Master and 40.8% of Cambridge Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same as they would be if the Partnership traded directly and the redemption rights are not affected.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the total assets, liabilities and partners’ capital of the Funds is shown in the following tables.

	March 31, 2016
	Total Assets	Total Liabilities	Total Partners’ Capital
SECOR Master	$52,942,792	$35,388	$52,907,404
Cambridge Master	93,822,858	8,775,780	85,047,078
Willowbridge Master	431,268,589	22,482,971	408,785,618

	December 31, 2015
	Total Assets	Total Liabilities	Total Partners' Capital
SECOR Master	$50,962,450	$464,928	$50,497,522
Cambridge Master	73,013,433	13,303,511	59,709,922
Willowbridge Master	366,002,932	17,302,983	348,699,949

Summarized information reflecting the net investment income (loss) from trading, total trading results and net income (loss) of the Funds is shown in the following tables.

	For the three months ended March 31, 2016
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
SECOR Master	$(78,661)	$1,213,880	$1,135,219
Cambridge Master	9,910	4,679,654	4,689,564
Willowbridge Master	(109,566)	(2,093,510)	(2,203,076)

	For the three months ended March 31, 2015
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Blackwater Master	$ (10,233)	$245,808	$235,575
SECOR Master	(120,408)	2,701,378	2,580,970
Cambridge Master	(17,606)	2,512,143	2,494,537
Willowbridge Master	(277,538)	11,233,268	10,955,730
PGM Master	(60,762)	1,522,748	1,461,986

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the Partnership’s investments in, and the Partnership’s pro-rata share of the results of operations of, the Funds is shown in the following tables.

	March 31, 2016		For the three months ended March 31, 2016
	% of Partnership’s Partners’ Capital			Expenses		Net Income (Loss)
Funds		Fair Value	Income (Loss)	Clearing Fees	Professional Fees		Investment Objective	Redemptions Permitted
SECOR Master	25.43%	$22,657,898	$578,435	$96,164	$8,723	$473,548	Commodity Portfolio	Monthly
Cambridge Master	31.13%	27,728,906	1,621,804	6,709	7,079	1,608,016	Commodity Portfolio	Monthly
Willowbridge Master	12.64%	11,260,880	(30,438)	9,801	676	(40,915)	Commodity Portfolio	Monthly

Total		$61,647,684	$2,169,801	$112,674	$16,478	$2,040,649

	March 31, 2015		For the three months ended March 31, 2015
Funds	% of Partnership’s Net Assets	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Clearing Fees	Professional Fees
Blackwater Master	2.03%	$2,279,877	$57,718	$1,288	$2,787	$53,643	Commodity Portfolio	Monthly
SECOR Master	23.96%	26,833,657	1,803,503	101,221	19,994	1,682,288	Commodity Portfolio	Monthly
Cambridge Master	23.46%	26,280,989	1,627,664	2,152	16,216	1,609,296	Commodity Portfolio	Monthly
Willowbridge Master	11.67%	13,065,547	431,049	9,355	1,208	420,486	Commodity Portfolio	Monthly
PGM Master	19.25%	21,558,669	1,523,208	33,313	27,909	1,461,986	Commodity Portfolio	Monthly

Total		$90,018,739	$5,443,142	$147,329	$68,114	$5,227,699

Emerging CTA Portfolio L.P.

Notes to Financial Statements

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

Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 49.6% to 73.5% of the Partnership’s/Funds’ contracts are traded OTC.

Futures Contracts. The Partnership and the Funds trade futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. When the contract is closed, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and net change in unrealized gains (losses) on futures contracts are included in the Partnership’s/Funds’ Statements of Income and Expenses and Changes in Partners’ Capital.

Forward Foreign Currency Contracts. Forward foreign currency contracts are those contracts where the Partnership and the Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed upon price on an agreed upon future date. Forward foreign currency contracts are valued daily, and the Partnership’s and Funds’ net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Partnership’s/Funds’ Statements of Financial Condition. Net realized gains (losses) and net change in unrealized gains (losses) on forward foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Partnership’s/Funds’ Statements of Income and Expenses and Changes in Partners’ Capital.

London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Partnership and the Funds are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and net change in unrealized gains (losses) on metal contracts are included in the Partnership’s/Funds’ Statements of Income and Expenses and Changes in Partners’ Capital.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

Options. The Partnership and the Funds may purchase and write (sell) both exchange-listed and OTC options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Partnership/Funds write an option, the premium received is recorded as a liability in the Partnership’s/Funds’ Statements of Financial Condition and marked-to-market daily. When the Partnership/Funds purchase an option, the premium paid is recorded as an asset in the Partnership’s/Funds’ Statements of Financial Condition and marked-to-market daily. Net realized gains (losses) and net change in unrealized gains (losses) on option contracts are included in the Partnership’s/Funds’ Statements of Income and Expenses and Changes in Partners’ Capital.

The Partnership and the Funds do not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in total trading results in the Partnership’s/Funds’ Statements of Income and Expenses and Changes in Partners’ Capital.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds have credit risk and concentration risk, as MS&Co. or its affiliates are the sole counterparties or brokers with respect to the Partnership’s/Funds’ assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co. or its affiliates, the Partnership’s/Funds’ counterparty is an exchange or clearing organization.

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

8. Subsequent Events

The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and has determined that there were no subsequent events requiring adjustment to or disclosure in the financial statements.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Funds, (ii) equity in trading account, consisting of cash at MS&Co. and cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options purchased at fair value and investment in U.S. Treasury bills at fair value, if applicable, (iii) cash at bank and (iv) interest receivable. The Funds’ only assets are their cash at bank, expense reimbursement and equity in trading account, consisting of cash and cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options purchased at fair value and U.S. Treasury bills at fair value, if applicable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments and investment in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2016.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by net realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2016, Partnership capital decreased 5.6% from $94,328,641 to $89,083,788. This decrease was attributable to redemptions of 4,493.7000 Class A Redeemable Units totaling $6,037,303, which was partially offset by net income of $792,450. Future redemptions can impact the amount of funds available for investment in funds in subsequent periods.

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

Results of Operations

During the Partnership’s first quarter of 2016, the net asset value per Class A Redeemable Unit increased 0.8% from $1,328.16 to $1,339.03, as compared to an increase of 1.9% in the first quarter of 2015. The Partnership experienced a net trading gain before fees and expenses in the first quarter of 2016 of $2,301,992. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, non-U.S. interest rates and livestock, and were partially offset by losses in energy, grains, indices, U.S. interest rates, metals and softs. The Partnership experienced a net trading gain before fees and expenses in the first quarter of 2015 of $4,700,335. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, indices, U.S. and non-U.S. interest rates and livestock, and were partially offset by losses in energy, grains, metals and softs.

The most significant gains were achieved within the currency sector during January from short positions in the Mexican peso versus the U.S. dollar as the relative value of the peso fell as investors sold-off emerging market currencies and moved to assets that appeared more stable. Additional gains were experienced during February from long positions in the Philippine peso, Brazilian real, Turkish lira, and Swedish krona versus the U.S. dollar as the relative value of the U.S. dollar weakened following dovish comments from U.S. Federal Reserve Chair Janet Yellen, which pushed out expectations for the U.S. central bank’s next interest rate hike. In the global interest rates sector, gains were recorded during January primarily from long Canadian bond futures positions as prices increased amid lower oil prices and resulting implications for future Canadian rate increases. A portion of the Partnership’s gains for the quarter was offset by losses incurred within the metals complex during February and March from short base metals futures positions as prices rose on optimism that demand would improve in China after the government signaled increased support for the economy through higher spending and measures to boost lending. Further losses were recorded in this sector during February from short positions in gold futures as prices advanced as investor anxiety increased demand for the safe haven commodity. Losses were experienced within the stock indices during January from long positions in U.S. and European equity index futures as prices declined sharply amid a slowdown in China, drop in oil prices, and weak corporate earnings. Additional losses were incurred in this sector during February from long positions in Asian equity index futures as prices moved lower amid ongoing concerns over the Chinese economy and a bearish crude oil outlook, which weighed on investor sentiment. Within the energy markets, losses were recorded during March from short crude oil futures positions as prices rose following an Organization of the Petroleum Exporting Countries (“OPEC”) announcement that the organization had scheduled a mid-April meeting to discuss output levels. In the agricultural complex, losses were incurred primarily during March from short wheat futures positions as prices increased as a decline in the U.S. dollar’s value improved U.S. export prospects.

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

Interest income on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account during each month is earned at the monthly average of the 4-week U.S. Treasury bill discount rate. Any interest earned on the Partnership’s and/or each Fund’s account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Interest income for the three months ended March 31, 2016 increased by $48,097, as compared to the corresponding period in 2015. The increase in interest income is primarily due to higher 4-week U.S. Treasury bill discount rates along with additional interest income earned on U.S. Treasury bills during the three months ended March 31, 2016, as compared to the corresponding period in 2015. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership and the Funds depends on (1) the average daily equity in the Partnership’s and the Funds’ accounts, (2) the amount of Treasury bills and/or money market mutual funds purchased by the Partnership and the Funds and (3) upon interest rates over which the Partnership/Funds and MS&Co. have no control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three months ended March 31, 2016 increased by $19,907, as compared to the corresponding period in 2015. The increase in these clearing fees is primarily due to an increase in the number of direct trades made by the Partnership during the three months ended March 31, 2016, as compared to the corresponding period in 2015.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. Ongoing selling agent fees for the three months ended March 31, 2016 decreased by $109,437, as compared to the corresponding period in 2015. The decrease in ongoing selling agent fees is due to lower average net assets during the three months ended March 31, 2016, as compared to the corresponding period in 2015.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. Management fees for the three months ended March 31, 2016 decreased by $89,903, as compared to the corresponding period in 2015. The decrease in management fees is due to lower average net assets during the three months ended March 31, 2016, as compared to the corresponding period in 2015, as well as reductions in monthly management fees paid to Centurion and SECOR effective January 1, 2016.

General Partner fees (formerly, administrative fees) are paid to the General Partner for administering the business and affairs of the Partnership including, among other things (i) selecting, appointing and terminating the Partnership’s commodity trading advisors, (ii) allocating and reallocating the Partnership’s assets among the commodity trading advisors and (iii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. General Partner fees for the three months ended March 31, 2016 decreased by $54,907, as compared to the corresponding period in 2015. The decrease in General Partner fees is due to lower average net assets during the three months ended March 31, 2016, as compared to the corresponding period in 2015.

Incentive fees paid by the Partnership to the Advisors are based on the new trading profits generated by each Advisor at the end of the quarter, as defined in the respective management agreements among the Partnership, the General Partner and each Advisor. Trading performance for the three months ended March 31, 2016 resulted in incentive fees in the amount of $180,449, and compares with $752,253 for the corresponding period in 2015. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

The General Partner is also paid an incentive fee payable annually equal to 5% of the Partnership’s overall New Trading Profits, as defined in the Partnership’s limited partnership agreement, earned in each calendar year. Trading performance for the three months ended March 31, 2016 did not result in any General Partner incentive fees, as compared to $33,177 for the three months ended March 31, 2015.

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

As of March 31, 2016 and December 31, 2015, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	March 31, 2016	December 31, 2015
Cambridge	$25,934,432 29%	$23,332,922 25%
Centurion	10,725,115 12%	14,425,946 15%
Perella	19,586,482 22%	19,766,995 21%
SECOR	21,619,732 24%	22,881,722 24%
Willowbridge	11,218,027 13%	13,921,056 15%

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. With the exception of certain Advisors, the Advisors currently trade the Partnership’s assets indirectly in master fund managed accounts established in the name of the master fund over which they have been granted limited authority to make trading decisions. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly and through its investments in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e., in the managed accounts in the Partnership’s name traded by certain Advisors), and indirectly by each Fund separately. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2016 and December 31, 2015, as applicable. As of March 31, 2016, the Partnership’s total capitalization was $89,083,788.

March 31, 2016

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$12,695,273	14.24%
Energy	410,305	0.46
Grains	280,697	0.32
Indices	5,542,953	6.22
Interest Rates U.S.	628,323	0.71
Interest Rates Non-U.S.	1,311,169	1.47
Livestock	87,985	0.10
Metals	1,566,015	1.76
Softs	94,703	0.11

Total	$22,617,423	25.39%

As of December 31, 2015, the Partnership’s total capitalization was $94,328,641.

December 31, 2015

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$19,821,484	21.02%
Energy	575,631	0.61
Grains	208,769	0.22
Indices	3,980,882	4.22
Interest Rates U.S.	1,350,575	1.43
Interest Rates Non-U.S.	1,709,108	1.81
Livestock	96,059	0.10
Metals	1,104,566	1.17
Softs	144,869	0.16

Total	$28,991,943	30.74%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments in the Funds by market category as of March 31, 2016 and December 31, 2015, and the highest, lowest and average values during the three months ended March 31, 2016 and the twelve months ended December 31, 2015. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of March 31, 2016, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

March 31, 2016

				Three Months Ended March 31, 2016
Market Sector	Value at Risk	% of Total Capitalization		High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,009,543	1.14%		$3,413,780	$844,894	$1,389,597
Energy	143,440	0.16		414,535	123,200	217,617
Grains	29,040	0.03		256,740	26,400	54,083
Indices	1,291,933	1.45		3,636,164	792,971	1,365,116
Interest Rates U.S.	244,274	0.28		536,072	233,934	382,980
Interest Rates Non-U.S.	653,270	0.73		784,818	442,554	617,793
Livestock	2,640	0.00	**	20,460	-	880
Metals	71,016	0.08		293,755	67,881	135,047

Total	$3,445,156	3.87%

*	Average of month-end Values at Risk.
**	Due to rounding.

December 31, 2015

			Twelve Months Ended December 31, 2015
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$3,559,859	3.77%	$4,487,543	$4,857	$1,438,489
Energy	378,400	0.40	1,289,713	2,200	381,046
Grains	58,300	0.06	268,691	1,650	33,309
Indices	1,751,429	1.86	4,672,882	6,433	1,431,077
Interest Rates U.S.	920,928	0.98	963,717	990	373,329
Interest Rates Non-U.S.	1,088,316	1.15	1,322,437	1,216	411,728
Metals	376,585	0.40	444,235	4,400	86,274

Total	$8,133,817	8.62%

As of March 31, 2016, Cambridge Master’s total capital was $85,047,078. The Partnership owned approximately 32.6% of Cambridge Master. As of March 31, 2016, Cambridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Cambridge for trading) was as follows:

March 31, 2016

			Three Months Ended March 31, 2016
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$24,504,489	28.81%	$33,520,117	$15,170,546	$21,344,996

Total	$24,504,489	28.81%

*	Average of month-end Values at Risk.

As of December 31, 2015, Cambridge Master’s total capitalization was $59,709,922. The Partnership owned approximately 40.8% of Cambridge Master. As of December 31, 2015, Cambridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Cambridge for trading) was as follows:

December 31, 2015

			Twelve Months Ended December 31, 2015
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*

Currencies	$23,516,491	39.38%	$26,761,534	$5,371,077	$15,171,524

Total	$23,516,491	39.38%

*	Annual average of month-end Values at Risk.

As of March 31, 2016, Willowbridge Master’s total capitalization was $408,785,618. The Partnership owned approximately 2.8% of Willowbridge Master. As of March 31, 2016, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:

March 31, 2016

			Three Months Ended March 31, 2016
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$38,893,524	9.51%	$79,559,952	$35,186,364	$41,262,527
Energy	3,455,221	0.85	12,259,443	378,906	3,473,316
Indices	9,996,561	2.45	9,996,561	-	3,332,187
Interest Rates U.S.	5,365,546	1.31	22,748,409	515,185	7,800,674
Interest Rates Non-U.S.	1,091,038	0.27	4,149,092	-	1,028,877
Metals	3,431,571	0.84	3,876,473	-	1,143,857

Total	$62,233,461	15.23%

*	Average of month-end Values at Risk.

As of December 31, 2015, Willowbridge Master’s total capitalization was $348,699,949. The Partnership owned approximately 4.3% of Willowbridge Master. As of December 31, 2015, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:

December 31, 2015

			Twelve Months Ended December 31, 2015
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$76,807,828	22.03%	$85,018,080	$173,995	$37,637,619
Energy	1,482,863	0.42	9,071,259	667,917	3,089,442
Interest Rates U.S.	4,144,323	1.19	16,624,123	367,325	3,833,031

Total	$82,435,014	23.64%

*	Annual average of month-end Values at Risk.

As of March 31, 2016, SECOR Master’s total capitalization was $52,907,404. The Partnership owned approximately 42.8% of SECOR Master. As of March 31, 2016, SECOR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to SECOR for trading) was as follows:

March 31, 2016

			Three Months Ended March 31, 2016
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$6,094,038	11.52%	$9,297,022	$6,094,038	$7,466,429
Energy	397,474	0.75	403,218	85,827	285,500
Grains	587,983	1.11	798,088	313,775	536,823
Indices	9,278,310	17.54	9,278,310	4,019,591	7,948,279
Interest Rates U.S.	546,293	1.03	1,126,807	232,112	778,532
Interest Rates Non-U.S.	1,465,771	2.77	1,721,821	604,335	1,156,024
Livestock	199,403	0.37	301,950	182,325	233,530
Metals	3,268,494	6.18	3,422,248	1,293,843	2,948,539
Softs	221,269	0.42	353,921	164,639	234,645

Total	$22,059,035	41.69%

*     Average of month-end Values at Risk

As of December 31, 2015, SECOR Master’s total capitalization was $50,497,522. The Partnership owned approximately 45.5% of SECOR Master. As of December 31, 2015, SECOR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to SECOR for trading) was as follows:

December 31, 2015

			Twelve Months Ended December 31, 2015
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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2016 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2016 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Regulatory and Governmental Matters.

MS&Co. has received subpoenas and requests for information from certain federal and state regulatory and governmental entities, including among others various members of the RMBS Working Group of the Financial Fraud Enforcement Task Force, such as the United States Department of Justice, Civil Division and several state Attorney General’s Offices, concerning the origination, financing, purchase, securitization and servicing of subprime and non-subprime residential mortgages and related matters such as residential mortgage backed securities (“RMBS”), collateralized debt obligations (“CDOs”), structured investment vehicles (“SIVs”) and credit default swaps backed by or referencing mortgage pass-through certificates. These matters, some of which are in advanced stages, include, but are not limited to, investigations related to MS&Co.’s due diligence on the loans that it purchased for securitization, MS&Co.’s communications with ratings agencies, MS&Co.’s disclosures to investors, and MS&Co.’s handling of servicing and foreclosure related issues.

On February 25, 2015, MS&Co. reached an agreement in principle with the United States Department of Justice, Civil Division and the United States Attorney’s Office for the Northern District of California, Civil Division (collectively, the “Civil Division”) to pay $2.6 billion to resolve certain claims that the Civil Division indicated it intended to bring against MS&Co. That settlement was finalized on February 10, 2016.

On April 1, 2016, the California Attorney General’s Office filed an action against MS&Co. and certain affiliates in California state court styled California v. Morgan Stanley, et al., on behalf of California investors, including the California Public Employees’ Retirement System and the California Teachers’ Retirement System. The complaint alleges that MS&Co. made misrepresentations and omissions regarding residential mortgage-backed securities and notes issued by the Cheyne SIV (defined below), and asserts violations of the California False Claims Act and other state laws and seeks treble damages, civil penalties, disgorgement, and injunctive relief.

In October 2014, the Illinois Attorney General’s Office (“ILAG”) sent a letter to MS&Co. alleging that MS&Co. knowingly made misrepresentations related to RMBS purchased by certain pension funds affiliated with the State of Illinois and demanding that MS&Co. pay ILAG approximately $88 million. MS&Co. and ILAG reached an agreement to resolve the matter on February 10, 2016.

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

On June 5, 2012, MS&Co. consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by the Commodity Futures Trading Commission (“CFTC”) to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an Exchange for Related Position (“EFRP”). Specifically, the CFTC found that from April 2008 through October 2009, MS&Co. violated Section 4c(a) of the Commodity Exchange Act and CFTC Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (“CME”) and Chicago Board of Trade (“CBOT”) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position. In addition, the CFTC found that MS&Co. violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the Commodity Exchange Act and CFTC Regulations. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, MS&Co. accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine. MS&Co. entered into corresponding and related settlements with the CME and CBOT in which the CME found that MS&Co. violated CME Rules 432.Q and 538 and fined MS&Co. $750,000 and CBOT found that MS&Co. violated CBOT Rules 432.Q and 538 and fined MS&Co. $1,000,000.

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

On June 18, 2015, MS&Co. entered into a settlement with the SEC and paid a fine of $500,000 as part of the Municipalities Continuing Disclosure Cooperation Initiative to resolve allegations that MS&Co. failed to form a reasonable basis through adequate due diligence for believing the truthfulness of the assertions by issuers and/or obligors regarding their compliance with previous continuing disclosure undertakings pursuant to Rule 15c2-12 in connection with offerings in which MS&Co. acted as senior or sole underwriter.

On August 6, 2015, MS&Co. consented to and became the subject of an order by the CFTC to resolve allegations that MS&Co. violated CFTC Regulation 22.9(a) by failing to hold sufficient U.S. Dollars in cleared swap segregated accounts in the U.S. to meet all U.S. Dollar obligations to cleared swaps customers. Specifically, the CFTC found that while MS&Co. at all times held sufficient funds in segregation to cover its obligations to its customers, on certain days during 2013 and 2014, it held currencies, such as euros, instead of U.S. dollars, to meet its U.S. dollar obligations. In addition, the CFTC found that MS&Co. violated CFTC Regulation 166.3 by failing to have in place adequate procedures to ensure that it complied with Regulation 22.9(a). Without admitting or denying the findings or conclusions and without adjudication of any issue of law or fact, MS&Co. accepted and consented to the entry of findings, the imposition of a cease and desist order, a civil monetary penalty of $300,000, and undertakings related to public statements, cooperation, and payment of the monetary penalty.

Civil Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. The defendants’ joint motions for partial summary judgment were denied on November 9, 2015. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $45 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $45 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al. An amended complaint, filed on June 10, 2010, alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $276 million. The complaint raises claims under both the federal securities laws and California law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $56 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $56 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $50 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $50 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $54 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $54 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. MS&Co. perfected its appeal from that decision on June 12, 2015. At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $263 million, and the certificates had incurred actual losses of approximately $84 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $263 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $28 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $28 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Settled Civil Litigation

On August 25, 2008, MS&Co. and two ratings agencies were named as defendants in a purported class action related to securities issued by a SIV called Cheyne Finance PLC and Cheyne Finance LLC (together, the “Cheyne SIV”). The case was styled Abu Dhabi Commercial Bank, et al. v. Morgan Stanley & Co. Inc., et al. The complaint alleged, among other things, that the ratings assigned to the securities issued by the Cheyne SIV were false and misleading, including because the ratings did not accurately reflect the risks associated with the subprime RMBS held by the Cheyne SIV. The plaintiffs asserted allegations of aiding and abetting fraud and negligent misrepresentation relating to approximately $852 million of securities issued by the Cheyne SIV. On April 24, 2013, the parties reached an agreement to settle the case, and on April 26, 2013, the court dismissed the action with prejudice. The settlement does not cover certain claims that were previously dismissed.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al. An amended complaint filed on June 10, 2010 alleged that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $704 million. The complaint raised claims under both the federal securities laws and California law and sought, among other things, to rescind the plaintiff’s purchase of such certificates. On January 26, 2015, as a result of a settlement with certain other defendants, the plaintiff requested and the court subsequently entered a dismissal with prejudice of certain of the plaintiff’s claims, including all remaining claims against MS&Co.

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

On November 4, 2011, the Federal Deposit Insurance Corporation, as receiver for Franklin Bank S.S.B, filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation as Receiver for Franklin Bank, S.S.B v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. On July 2, 2015, the parties reached an agreement to settle the litigation.

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

On September 16, 2014, the Virginia Attorney General’s Office filed a civil lawsuit, styled Commonwealth of Virginia ex rel. Integra REC LLC v. Barclays Capital Inc., et al., against MS&Co. and several other defendants in the Circuit Court of the City of Richmond related to RMBS. The lawsuit alleged that MS&Co. and the other defendants knowingly made misrepresentations and omissions related to the loans backing RMBS purchased by the Virginia Retirement System. The complaint asserts claims under the Virginia Fraud Against Taxpayers Act, as well as common law claims of actual and constructive fraud, and seeks, among other things, treble damages and civil penalties. On January 6, 2016, the parties reached an agreement to settle the litigation. An order dismissing the action with prejudice was entered on January 28, 2016.

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

There have been no material changes to the risk factors set forth under Part 1, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended March 31, 2016, there were no subscriptions for Class A Redeemable Units. Redeemable Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. Redeemable Units are purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relies on the fact that the Redeemable Units are purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used in the trading of commodity interests including futures contracts, options, forward and swap contracts.

The following chart sets forth the purchases of Limited Partner Redeemable Units by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2016 - January 31, 2016	449.6180	$1,354.78	N/A	N/A
February 1, 2016 - February 29, 2016	2,222.3410	$1,344.89	N/A	N/A
March 1, 2016 - March 31, 2016	1,821.7410	$1,339.03	N/A	N/A
	4,493.7000	$1,343.50

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

Effective January 1, 2016, the monthly management fee paid to Centurion for professional management services was reduced from 1/12 of 1.25% (1.25% per year) to 1/12 of 1.00% (1.00% per year).

Effective January 1, 2016, the monthly management fee paid to SECOR was reduced from 1/12 of 2.0% (2.0% per year) of the adjusted month-end net assets allocated to SECOR to 1/12 of 1.75% (1.75% per year) of the adjusted month-end net assets allocated to SECOR.

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

3.2(a)	Fourth Amended and Restated Limited Partnership Agreement effective May 1, 2012 (filed as Exhibit 3.2 to the Annual Report on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

(b)	Amendment No. 1to the Fourth Amended and Restated Limited Partnership Agreement (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on January 5, 2016 and incorporated herein by reference).

10.1	Form of Subscription Agreement (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on November 14, 2012 and incorporated herein by reference).

10.2

Amended and Restated Alternative Investment Selling Agent Agreement among the Partnership, the General Partner and Morgan Stanley Wealth Management effective October 1, 2013 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 8, 2016 and incorporated herein by reference).

10.3(a)

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

(c)

Letter from the General Partner to Blackwater Capital Management, LLC extending the Management Agreement from June 30, 2015 to June 30, 2016 (filed as Exhibit 10.7(c) to the Annual Report on Form 10-K filed on March 28, 2016 and incorporated herein by reference).

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

(c)

Letter from the General Partner to Willowbridge Associates Inc. extending the Management Agreement from June 30, 2015 to June 30, 2016 (filed as Exhibit 10.10(c) to the Annual Report on Form 10-K filed on March 28, 2016 and incorporated herein by reference).

10.5(a)

Amended and Restated Management Agreement among the Partnership, the General Partner and The Cambridge Strategy (Asset Management) Limited (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on October 7, 2013 and incorporated herein by reference).

(b)

Letter from the General Partner to The Cambridge Strategy (Asset Management) Limited extending the Management Agreement from June 30, 2015 to June 30, 2016 (filed as Exhibit 10.12(b) to the Annual Report on Form 10-K filed on March 28, 2016 and incorporated herein by reference).

10.6(a)

Escrow Agreement among the General Partner, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.14(a) to the Annual Report on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

(b)

Amendment No. 5 to Escrow Agreement among the General Partner, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.14(b) to the Annual Report on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

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

(c)

Letter from the General Partner to SECOR Capital Advisors, LP extending the Management Agreement from June 30, 2015 to June 30, 2016 (filed as Exhibit 10.13(c) to the Annual Report on Form 10-K filed on March 28, 2016 and incorporated herein by reference).

10.8(a)

Amended and Restated Commodity Futures Customer Agreement between the Partnership and MS&Co., effective August 21, 2013 (filed as Exhibit 10.17 to the Quarterly Report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

(b)

U.S. Treasury Securities Purchase Authorization Agreement, between the Partnership and MS&Co., effective June 1, 2015 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 4, 2015 and incorporated herein by reference.

10.9(a)

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

(c)

Letter from the General Partner to Centurion Investment Management, LLC extending the Management Agreement from June 30, 2015 to June 30, 2016 (filed as Exhibit 10.17(c) to the Annual Report on Form 10-K filed on March 28, 2016 and incorporated herein by reference).

10.10

Amended and Restated Management Agreement among the Partnership, the General Partner and Perella Weinberg Partners Capital Management LP (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on July 6, 2015 and incorporated herein by reference).

10.11

Amended and Restated Master Services Agreement by and among the Partnership, the General Partner and SS&C Technologies, Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 6, 2015 and incorporated herein by reference).

31.1 — Rule 13a-14(a)/15d-14(a) Certification (Certification of President & Director) (filed herewith).

31.2 — Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer & Director) (filed herewith).

32.1 — Section 1350 Certification (Certification of President & Director) (filed herewith).

32.2 — Section 1350 Certification (Certification of Chief Financial Officer & Director) (filed herewith).

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

EMERGING CTA PORTFOLIO L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President & Director

Date: May 12, 2016

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer & Director

Date: May 12, 2016