Form 10-Q
period 2016-06-30
EMERGING CTA PORTFOLIO LP
filed 2016-08-11
CIK 1269190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Yes -  No X

As of July 31, 2016, 58,745.1392 Limited Partnership Class A Redeemable Units were outstanding.

EMERGING CTA PORTFOLIO L.P.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Emerging CTA Portfolio L.P.

Statements of Financial Condition

(Unaudited)

	June 30, 2016	December 31, 2015
Assets:

Investment in the Funds(1), at fair value	$54,018,036	$62,285,375

Equity in trading account:
Investment in U.S. Treasury bills, at fair value (amortized cost $0 and $11,248,961 at June 30, 2016 and December 31, 2015, respectively)	-	11,248,588
Cash at MS&Co.	25,820,991	15,654,546
Cash margin	2,839,555	8,133,817
Net unrealized appreciation on open futures contracts	281,970	146,134
Net unrealized appreciation on open forward contracts	173,251	-

Total equity in trading account	29,115,767	35,183,085

Cash at bank	607	-
Interest receivable	4,736	2,130

Total assets	$83,139,146	$97,470,590

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$-	$678,352
Accrued expenses:
Ongoing selling agent fees	138,565	161,320
Management fees	104,105	127,306
General Partner fees	69,181	80,498
Professional fees	122,021	194,123
Redemptions payable to General Partner	211,129	-
Redemptions payable to Limited Partners	3,933,167	1,900,350

Total liabilities	4,578,168	3,141,949

Partners’ Capital:
General Partner, Class A, 652.4816 and 814.5646 Redeemable Units outstanding at June 30, 2016 and December 31, 2015, respectively	849,924	1,081,872
Limited Partners, Class A, 59,658.3342 and 70,207.4852 Redeemable Units outstanding at June 30, 2016 and December 31, 2015, respectively	77,711,054	93,246,769

Total partners’ capital (net asset value)	78,560,978	94,328,641

Total liabilities and partners’ capital	$83,139,146	$97,470,590

Net asset value per Redeemable Unit, Class A	$1,302.60	$1,328.16

(1)	Defined in Note 1.

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.

Condensed Schedule of Investments

June 30, 2016

(Unaudited)

	Notional ($) / Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	8	$1,085	0.00	*%
Energy	3	2,640	0.00	*
Grains	5	856	0.00	*
Indices	121	39,798	0.05
Interest Rates U.S.	165	343,160	0.44
Interest Rates Non-U.S.	811	780,000	0.99
Livestock	1	265	0.00	*
Metals	4	26,830	0.04
Softs	1	(616)	(0.00)	*

Total futures contracts purchased		1,194,018	1.52

Futures Contracts Sold
Grains	22	21,000	0.03
Indices	165	(27,638)	(0.04)
Interest Rates U.S.	301	(799,852)	(1.02)
Interest Rates Non-U.S.	482	(63,576)	(0.08)
Metals	24	(42,050)	(0.05)
Softs	1	68	0.00	*

Total futures contracts sold		(912,048)	(1.16)

Net unrealized appreciation on open futures contracts		$281,970	0.36%

Unrealized Appreciation on Open Forward Contracts
Currencies	$14,248,923	$456,058	0.58%

Total unrealized appreciation on open forward contracts		456,058	0.58

Unrealized Depreciation on Open Forward Contracts
Currencies	$14,217,545	(282,807)	(0.36)

Total unrealized depreciation on open forward contracts		(282,807)	(0.36)

Net unrealized appreciation on open forward contracts		$173,251	0.22%

Investment in the Funds
SECOR Master Fund L.P.		$19,792,662	25.20%
Cambridge Master Fund L.P.		24,551,623	31.25
CMF Willowbridge Master Fund L.P.		9,673,751	12.31

Total Investment in the Funds		$54,018,036	68.76%

* Due to rounding.

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.

Condensed Schedule of Investments

December 31, 2015

		Notional ($) / Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Indices		296	$336,594	0.36%
Interest Rates U.S.		466	(157,655)	(0.17)
Interest Rates Non-U.S.		2,635	(450,352)	(0.48)

Total futures contracts purchased			(271,413)	(0.29)

Futures Contracts Sold
Energy		86	3,720	0.00 *
Grains		53	29,813	0.03
Indices		446	(89,279)	(0.09)
Interest Rates U.S.		732	339,849	0.36
Interest Rates Non-U.S.		1,796	204,572	0.22
Metals		101	(71,128)	(0.08)

Total futures contracts sold			417,547	0.44

Net unrealized appreciation on open futures contracts			$146,134	0.15%

Unrealized Appreciation on Open Forward Contracts
Currencies		$8,038,416	$422,969	0.45%

Total unrealized appreciation on open forward contracts			422,969	0.45

Unrealized Depreciation on Open Forward Contracts
Currencies		$43,159,674	(1,101,321)	(1.17)

Total unrealized depreciation on open forward contracts			(1,101,321)	(1.17)

Net unrealized depreciation on open forward contracts			$(678,352)	(0.72)%

U.S. Government Securities

Face Amount	Maturity Date	Description	Fair Value	% of Partners’ Capital
$4,250,000	1/21/2016	U.S. Treasury bills, 0.19% (Amortized cost of $4,249,372)	$4,249,721	4.51%

$7,000,000	3/3/2016	U.S. Treasury bills, 0.015% (Amortized cost of $6,999,589)	6,998,867	7.42

Total U.S. Government Securities			$11,248,588	11.93%

Investment in the Funds
SECOR Master Fund L.P.			$22,981,374	24.36%
Cambridge Master Fund L.P.			24,376,553	25.84
CMF Willowbridge Master Fund L.P.			14,927,448	15.82

Total Investment in the Funds			$62,285,375	66.02%

* Due to rounding.

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2016	2015	2016	2015
Investment Income:
Interest income	$13,803	$478	$30,852	$1,061
Interest income allocated from the Funds	23,547	1,530	57,102	3,454

Total investment income	37,350	2,008	87,954	4,515

Expenses:
Expenses allocated from the Funds	105,830	223,785	234,982	439,228
Clearing fees related to direct investments	69,230	48,061	141,484	100,408
Ongoing selling agent fees	422,835	536,123	896,972	1,119,697
Management fees	316,655	403,224	669,327	845,799
General Partner fees	211,073	267,769	447,789	559,392
Incentive fees	-	14,893	180,449	767,146
General Partner incentive fees	-	(33,177)	-	-
Professional fees	105,867	98,931	220,633	259,559

Total expenses	1,231,490	1,559,609	2,791,636	4,091,229

Net investment loss	(1,194,140)	(1,557,601)	(2,703,682)	(4,086,714)

Trading Results:

Net gains (losses) on trading of commodity interests and investment in the Funds:
Net realized gains (losses) on closed contracts	(266,558)	(576,998)	(830,668)	(1,215,733)
Net realized gains (losses) on closed contracts allocated from the Funds	(1,871,387)	(1,591,811)	(1,177,018)	6,704,007
Net change in unrealized gains (losses) on open contracts	275,566	112,322	1,005,422	10,174
Net change in unrealized gains (losses) on open contracts allocated from the Funds	631,355	(1,183,408)	2,073,232	(4,038,008)

Total trading results	(1,231,024)	(3,239,895)	1,070,968	1,460,440

Net income (loss)	(2,425,164)	(4,797,496)	(1,632,714)	(2,626,274)
Subscriptions - Limited Partners	35,000	1,071,000	35,000	2,591,000
Redemptions - General Partner	(211,129)	-	(211,129)	(75,907)
Redemptions - Limited Partners	(7,921,517)	(7,211,657)	(13,958,820)	(13,456,166)

Net increase (decrease) in partners’ capital	(10,522,810)	(10,938,153)	(15,767,663)	(13,567,347)
Partners’ capital, beginning of period	89,083,788	111,998,798	94,328,641	114,627,992

Partners’ capital, end of period	$78,560,978	$101,060,645	$78,560,978	$101,060,645

Net asset value per Class A Redeemable Unit (60,310.8158 and 76,540.6938 Redeemable Units outstanding at June 30, 2016 and 2015, respectively)	$1,302.60	$1,320.35	$1,302.60	$1,320.35

Net income (loss) per Redeemable Unit, Class A*	$(36.43)	$(59.72)	$(25.56)	$(33.95)

Weighted average Class A Redeemable Units outstanding	64,693.0298	79,888.0418	67,337.2770	81,983.6275

*	Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

1.	Organization:

Emerging CTA Portfolio L.P. (the “Partnership”) is a limited partnership that was organized on July 7, 2003 under the partnership laws of the State of New York. The objective of the Partnership is to achieve capital appreciation through the allocation of assets to early-stage commodity trading advisors or established advisors employing early-stage strategies, which engage, directly and indirectly through investments in the Funds (defined below), in speculative trading of a diversified portfolio of commodity interests, including futures, option on futures, forward, option on forward, spot and swap contracts, cash commodities and any other rights or interests pertaining thereto. The Partnership may also enter into swap and other derivative transactions directly and through its investments in the Funds with the approval of the General Partner (defined below). The sectors traded include currencies, livestock, lumber, energy, grains, metals, indices, softs and U.S. and non-U.S. interest rates. The commodity interests that are traded by the Partnership and the Funds are volatile and involve a high degree of market risk. The General Partner may also determine to invest up to all of the Partnership’s assets in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates.

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

As of September 1, 2011, the Partnership began offering three classes of limited partnership interests: Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units; each of which will be referred to as a “Class” and collectively referred to as the “Classes.” All Redeemable Units issued prior to September 1, 2011 were deemed “Class A Redeemable Units.” The rights, liabilities, risks, and fees associated with investment in the Class A Redeemable Units were not changed. Class A Redeemable Units and Class D Redeemable Units are available to taxable U.S. individuals and institutions, as well as U.S. tax exempt individuals and institutions. Class Z Redeemable Units are offered to certain employees of Morgan Stanley and its subsidiaries (and their family members). The Class of Redeemable Units that a limited partner of the Partnership (each a “Limited Partner”) receives upon subscription will generally depend upon the amount invested in the Partnership or the status of the Limited Partner, although the General Partner may determine to offer a particular Class of Redeemable Units to investors at its discretion. As of June 30, 2016, there were no Redeemable Units outstanding in Class D or Class Z.

All trading decisions are made for the Partnership by its trading advisors (the “Advisors”) either directly, through individually managed accounts, or indirectly, through investments in other collective investment vehicles. As of June 30, 2016, The Cambridge Strategy (Asset Management) Limited (“Cambridge”), Centurion Investment Management, LLC (“Centurion”), Perella Weinberg Partners Capital Management LP (“Perella”), SECOR Capital Advisors, LP (“SECOR”) and Willowbridge Associates Inc. (“Willowbridge”) served as the Partnership’s major commodity trading advisors. Prior to the termination of its management agreement effective September 30, 2015, Blackwater Capital Management, LLC (“Blackwater”) also served as one of the Partnership’s major commodity trading advisors. In addition, the General Partner may allocate the Partnership’s assets to additional non-major trading advisors (i.e. commodity trading advisors intended to be allocated less than 10% of the Partnership’s assets). Information about advisors allocated less than 10% of the Partnership’s assets may not be disclosed.

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

During the reporting periods ended June 30, 2016 and 2015, the Partnership’s/Funds’ commodity broker was MS&Co., a registered futures commission merchant. The Partnership/Funds also deposit a portion of their cash in non-trading accounts at JPMorgan Chase Bank, N.A.

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

The Partnership has entered into a selling agreement with Morgan Stanley Smith Barney LLC, doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”) (as amended, the “Selling Agreement”). Pursuant to the Selling Agreement, Morgan Stanley Wealth Management receives an ongoing selling agent fee equal to (i) 2.0% per year of adjusted month-end net assets for Class A Redeemable Units and (ii) 0.75% per year of adjusted month-end net assets for Class D Redeemable Units. The ongoing selling agent fee received by Morgan Stanley Wealth Management is shared with the properly registered/exempted financial advisors of Morgan Stanley Wealth Management who sell Redeemable Units in the Partnership. Class Z Redeemable Units are not subject to an ongoing selling agent fee.

The General Partner and each Limited Partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no Limited Partner is liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions or redemptions and losses, if any.

In July 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a master services agreement, the Administrator furnishes certain administrative, accounting, regulatory, reporting, tax and other services as agreed from time to time. In addition, the Administrator maintains certain books and records of the Partnership. The cost of retaining the Administrator is allocated among the pools operated by the General Partner, including the Partnership.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

2.	Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2016, and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2016 and 2015. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2015. The December 31, 2015 information has been derived from the audited financial statements as of and for the year ended December 31, 2015.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Use of Estimates: The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

Statement of Cash Flows: The Partnership is not required to provide a Statement of Cash Flows.

Partnership’s Investment in the Funds: The Partnership carries its investment in the Funds, other than its investment in Willowbridge Master, based on the Partnership’s (1) net contribution to the Funds and (2) its allocated share of the undistributed profits and losses, including realized gains (losses) and net change in unrealized gains (losses), of the Funds. The Partnership carries its investment in Willowbridge Master based on Willowbridge Master’s net asset value per unit as calculated by Willowbridge Master.

Partnership’s/Funds’ Derivative Investments: All commodity interests of the Partnership/Funds, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described in Note 5, “Fair Value Measurements”) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Unrealized gains or losses on open contracts are included as a component of equity in trading account in the Partnership’s/Funds’ Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are included in the Partnership’s/Funds’ Statements of Income and Expenses and Changes in Partners’ Capital.

Partnership’s Cash: The Partnership’s cash includes cash denominated in foreign currencies of $593,398 (cost of $575,807) and $472,794 (cost of $473,186) as of June 30, 2016 and December 31, 2015, respectively.

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

Fair Value of Financial Instruments: The carrying value of the assets and liabilities presented in the Statements of Financial Condition that qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825, “Financial Instruments,” approximates the fair value due to the short term nature of such balances.

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

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the Limited Partner class as a whole for the three and six months ended June 30, 2016 and 2015 were as follows:

Class A

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015		2016	2015
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$(17.97)	$(40.26)		$14.59	$15.58
Net investment loss	(18.46)	(19.46)		(40.15)	(49.53)

Increase (decrease) for the period	(36.43)	(59.72)		(25.56)	(33.95)
Net asset value per Redeemable Unit, beginning of period	1,339.03	1,380.07		1,328.16	1,354.30

Net asset value per Redeemable Unit, end of period	$1,302.60	$1,320.35		$1,302.60	$1,320.35

Ratios to Average Limited Partners’ Capital:**
Net investment loss ***	(5.8)%	(6.0)%		(6.0)%	(6.8)%

Operating expenses	5.9%	6.0%		6.0%	6.1%
Incentive fees	-	0.0%	****	0.2%	0.7%

Total expenses	5.9%	6.0%		6.2%	6.8%

Total return:
Total return before incentive fees	2.7%	(4.3)%		(1.7)%	(1.8)%
Incentive fees	-	0.0%	****	(0.2)%	(0.7)%

Total return after incentive fees	2.7%	(4.3)%		(1.9)%	(2.5)%

*

Net investment loss per Redeemable Unit is calculated by dividing the expenses net of interest income by the average number of Redeemable Units outstanding during the period. The net realized and unrealized gains (losses) per Redeemable Unit is a balancing amount necessary to reconcile the change in net asset value per Redeemable Unit with the other per unit information.

**	Annualized (except for incentive fees).

***	Interest income less total expenses.

****	Due to rounding.

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

All of the commodity interests owned by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended June 30, 2016 and 2015 were 3,358 and 169, respectively. The monthly average number of futures contracts traded directly by the Partnership during the six months ended June 30, 2016 and 2015 were 3,159 and 132, respectively. The monthly average number of option contracts traded directly by the Partnership during the three months ended June 30, 2016 and 2015 were 0 and 155, respectively. The monthly average number of option contracts traded directly by the Partnership during the six months ended June 30, 2016 and 2015 were 0 and 201, respectively. The monthly average notional value of currency forward contracts traded directly by the Partnership during the three months ended June 30, 2016 and 2015 were $25,558,438 and $0, respectively. The monthly average notional value of currency forward contracts traded directly by the Partnership during the six months ended June 30, 2016 and 2015 were $24,778,199 and $0, respectively.

Trading and transaction fees are based on the number of trades executed by the Advisors and the Partnership’s percentage ownership of each respective Fund.

All clearing fees paid to MS&Co. are borne directly by the Partnership for its direct trading and also by the Funds, which are then allocated to the Funds’ limited partners, including the Partnership.

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of June 30, 2016 and December 31, 2015, respectively.

				Gross Amounts Not Offset in the Statements of Financial Condition
June 30, 2016	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received/Pledged*	Net Amount

Assets
Futures	$1,561,230	$(1,279,260)	$281,970	$-	$-	$281,970
Forwards	456,058	(282,807)	173,251	-	-	173,251

Total assets	$2,017,288	$(1,562,067)	$455,221	$-	$-	$455,221

Liabilities
Futures	$(1,279,260)	$1,279,260	$-	$-	$-	$-
Forwards	(282,807)	282,807	-	-	-	-

Total liabilities	$(1,562,067)	$1,562,067	$-	$-	$-	$-

Net Fair Value						$455,221	*

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

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts held directly by the Partnership as separate assets and liabilities as of June 30, 2016 and December 31, 2015, respectively.

Assets	June 30, 2016
Futures Contracts
Currencies	$1,552
Energy	2,640
Grains	22,200
Indices	377,995
Interest Rates U.S.	343,160
Interest Rates Non-U.S.	786,520
Livestock	265
Metals	26,830
Softs	68

Total unrealized appreciation on open futures contracts	1,561,230

Liabilities
Futures Contracts
Currencies	(467)
Grains	(344)
Indices	(365,835)
Interest Rates U.S.	(799,852)
Interest Rates Non-U.S.	(70,096)
Metals	(42,050)
Softs	(616)

Total unrealized depreciation on open futures contracts	(1,279,260)

Net unrealized appreciation on open futures contracts	$281,970	*

Assets
Forward Contracts
Currencies	$456,058

Total unrealized appreciation on open forward contracts	456,058

Liabilities
Forward Contracts
Currencies	(282,807)

Total unrealized depreciation on open forward contracts	(282,807)

Net unrealized appreciation on open forward contracts	$173,251	**

*	This amount is included in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is included in “Net unrealized appreciation on open forward contracts” in the Statements of Financial Condition.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

Assets	December 31, 2015
Futures Contracts
Energy	$3,720
Grains	29,813
Indices	793,699
Interest Rates U.S.	339,849
Interest Rates Non-U.S.	607,581
Metals	14,697

Total unrealized appreciation on open futures contracts	1,789,359

Liabilities
Futures Contracts
Indices	(546,384)
Interest Rates U.S.	(157,655)
Interest Rates Non-U.S.	(853,361)
Metals	(85,825)

Total unrealized depreciation on open futures contracts	(1,643,225)

Net unrealized appreciation on open futures contracts	$146,134	*

Assets
Forward Contracts
Currencies	$422,969

Total unrealized appreciation on open forward contracts	422,969

Liabilities
Forward Contracts
Currencies	(1,101,321)

Total unrealized depreciation on open forward contracts	(1,101,321)

Net unrealized depreciation on open forward contracts	$(678,352)	**

*  This amount is included in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**This amount is included in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three and six months ended June 30, 2016 and 2015, respectively.

	Three Months Ended June 30,				Six Months Ended June 30,
Sector	2016		2015		2016		2015
Currencies	$(73,625)		$73,075		$503,355		$(34,083)
Energy	(146,462)		(400,693)		56,563		(1,078,629)
Grains	(48,739)		45,282		(45,619)		18,347
Indices	(244,059)		(367,668)		82,097		(270,015)
Interest Rates U.S.	(642,244)		26,583		(1,312,257)		48,530
Interest Rates Non-U.S.	1,240,488		141,151		1,372,865		189,197
Livestock	2,658		(33,281)		415		(17,970)
Metals	(71,068)		49,122		(477,678)		(46,545)
Softs	(7,941)		1,753		(4,987)		(14,391)

Total	$9,008	***	$(464,676)	***	$174,754	***	$(1,205,559)	***

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

The fair value of exchange-traded futures, option and forward contracts is determined by the various exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as inputs the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are valued at the last available bid price received from independent pricing services as of the close of the last business day of the reporting period.

The Partnership and the Funds consider prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of the U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by broker quotes or pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of June 30, 2016 and December 31, 2015 and for the periods ended June 30, 2016 and 2015, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

June 30, 2016	Total	Level 1	Level 2	Level 3

Assets

Futures	$1,561,230	$1,561,230	$-	$-
Forwards	456,058	-	456,058	-

Total assets	$2,017,288	$1,561,230	$456,058	$-

Liabilities

Futures	$1,279,260	$1,279,260	$-	$-
Forwards	282,807	-	282,807	-

Total liabilities	$1,562,067	$1,279,260	$282,807	$-

December 31, 2015	Total	Level 1	Level 2	Level 3

Assets

U.S. Treasury bills	$11,248,588	$-	$11,248,588	$-
Futures	1,789,359	1,789,359	-	-
Forwards	422,969	-	422,969	-

Total assets	$13,460,916	$1,789,359	$11,671,557	$-

Liabilities

Futures	$1,643,225	$1,643,225	$-	$-
Forwards	1,101,321	-	1,101,321	-

Total liabilities	$2,744,546	$1,643,225	$1,101,321	$-

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

6.	Investment in the Funds:

On November 1, 2010, the assets allocated to Blackwater for trading were invested in Blackwater Master, a limited partnership organized under the partnership laws of the State of Delaware. The Partnership invested in Blackwater Master with cash equal to $15,674,694. Effective September 30, 2015, the Partnership fully redeemed its investment in Blackwater Master for cash equal to $2,233,594.

On September 1, 2012, the assets allocated to Cambridge for trading were invested in Cambridge Master, a limited partnership organized under the partnership laws of the State of Delaware. The Partnership invested in Cambridge Master with cash equal to $3,000,000. Cambridge Master permits accounts managed by Cambridge using the Asian Markets Alpha Programme and the Emerging Markets Alpha Programme, each a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of Cambridge Master. Individual and pooled accounts currently managed by Cambridge, including the Partnership, are permitted to be limited partners of Cambridge Master. The General Partner and Cambridge believe that trading through this master/feeder structure promotes efficiency and economy in the trading process. The General Partner and Cambridge agreed that Cambridge will trade the Partnership’s assets allocated to Cambridge at a level that is up to 1.5 times the amount of assets allocated. The amount of leverage may be increased or decreased in the future. However, in no event will the amount of leverage be greater than 2 times the amount of assets allocated.

Effective January 1, 2013, the assets traded directly by Willowbridge using its wPraxis Futures Trading Approach were invested in Willowbridge Master, a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 14,103.3175 units of Willowbridge Master with cash equal to $29,484,306. Willowbridge Master permits accounts managed by Willowbridge using the wPraxis Futures Trading Approach, a proprietary, discretionary trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Willowbridge Master. Individual and pooled accounts currently managed by Willowbridge, including the Partnership, are permitted to be limited partners of Willowbridge Master. The General Partner and Willowbridge believe that trading through this master/feeder structure promotes efficiency and economy in the trading process. The General Partner and Willowbridge agreed that Willowbridge will trade the Partnership’s assets allocated to Willowbridge at a level that is up to 3 times the amount of assets allocated.

On August 1, 2013, the assets allocated to SECOR for trading were invested in SECOR Master, a limited partnership organized under the partnership laws of the State of Delaware. The Partnership invested in SECOR Master with cash equal to $10,000,000. SECOR Master permits accounts managed by SECOR using a variation of the program traded by SECOR Alpha Master Fund L.P., a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of SECOR Master. Individual and pooled accounts currently managed by SECOR are permitted to be limited partners of SECOR Master. The General Partner and SECOR believe that trading through this master/feeder structure promotes efficiency and economy in the trading process. The General Partner and SECOR agreed that SECOR will trade the Partnership’s assets allocated to SECOR at a level that is up to 1.5 times the amount of assets allocated.

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

The General Partner is not aware of any material changes to any of the trading programs discussed above during the fiscal quarter ended June 30, 2016.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

The Funds’ and the Partnership’s trading of futures, forward and option contracts, as applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. The Funds and the Partnership engage in such trading through commodity brokerage accounts maintained with MS&Co.

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

Management, General Partner, ongoing selling agent and incentive fees are charged at the Partnership level. All clearing fees are borne by the Partnership directly or by the Funds and allocated to the Funds’ limited partners, including the Partnership. Professional fees are borne by the Funds and allocated to the Partnership, and also charged directly at the Partnership level.

At June 30, 2016, the Partnership owned approximately 2.5% of Willowbridge Master, 41.3% of SECOR Master and 31.8% of Cambridge Master. At December 31, 2015, the Partnership owned approximately 4.3% of Willowbridge Master, 45.5% of SECOR Master and 40.8% of Cambridge Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same as they would be if the Partnership traded directly and the redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and partners’ capital of the Funds is shown in the following tables.

	June 30, 2016
	Total Assets	Total Liabilities	Total Partners’ Capital
SECOR Master	$47,946,513	$27,138	$47,919,375
Cambridge Master	97,750,214	20,560,073	77,190,141
Willowbridge Master	390,739,775	1,675,338	389,064,437
	December 31, 2015
	Total Assets	Total Liabilities	Total Partners’ Capital
SECOR Master	$50,962,450	$464,928	$50,497,522
Cambridge Master	73,013,433	13,303,511	59,709,922
Willowbridge Master	366,002,932	17,302,983	348,699,949

Summarized information reflecting the net investment income (loss) from trading, total trading results and net income (loss) of the Funds is shown in the following tables.

	For the three months ended June 30, 2016
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)

SECOR Master	$(67,063)	$(820,318)	$(887,381)
Cambridge Master	(2,337)	(2,101,071)	(2,103,408)
Willowbridge Master	(74,889)	(8,464,297)	(8,539,186)

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

	For the six months ended June 30, 2016
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
SECOR Master	$(145,724)	$393,562	$247,838
Cambridge Master	7,573	2,578,583	2,586,156
Willowbridge Master	(184,455)	(10,557,807)	(10,742,262)

	For the three months ended June 30, 2015
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Blackwater Master	$(12,900)	$(455,735)	$(468,635)
SECOR Master	(100,822)	(143,575)	(244,397)
Cambridge Master	(36,769)	688,062	651,293
Willowbridge Master	(213,266)	(24,855,443)	(25,068,709)
PGM Master	(75,668)	(2,446,062)	(2,521,730)

	For the six months ended June 30, 2015
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Blackwater Master	$(23,133)	$(209,927)	$(233,060)
SECOR Master	(221,230)	2,557,803	2,336,573
Cambridge Master	(54,375)	3,200,205	3,145,830
Willowbridge Master	(490,804)	(13,622,175)	(14,112,979)
PGM Master	(136,430)	(923,314)	(1,059,744)

Summarized information reflecting the Partnership’s investments in, and the Partnership’s pro-rata share of the results of operations of, the Funds is shown in the following tables.

	June 30, 2016		For the three months ended June 30, 2016				Investment Objective	Redemptions Permitted
Funds	% of Partnership’s Partners’ Capital	Fair Value	Income (Loss)	Expenses		Net Income (Loss)
				Clearing Fees	Professional Fees

SECOR Master	25.20%	$19,792,662	$(336,196)	$78,264	$8,330	$(422,790)	Commodity Portfolio	Monthly
Cambridge Master	31.25%	24,551,623	(661,887)	5,972	6,557	(674,416)	Commodity Portfolio	Monthly
Willowbridge Master	12.31%	9,673,751	(218,402)	6,173	534	(225,109)	Commodity Portfolio	Monthly

Total		$54,018,036	$(1,216,485)	$90,409	$15,421	$(1,322,315)

	June 30, 2016		For the six months ended June 30, 2016
	% of			Expenses		Net
Funds	Partnership’s Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Income (Loss)	Investment Objective	Redemptions Permitted

SECOR Master	25.20%	$19,792,662	$242,239	$174,428	$17,053	$50,758	Commodity Portfolio	Monthly
Cambridge Master	31.25%	24,551,623	959,917	12,681	13,636	933,600	Commodity Portfolio	Monthly
Willowbridge Master	12.31%	9,673,751	(248,840)	15,974	1,210	(266,024)	Commodity Portfolio	Monthly

Total		$54,018,036	$953,316	$203,083	$31,899	$718,334

	December 31, 2015		For the three months ended June 30, 2015
	% of			Expenses		Net
Funds	Partnership’s Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Income (Loss)	Investment Objective	Redemptions Permitted

Blackwater Master	-	$-	$(54,031)	$1,167	$3,163	$(58,361)	Commodity Portfolio	Monthly
SECOR Master	24.36%	22,981,374	(154,584)	91,476	10,152	(256,212)	Commodity Portfolio	Monthly
Cambridge Master	25.84%	24,376,553	453,753	20,316	17,125	416,312	Commodity Portfolio	Monthly
Willowbridge Master	15.82%	14,927,448	(573,133)	3,886	464	(577,483)	Commodity Portfolio	Monthly
PGM Master(a)	-	-	(2,445,694)	41,893	34,143	(2,521,730)	Commodity Portfolio	Monthly

Total		$62,285,375	$(2,773,689)	$158,738	$65,047	$(2,997,474)

	December 31, 2015		For the six months ended June 30, 2015
	% of			Expenses		Net
Funds	Partnership’s Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Income (Loss)	Investment Objective	Redemptions Permitted

Blackwater Master	-	$-	$3,687	$2,455	$5,950	$(4,718)	Commodity Portfolio	Monthly
SECOR Master	24.36%	22,981,374	1,648,919	192,697	30,146	1,426,076	Commodity Portfolio	Monthly
Cambridge Master	25.84%	24,376,553	2,081,417	22,468	33,341	2,025,608	Commodity Portfolio	Monthly
Willowbridge Master	15.82%	14,927,448	(142,084)	13,241	1,672	(156,997)	Commodity Portfolio	Monthly
PGM Master(a)	-	-	(922,486)	75,206	62,052	(1,059,744)	Commodity Portfolio	Monthly

Total		$62,285,375	$2,669,453	$306,067	$133,161	$2,230,225

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

Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 52.1% to 68.2% of the Partnership’s/Funds’ contracts are traded OTC.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds have credit risk and concentration risk, as MS&Co. or an MS&Co. affiliate is the sole counterparty or broker with respect to the Partnership’s/Funds’ assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co. or an MS&Co. affiliate, the Partnership’s/Funds’ counterparty is an exchange or clearing organization.

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

8.	Subsequent Events:

The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and has determined that, other than the events listed below, there were no subsequent events requiring adjustment to or disclosure in the financial statements.

Effective the close of business on July 31, 2016, the General Partner terminated the management agreement among the General Partner, Perella and the Partnership pursuant to which Perella ceased all trading on behalf of the Partnership.

On August 1, 2016, the Partnership allocated a portion of its assets to Harbour Square Capital Management LLC (“Harbour Square”), which is managed and traded by Harbour Square pursuant to Harbour Square’s Discretionary Energy Program.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Funds, (ii) equity in trading account, consisting of cash at MS&Co. and cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options purchased at fair value and investment in U.S. Treasury bills at fair value, if applicable, (iii) cash at bank and (iv) interest receivable. The Funds’ only assets are their cash at bank, expense reimbursement and equity in trading account, consisting of cash and cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options purchased at fair value and U.S. Treasury bills at fair value, if applicable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments and investment in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2016.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by net realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2016, Partnership capital decreased 16.7% from $94,328,641 to $78,560,978. This decrease was attributable to redemptions of 10,575.9890 Class A Redeemable Units totaling $13,958,820 and redemptions of 162.0830 Class A General Partner Redeemable Units totaling $211,129, coupled with a net loss of $1,632,714, which was partially offset by subscriptions for 26.8380 Class A Redeemable Units totaling $35,000. Future redemptions can impact the amount of funds available for investment in funds in subsequent periods.

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

Results of Operations

During the Partnership’s second quarter of 2016, the net asset value per Class A Redeemable Unit decreased 2.7% from $1,339.03 to $1,302.60, as compared to a decrease of 4.3% in the second quarter of 2015. The Partnership experienced a net trading loss before fees and expenses in the second quarter of 2016 of $1,231,024. Losses were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy, U.S. interest rates, metals and indices, and were partially offset by gains in grains, non-U.S. interest rates, livestock and softs. The Partnership experienced a net trading loss before fees and expenses in the second quarter of 2015 of $3,239,895. Losses were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy, indices, non-U.S. interest rates, livestock and softs, and were partially offset by gains in grains, U.S. interest rates and metals.

The most significant losses were incurred within the currency sector primarily during May from long positions in the Thai baht and South African rand versus the U.S. dollar as the relative value of the dollar rallied amid increased speculation of a June interest rate hike by the U.S. Federal Reserve. Within the global stock index sector, losses were incurred during the second quarter from long and short global equity index futures positions as prices whipsawed throughout the quarter amid speculation on government stimulus, corporate earnings, and implications of the U.K. leaving the European Union. Losses within the metals sector were experienced during April from short silver futures positions as prices rose as a decrease in the value of U.S. dollar spurred investor demand for precious metals. Additional losses were experienced in this sector during June from short industrial metals futures positions as prices increased after weak Chinese manufacturing data fueled optimism that more stimulus was on the way to bolster growth from the world’s biggest consumer of industrial metals. In the energy complex, losses were experienced during April from short positions in crude oil and its related products as prices rose due to a weak U.S. dollar and a decline in U.S. production. The Partnership’s losses for the quarter were partially offset by gains achieved within the global interest rate sector from long Canadian bond futures positions as prices increased due to speculation the Bank of Canada will maintain a dovish monetary policy partly due to a wildfire in Alberta that disrupted oil production. Additional gains were experienced from this sector during June from long positions in European and U.S. fixed income futures as prices advanced as uncertainty surrounding the economic and political fallout following the U.K.’s vote to leave the European Union increased demand for the relative “safety” of government debt. Within the agricultural sector, gains were recorded during May from long positions in soybean and soybean meal futures as additional prices advanced as flooding and adverse weather in South America threatened to curtail grain exports. During June, gains were achieved in this sector from long sugar futures positions as poor growing conditions in Thailand, possible weather delays in the Brazilian harvest, and an expected supply shortfall next year helped lift prices higher.

During the Partnership’s six months ended June 30, 2016, the net asset value per Class A Redeemable Unit decreased 1.9% from $1,328.16 to $1,302.60, as compared to a decrease of 2.5% in the six months ended June 30, 2015. The Partnership experienced a net trading gain before fees and expenses in the six months ended June 30, 2016 of $1,070,968. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, grains, non-U.S. interest rates, livestock and softs, and were partially offset by losses in energy, U.S. interest rates, metals and indices. The Partnership experienced a net trading gain before fees and expenses in the six months ended June 30, 2015 of $1,460,440. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, indices, U.S. interest rates and livestock, and were partially offset by losses in energy, grains, non-U.S. interest rates, metals and softs.

The most significant losses were recorded within the metals complex during February and March from short base metals futures positions as prices rose on optimism that demand would improve in China after the government signaled increased support for the economy through higher spending and measures to boost lending. During April, additional losses in this sector were experienced from short silver futures positions as prices rose as a decrease in the value of U.S. dollar spurred investor demand for precious metals. Further losses were experienced in this sector during June from short industrial metals futures positions. Losses were experienced within the stock indices during January from long positions in U.S. and European equity index futures as prices declined sharply amid a slowdown in China, drop in oil prices, and weak corporate earnings. Additional losses were incurred in this sector during February from long positions in Asian equity index futures as prices moved lower amid ongoing concerns over the Chinese economy and a bearish crude oil outlook, which weighed on investor sentiment. Losses in this sector were also incurred during the second quarter from long and short global equity index futures positions as prices whipsawed. In the energy complex, losses were experienced during March from short crude oil futures positions as prices rose following a decline in U.S. production and speculation the Organization of the Petroleum Exporting Countries (“OPEC”) would cap output levels. The Partnership’s losses for the first six months of the year were offset by gains achieved within the global interest rates sector during January and May from long Canadian bond futures positions as prices increased amid speculation that a decrease in oil revenue in Canada would delay future government interest rate increases. During June, additional gains were achieved within the this sector from long positions in European and U.S. fixed income futures as prices advanced as uncertainty surrounding the economic and political fallout following the U.K.’s vote to leave the European Union increased demand for the relative “safety” of government debt. Within the currency sector, gains were recorded during January from short positions in the Mexican peso versus the U.S. dollar as the relative value of the peso fell as investors sold-off emerging market currencies and moved to assets that appeared more stable. Additional gains were experienced during February from long positions in the Philippine peso, Brazilian real, Turkish lira, and Swedish krona versus the U.S. dollar as the relative value of the U.S. dollar weakened following dovish comments from U.S. Federal Reserve Chair Janet Yellen, which pushed out expectations for the U.S. central bank’s next interest rate hike. Additional gains were achieved in this sector during June from short positions in the British pound versus the U.S. dollar as the relative value of the pound decreased significantly due to recession fears and speculation that the Bank of England will maintain a loose monetary policy following the U.K. “Brexit” vote to leave the E.U. Within the agricultural sector, gains were recorded during May from long positions in soybean and soybean meal futures as prices advanced as flooding and adverse weather in South America threatened to curtail grain exports. During June, gains were achieved in this sector from long sugar futures positions as poor growing conditions in Thailand, possible weather delays in the Brazilian harvest, and an expected supply shortfall next year helped lift prices higher.

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

Interest income on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account during each month is earned at the monthly average of the 4-week U.S. Treasury bill discount rate. Any interest earned on the Partnership’s and/or each Fund’s account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest income earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Interest income for the three and six months ended June 30, 2016 increased by $35,342 and $83,439, respectively, as compared to the corresponding periods in 2015. The increase in interest income is primarily due to higher 4-week U.S. Treasury bill discount rates along with additional interest income earned on U.S. Treasury bills during the three and six months ended June 30, 2016, as compared to the corresponding periods in 2015. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership and the Funds depends on (1) the average daily equity in the Partnership’s and the Funds’ accounts, (2) the amount of Treasury bills and/or money market mutual funds purchased by the Partnership and the Funds and (3) interest rates over which the Partnership/Funds and MS&Co. have no control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three and six months ended June 30, 2016 increased by $21,169 and $41,076, respectively, as compared to the corresponding periods in 2015. The increase in these clearing fees is primarily due to an increase in the number of direct trades made by the Partnership during the three and six months ended June 30, 2016, as compared to the corresponding periods in 2015.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. Ongoing selling agent fees for the three and six months ended June 30, 2016 decreased by $113,288 and $222,725, respectively, as compared to the corresponding periods in 2015. The decrease in ongoing selling agent fees is due to lower average net assets during the three and six months ended June 30, 2016, as compared to the corresponding periods in 2015.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. Management fees for the three and six months ended June 30, 2016 decreased by $86,569 and $176,472, respectively, as compared to the corresponding periods in 2015. The decrease in management fees is due to lower average net assets during the three and six months ended June 30, 2016, as compared to the corresponding periods in 2015, as well as reductions in monthly management fees paid to Centurion and SECOR effective January 1, 2016.

General Partner fees (formerly, administrative fees) are paid to the General Partner for administering the business and affairs of the Partnership including, among other things (i) selecting, appointing and terminating the Partnership’s commodity trading advisors, (ii) allocating and reallocating the Partnership’s assets among the commodity trading advisors and (iii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. General Partner fees for the three and six months ended June 30, 2016 decreased by $56,696 and $111,603, respectively, as compared to the corresponding periods in 2015. The decrease in General Partner fees is due to lower average net assets during the three and six months ended June 30, 2016, as compared to the corresponding periods in 2015.

Incentive fees paid by the Partnership to the Advisors are based on the new trading profits generated by each Advisor at the end of the quarter, as defined in the respective management agreements among the Partnership, the General Partner and each Advisor. Trading performance for the three and six months ended June 30, 2016 resulted in incentive fees in the amounts of $0 and $180,449, respectively, and compares with $14,893 and $767,146 for the corresponding periods in 2015. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

The General Partner is also paid an incentive fee payable annually equal to 5% of the Partnership’s overall New Trading Profits, as defined in the Partnership’s limited partnership agreement, earned in each calendar year. Trading performance for the three and six months ended June 30, 2016 did not result in any General Partner incentive fees, as compared to a reversal of $33,177 and $0 for the three and six months ended June 30, 2015.

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

As of June 30, 2016 and March 31, 2016, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	June 30, 2016		March 31, 2016
Cambridge	$23,949,509	30%	$25,934,432	29%
Centurion	9,059,947	12%	10,725,115	12%
Perella	18,280,401	23%	19,586,482	22%
SECOR	18,133,957	23%	21,619,732	24%
Willowbridge	9,137,164	12%	11,218,027	13%

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

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2016 and December 31, 2015, as applicable. As of June 30, 2016, the Partnership’s total capitalization was $78,560,978.

June 30, 2016
Market Sector	Value at Risk	% of Total Capitalization
Currencies	$14,328,319	18.24%
Energy	280,984	0.36
Grains	214,796	0.27
Indices	3,753,199	4.78
Interest Rates U.S.	680,696	0.87
Interest Rates Non-U.S.	1,036,677	1.32
Livestock	75,781	0.09
Metals	1,130,825	1.44
Softs	261,115	0.33

Total	$21,762,392	27.70%

As of December 31, 2015, the Partnership’s total capitalization was $94,328,641.

December 31, 2015
Market Sector	Value at Risk	% of Total Capitalization
Currencies	$19,821,484	21.02%
Energy	575,631	0.61
Grains	208,769	0.22
Indices	3,980,882	4.22
Interest Rates U.S.	1,350,575	1.43
Interest Rates Non-U.S.	1,709,108	1.81
Livestock	96,059	0.10
Metals	1,104,566	1.17
Softs	144,869	0.16

Total	$28,991,943	30.74%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments in the Funds by market category as of June 30, 2016 and December 31, 2015, and the highest, lowest and average values during the three months ended June 30, 2016 and the twelve months ended December 31, 2015. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of June 30, 2016, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

	June 30, 2016
				Three Months Ended June 30, 2016
Market Sector	Value at Risk	% of Total Capitalization		High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$429,746	0.55%		$1,645,208	$278,068	$1,156,502
Energy	6,732	0.01		279,994	6,732	75,834
Grains	37,180	0.05		111,210	24,750	53,717
Indices	1,475,013	1.88		3,170,859	1,391,309	2,018,172
Interest Rates U.S.	365,552	0.47		804,067	245,154	573,948
Interest Rates Non-U.S.	447,154	0.57		1,313,118	446,771	901,248
Livestock	1,980	0.00	**	19,800	-	2,420
Metals	72,782	0.09		182,710	62,024	103,888
Softs	3,417	0.00	**	13,160	-	1,139

Total	$2,839,556	3.62%

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

As of June 30, 2016, Cambridge Master’s total capital was $77,190,141. The Partnership owned approximately 31.8% of Cambridge Master. As of June 30, 2016, Cambridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Cambridge for trading) was as follows:

	June 30, 2016
			Three Months Ended June 30, 2016
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$36,013,969	46.66%	$40,764,247	$19,579,219	$27,023,361

Total	$36,013,969	46.66%

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

As of June 30, 2016, Willowbridge Master’s total capitalization was $389,064,437. The Partnership owned approximately 2.5% of Willowbridge Master. As of June 30, 2016, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:

	June 30, 2016
			Three Months Ended June 30, 2016
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$25,140,961	6.46%	$41,085,554	$19,334,303	$29,638,317
Interest Rates U.S.	3,289,253	0.85	10,384,050	-	1,933,444
Metals	1,294,700	0.33	4,595,831	-	431,567

Total	$29,724,914	7.64%

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

As of June 30, 2016, SECOR Master’s total capitalization was $47,919,375. The Partnership owned approximately 41.3% of SECOR Master. As of June 30, 2016, SECOR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to SECOR for trading) was as follows:

	June 30, 2016
			Three Months Ended June 30, 2016
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$4,400,985	9.18%	$8,551,518	$4,400,985	$6,160,406
Energy	664,048	1.39	701,923	272,638	553,845
Grains	430,062	0.90	615,560	358,413	429,524
Indices	5,516,188	11.51	8,646,311	3,472,804	6,830,577
Interest Rates U.S.	563,954	1.18	1,001,996	213,817	544,334
Interest Rates Non-U.S.	1,427,417	2.98	2,015,495	1,218,276	1,524,948
Livestock	178,695	0.37	236,610	107,168	185,075
Metals	2,483,476	5.18	4,453,106	1,683,412	2,074,688
Softs	623,968	1.30	696,841	135,485	394,672

Total	$16,288,793	33.99%

*    Average of month-end Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2016 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

MS&Co. is a wholly owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2015, 2014, 2013, 2012 and 2011. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2015 Audited Financial Statement.

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

On April 1, 2016, the California Attorney General’s Office filed an action against MS&Co. and certain affiliates in California state court styled California v. Morgan Stanley, et al., on behalf of California investors, including the California Public Employees’ Retirement System and the California Teachers’ Retirement System. The complaint alleges that MS&Co. made misrepresentations and omissions regarding residential mortgage-backed securities and notes issued by the Cheyne SIV (defined below), and asserts violations of the California False Claims Act and other state laws and seeks treble damages, civil penalties, disgorgement, and injunctive relief. On July 20, 2016, MS&Co. filed a demurrer.

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

On April 21, 2015, the Chicago Board Options Exchange, Incorporated (“CBOE”) and the CBOE Futures Exchange, LLC (“CFE”) filed statements of charges against MS&Co. in connection with trading by one of MS&Co.’s former traders of EEM options contracts that allegedly disrupted the final settlement price of the November 2012 VXEM futures. CBOE alleged that MS&Co. violated CBOE Rules 4.1, 4.2 and 4.7, Sections 9(a) and 10(b) of the Exchange Act, and Rule 10b-5 thereunder. CFE alleged that MS&Co. violated CFE Rules 608, 609 and 620. The matters were resolved on June 28, 2016 without any findings of fraud.

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

Civil Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. The defendants’ joint motions for partial summary judgment were denied on November 9, 2015. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $44 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $44 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al. An amended complaint, filed on June 10, 2010, alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $276 million. The complaint raises claims under both the federal securities laws and California law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $55 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $55 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $49 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $49 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $53 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $53 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. MS&Co. perfected its appeal from that decision on June 12, 2015. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $258 million, and the certificates had incurred actual losses of approximately $84 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $258 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $26 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $26 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Item lA.	Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended June 30, 2016, there were subscriptions for 26.8380 Class A Redeemable Units totaling $35,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used in the trading of commodity interests including futures contracts, options, forward and swap contracts.

The following chart sets forth the purchases of Limited Partner Redeemable Units by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2016 - April 30, 2016	2,496.8210	$1,304.11	N/A	N/A
May 1, 2016 - May 31, 2016	565.9940	$1,293.69	N/A	N/A
June 1, 2016 - June 30, 2016	3,019.4740	$1,302.60	N/A	N/A
	6,082.2890	$1,302.39

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

Item 3.	Defaults Upon Senior Securities — None.

Item 4.	Mine Safety Disclosures — Not Applicable.

Item 5.	Other Information — None.

Item 6.	Exhibits

3.1(a)	Certificate of Limited Partnership dated June 30, 2003 (filed as Exhibit 3.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(b)	Certificate of Amendment of the Certificate of Limited Partnership dated September 21, 2005 (filed as Exhibit 3.1(a) to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(c)	Certificate of Amendment of the Certificate of Limited Partnership dated September 19, 2008 (filed as Exhibit 3.1(c) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(d)	Certificate of Amendment of the Certificate of Limited Partnership dated September 28, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(e)	Certificate of Amendment of the Certificate of Limited Partnership dated June 29, 2010 (filed as Exhibit 3.1(e) to the Current Report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

(f)	Certificate of Amendment of the Certificate of Limited Partnership dated September 2, 2011 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on September 7, 2011 and incorporated herein by reference).

(g)	Certificate of Amendment of the Certificate of Limited Partnership dated August 7, 2013 (filed as Exhibit 3.1(g) to the Quarterly Report on Form 10-Q filed on August 14, 2013 and incorporated herein by reference).

3.2(a)	Fourth Amended and Restated Limited Partnership Agreement effective May 1, 2012 (filed as Exhibit 3.2 to the Annual Report on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

(b)	Amendment No. 1 to the Fourth Amended and Restated Limited Partnership Agreement (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on January 5, 2016 and incorporated herein by reference).

10.1	Form of Subscription Agreement (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on November 14, 2012 and incorporated herein by reference).

10.2

Amended and Restated Alternative Investment Selling Agent Agreement among the Partnership, the General Partner and Morgan Stanley Wealth Management effective October1, 2013 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 8, 2016 and incorporated herein by reference).

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

(c)

Letter from the General Partner to SECOR Capital Advisors, LP. extending the Management Agreement from June 30, 2015 to June 30, 2016 (filed as Exhibit 10.13(c) to the Annual Report on Form 10-K filed on March 28, 2016 and incorporated herein by reference).

10.8(a)

Amended and Restated Commodity Futures Customer Agreement between the Partnership and MS&Co., effective August 21, 2013 (filed as Exhibit 10.17 to the Quarterly Report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

(b)

U.S. Treasury Securities Purchase Authorization Agreement, between the Partnership and MS&Co., effective June 1, 2015 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 4, 2015 and incorporated herein by reference

10.9(a)

Management Agreement among the Partnership, the General Partner and Centurion Investment Management, LLC (filed as Exhibit 10.18 to the Quarterly Report on Form 10-Q filed on November 13, 2014 and incorporated herein by reference).

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

10.12

Management Agreement among the Partnership, the General Partner and Harbour Square Capital Management LLC (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 15, 2016 and incorporated herein by reference).

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

Date: August 11, 2016

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer & Director

Date: August 11, 2016