Form 10-Q
period 2016-09-30
EMERGING CTA PORTFOLIO LP
filed 2016-11-10
CIK 1269190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Yes -  No X

As of October 31, 2016, 55,877.0392 Limited Partnership Class A Redeemable Units were outstanding.

EMERGING CTA PORTFOLIO L.P.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Emerging CTA Portfolio L.P.

Statements of Financial Condition

(Unaudited)

	September 30, 2016	December 31, 2015
Assets:

Investment in the Funds(1), at fair value	$47,454,000	$62,285,375

Equity in trading account:
Investment in U.S. Treasury bills, at fair value (amortized cost $0 and $11,248,961 at September 30, 2016 and December 31, 2015, respectively)	-	11,248,588
Cash at MS&Co.	27,966,478	15,654,546
Cash margin	562,760	8,133,817
Net unrealized appreciation on open futures contracts	-	146,134

Total equity in trading account	28,529,238	35,183,085

Cash at bank	412	-
Interest receivable	4,176	2,130

Total assets	$75,987,826	$97,470,590

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$1,053,821	$-
Net unrealized depreciation on open forward contracts	-	678,352
Accrued expenses:
Ongoing selling agent fees	124,890	161,320
Management fees	90,417	127,306
General Partner fees	62,334	80,498
Incentive fees	110,217	-
Professional fees	132,974	194,123
Redemptions payable to Limited Partners	1,401,199	1,900,350

Total liabilities	2,975,852	3,141,949

Partners’ Capital:
General Partner, Class A, 652.4816 and 814.5646 Redeemable Units outstanding at September 30, 2016 and December 31, 2015, respectively	837,375	1,081,872
Limited Partners, Class A, 56,238.3462 and 70,207.4852 Redeemable Units outstanding at September 30, 2016 and December 31, 2015, respectively	72,174,599	93,246,769

Total partners’ capital (net asset value)	73,011,974	94,328,641

Total liabilities and partners’ capital	$75,987,826	$97,470,590

Net asset value per Redeemable Unit, Class A	$1,283.37	$1,328.16

(1) Defined in Note 1.

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.

Condensed Schedule of Investments

September 30, 2016

(Unaudited)

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	838	$(752,120)	(1.03)%

Total futures contracts purchased		(752,120)	(1.03)

Futures Contracts Sold
Energy	838	(301,701)	(0.41)

Total futures contracts sold		(301,701)	(0.41)

Net unrealized depreciation on open futures contracts		$(1,053,821)	(1.44)%

Investment in the Funds
SECOR Master Fund L.P.		$21,315,734	29.20%
Cambridge Master Fund L.P.		19,076,295	26.13
CMF Willowbridge Master Fund L.P.		7,061,971	9.67

Total Investment in the Funds		$47,454,000	65.00%

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.

Condensed Schedule of Investments

December 31, 2015

		Notional ($) / Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Indices		296	$336,594	0.36%
Interest Rates U.S.		466	(157,655)	(0.17)
Interest Rates Non-U.S.		2,635	(450,352)	(0.48)

Total futures contracts purchased			(271,413)	(0.29)

Futures Contracts Sold
Energy		86	3,720	0.00 **
Grains		53	29,813	0.03
Indices		446	(89,279)	(0.09)
Interest Rates U.S.		732	339,849	0.36
Interest Rates Non-U.S.		1,796	204,572	0.22
Metals		101	(71,128)	(0.08)

Total futures contracts sold			417,547	0.44

Net unrealized appreciation on open futures contracts			$146,134	0.15%

Unrealized Appreciation on Open Forward Contracts
Currencies		$8,038,416	$422,969	0.45%

Total unrealized appreciation on open forward contracts			422,969	0.45

Unrealized Depreciation on Open Forward Contracts
Currencies		$43,159,674	(1,101,321)	(1.17)

Total unrealized depreciation on open forward contracts			(1,101,321)	(1.17)

Net unrealized depreciation on open forward contracts			$(678,352)	(0.72)%

U.S. Government Securities

Face Amount	Maturity Date	Description	Fair Value	% of Partners’ Capital
$4,250,000	1/21/2016	U.S. Treasury bills, 0.19% * (Amortized cost of $4,249,372)	$4,249,721	4.51%
$7,000,000	3/3/2016	U.S. Treasury bills, 0.015% * (Amortized cost of $6,999,589)	6,998,867	7.42

Total U.S. Government Securities			$11,248,588	11.93%

Investment in the Funds
SECOR Master Fund L.P.			$22,981,374	24.36%
Cambridge Master Fund L.P.			24,376,553	25.84
CMF Willowbridge Master Fund L.P.			14,927,448	15.82

Total Investment in the Funds			$62,285,375	66.02%

* Liquid non-cash held as collateral.

** Due to rounding.

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2016	2015	2016	2015
Investment Income:
Interest income	$15,062	$3,431	$45,914	$4,492
Interest income allocated from the Funds	28,129	7,319	85,231	10,773

Total investment income	43,191	10,750	131,145	15,265

Expenses:
Expenses allocated from the Funds	93,809	127,288	328,791	566,516
Clearing fees related to direct investments	49,577	86,137	191,061	186,545
Ongoing selling agent fees	383,426	522,959	1,280,398	1,642,656
Management fees	280,933	406,464	950,260	1,252,263
General Partner fees	191,411	260,886	639,200	820,278
Incentive fees	110,217	667,285	290,666	1,434,431
General Partner incentive fees	-	37,394	-	37,394
Professional fees	107,399	150,986	328,032	410,545

Total expenses	1,216,772	2,259,399	4,008,408	6,350,628

Net investment loss	(1,173,581)	(2,248,649)	(3,877,263)	(6,335,363)

Trading Results:

Net gains (losses) on trading of commodity interests and investment in the Funds:
Net realized gains (losses) on closed contracts	2,123,836	(780,521)	1,293,168	(1,996,254)
Net realized gains (losses) on closed contracts allocated from the Funds	1,222,110	5,267,432	45,092	11,971,439
Net change in unrealized gains (losses) on open contracts	(1,509,556)	896,063	(504,134)	906,237
Net change in unrealized gains (losses) on open contracts allocated from the Funds	(1,815,328)	880,966	257,904	(3,157,042)

Total trading results	21,062	6,263,940	1,092,030	7,724,380

Net income (loss)	(1,152,519)	4,015,291	(2,785,233)	1,389,017
Subscriptions - Limited Partners	-	793,167	35,000	3,384,167
Redemptions - General Partner	-	(99,987)	(211,129)	(175,894)
Redemptions - Limited Partners	(4,396,485)	(3,843,712)	(18,355,305)	(17,299,878)

Net increase (decrease) in partners’ capital	(5,549,004)	864,759	(21,316,667)	(12,702,588)
Partners’ capital, beginning of period	78,560,978	101,060,645	94,328,641	114,627,992

Partners’ capital, end of period	$73,011,974	$101,925,404	$73,011,974	$101,925,404

Net asset value per Class A Redeemable Unit (56,890.8278 and 74,233.1518 Redeemable Units outstanding at September 30, 2016 and 2015, respectively)	$1,283.37	$1,373.04	$1,283.37	$1,373.04

Net income (loss) per Redeemable Unit, Class A*	$(19.23)	$52.69	$(44.79)	$18.74

Weighted average Class A Redeemable Units outstanding	59,230.3588	75,799.4413	64,634.9709	79,922.2321

*	Represents the change in net asset value per Redeemable Unit during the period.

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

Between December 1, 2003 (commencement of the offering period) and August 5, 2004, 20,872 units of limited partnership interest in the Partnership (“Redeemable Units”) were sold at $1,000 per Redeemable Unit. The proceeds of the initial offering were held in an escrow account until August 6, 2004, at which time they were remitted to the Partnership for trading. The Partnership privately and continuously offers Redeemable Units in the Partnership to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

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

As of September 1, 2011, the Partnership began offering three classes of limited partnership interests: Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units; each of which will be referred to as a “Class” and collectively referred to as the “Classes.” All Redeemable Units issued prior to September 1, 2011 were deemed “Class A Redeemable Units.” The rights, liabilities, risks, and fees associated with investment in the Class A Redeemable Units were not changed. Class A Redeemable Units and Class D Redeemable Units are available to taxable U.S. individuals and institutions, as well as U.S. tax exempt individuals and institutions. Class Z Redeemable Units are offered to certain employees of Morgan Stanley and its subsidiaries (and their family members). The Class of Redeemable Units that a limited partner of the Partnership receives upon subscription will generally depend upon the amount invested in the Partnership or the status of the limited partner, although the General Partner may determine to offer a particular Class of Redeemable Units to investors at its discretion. As of September 30, 2016, there were no Redeemable Units outstanding in Class D or Class Z.

All trading decisions are made for the Partnership by The Cambridge Strategy (Asset Management) Limited (“Cambridge”), Harbour Square Capital Management LLC (“Harbour Square”), SECOR Capital Advisors, LP (“SECOR”) and Willowbridge Associates Inc. (“Willowbridge”) (each, an “Advisor” and collectively, the “Advisors”), each of which is a registered commodity trading advisor. Effective September 30, 2016, Centurion Investment Management, LLC (“Centurion”) ceased to act as a commodity trading advisor to the Partnership. Effective July 31, 2016, Perella Weinberg Partners Capital Management LP (“Perella”) ceased to act as a commodity trading advisor to the Partnership. Effective September 30, 2015, Blackwater Capital Management, LLC (“Blackwater”) ceased to act as a commodity trading advisor to the Partnership. References herein to the “Advisors” may include, as relevant, Blackwater, Perella and Centurion. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through individually managed accounts, or indirectly, through investments in the Funds. In addition, the General Partner may allocate the Partnership’s assets to additional non-major trading advisors (i.e. commodity trading advisors intended to be allocated less than 10% of the Partnership’s assets). Information about advisors allocated less than 10% of the Partnership’s assets may not be disclosed. The General Partner may also allocate less than 10% of the Partnership’s assets to a new trading advisor or another trading program of a current Advisor. The Advisors are not affiliated with one another, are not affiliated with the General Partner or Morgan Stanley & Co. LLC (“MS&Co.”), and are not responsible for the organization or operation of the Partnership.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

During the reporting periods ended September 30, 2016 and 2015, the Partnership’s/Funds’ commodity broker was MS&Co., a registered futures commission merchant. The Partnership/Funds also deposit a portion of their cash in non-trading accounts at JPMorgan Chase Bank, N.A.

From May 12, 2014 until its termination effective September 30, 2016, the assets allocated to Centurion for trading had been traded directly pursuant to Centurion’s Short Term Systemic Strategy Program. From July 1, 2015 until its termination effective July 31, 2016, the assets allocated to Perella had been traded directly pursuant to a variation of the program traded by PWP Global Macro Master Fund L.P. On August 1, 2016, the Partnership allocated a portion of its assets to Harbour Square, which is managed and traded by Harbour Square pursuant to Harbour Square’s Discretionary Energy Program.

Cambridge Master Fund L.P. (“Cambridge Master”), CMF Willowbridge Master Fund L.P. (“Willowbridge Master”) and SECOR Master Fund L.P. (“SECOR Master”) (together with Cambridge Master and Willowbridge Master, the “Funds”) have entered into a futures account agreement with MS&Co. and commenced trading through accounts at MS&Co. PGM Master Fund L.P. (“PGM Master”) (prior to its liquidation on June 30, 2015) and Blackwater Master Fund L.P. (“Blackwater Master”) (prior to its liquidation on September 30, 2015) also entered into a futures brokerage account agreement with MS&Co. Cambridge Master has also, and PGM Master had, entered into a foreign exchange prime brokerage agreement with MS&Co. References to “Funds” included in this report may include, as relevant, PGM Master and Blackwater Master. The Partnership has also entered into a futures brokerage account agreement with MS&Co. The Partnership, directly and through its investment in the Funds, pays MS&Co. (or will reimburse MS&Co. if previously paid) its allocable share of all trading fees for the clearing and, where applicable, execution of transactions as well as exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”).

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

In July 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a master services agreement, the Administrator furnishes certain administrative, accounting, regulatory reporting, tax and other services as agreed from time to time. In addition, the Administrator maintains certain books and records of the Partnership. The cost of retaining the Administrator is allocated among the pools operated by the General Partner, including the Partnership.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

2.	Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2016, and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2016 and 2015. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2015. The December 31, 2015 information has been derived from the audited financial statements as of and for the year ended December 31, 2015.

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

Profit Allocation: The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no limited partner is liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions or redemptions and losses, if any.

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

Partnership’s Cash: The Partnership’s cash includes cash denominated in foreign currencies of $551,609 (cost of $534,532) and $472,794 (cost of $473,186) as of September 30, 2016 and December 31, 2015, respectively.

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

Investment Company Status: Effective January 1, 2014, the Partnership adopted Accounting Standards Update (“ASU”) 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on the General Partner’s assessment, the Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses and Changes in Partners’ Capital.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

Net Income (Loss) Per Redeemable Unit: Net income (loss) per Redeemable Unit is calculated in accordance with Accounting Standards Codification (“ASC”) 946, “Financial Services – Investment Companies.” See Note 3, “Financial Highlights.”

Fair Value of Financial Instruments: The carrying value of the assets and liabilities presented in the Statements of Financial Condition that qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 825, “Financial Instruments,” approximates the fair value due to the short term nature of such balances.

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

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the three and nine months ended September 30, 2016 and 2015 were as follows:

Class A

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$0.58	$82.33	$15.20	$97.91
Net investment loss	(19.81)	(29.64)	(59.99)	(79.17)

Increase (decrease) for the period	(19.23)	52.69	(44.79)	18.74
Net asset value per Redeemable Unit, beginning of period	1,302.60	1,320.35	1,328.16	1,354.30

Net asset value per Redeemable Unit, end of period	$1,283.37	$1,373.04	$1,283.37	$1,373.04

Ratios to Average Limited Partners’ Capital:**
Net investment loss ***	(5.7)%	(6.7)%	(6.1)%	(7.5)%

Operating expenses	5.8%	6.1%	5.9%	6.1%
Incentive fees	0.1%	0.7%	0.4%	1.4%

Total expenses	5.9%	6.8%	6.3%	7.5%

Total return:
Total return before incentive fees	(1.4)%	4.7%	(3.0)%	2.8%
Incentive fees	(0.1)%	(0.7)%	(0.4)%	(1.4)%

Total return after incentive fees	(1.5)%	4.0%	(3.4)%	1.4%

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

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses and Changes in Partners’ Capital. The Partnership also invests its assets through a “master/feeder” structure. The Partnership’s pro-rata share of the results of the Funds’ trading activities are shown in the Statements of Income and Expenses and Changes in Partners’ Capital.

The futures brokerage account agreements with MS&Co. give the Partnership and the Funds the legal right to net unrealized gains and losses on open futures, forward and option contracts in the Statements of Financial Condition. The Partnership and the Funds net, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts in the Statements of Financial Condition, as the criteria under ASC 210-20, “Balance Sheet,” have been met.

All of the commodity interests owned by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended September 30, 2016 and 2015 were 1,007 and 4,642, respectively. The monthly average number of futures contracts traded directly by the Partnership during the nine months ended September 30, 2016 and 2015 were 2,442 and 1,635, respectively. The monthly average number of option contracts traded directly by the Partnership during the three months ended September 30, 2016 and 2015 were 0. The monthly average number of option contracts traded directly by the Partnership during the nine months ended September 30, 2016 and 2015 were 0 and 134, respectively. The monthly average notional value of currency forward contracts traded directly by the Partnership during the three months ended September 30, 2016 and 2015 were $10,650,973 and $43,161,514, respectively. The monthly average notional value of currency forward contracts traded directly by the Partnership during the nine months ended September 30, 2016 and 2015 were $20,069,124 and $14,387,171, respectively.

Trading and transaction fees are based on the number of trades executed by the Advisors and the Partnership’s percentage ownership of each respective Fund. All clearing fees paid to MS&Co. are borne directly by the Partnership for its direct trading and also by the Funds, which are then allocated to the Funds’ limited partners, including the Partnership.

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of September 30, 2016 and December 31, 2015, respectively.

				Gross Amounts Not Offset in the Statements of Financial Condition
September 30, 2016	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount

Liabilities
Futures	$(1,053,821)	$-	$(1,053,821)	$-	$-	$(1,053,821)

Total liabilities	$(1,053,821)	$-	$(1,053,821)	$-	$-	$(1,053,821)

Net fair value						$(1,053,821)	*

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

				Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2015	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount

Assets
Futures	$1,789,359	$(1,643,225)	$146,134	$-	$-	$146,134
Forwards	422,969	(422,969)	-	-	-	-

Total assets	$2,212,328	$(2,066,194)	$146,134	$-	$-	$146,134

Liabilities
Futures	$(1,643,225)	$1,643,225	$-	$-	$-	$-
Forwards	(1,101,321)	422,969	(678,352)	-	-	(678,352)

Total liabilities	$(2,744,546)	$2,066,194	$(678,352)	$-	$-	$(678,352)

Net fair value						$(532,218)	*

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

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts held directly by the Partnership as separate assets and liabilities as of September 30, 2016 and December 31, 2015, respectively.

Liabilities	September 30, 2016
Futures Contracts
Energy	$(1,053,821)

Total unrealized depreciation on open futures contracts	(1,053,821)

Net unrealized depreciation on open futures contracts	$(1,053,821)	*

*	This amount is in “Net unrealized depreciation on open futures contracts” in the Statements of Financial Condition.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

Assets	December 31, 2015
Futures Contracts
Energy	$3,720
Grains	29,813
Indices	793,699
Interest Rates U.S.	339,849
Interest Rates Non-U.S.	607,581
Metals	14,697

Total unrealized appreciation on open futures contracts	1,789,359

Liabilities
Futures Contracts
Indices	(546,384)
Interest Rates U.S.	(157,655)
Interest Rates Non-U.S.	(853,361)
Metals	(85,825)

Total unrealized depreciation on open futures contracts	(1,643,225)

Net unrealized appreciation on open futures contracts	$146,134	*

Assets
Forward Contracts
Currencies	$422,969

Total unrealized appreciation on open forward contracts	422,969

Liabilities
Forward Contracts
Currencies	(1,101,321)

Total unrealized depreciation on open forward contracts	(1,101,321)

Net unrealized depreciation on open forward contracts	$(678,352)	**

*   This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**This amount is in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three and nine months ended September 30, 2016 and 2015, respectively.

	Three Months Ended September 30,				Nine Months Ended September 30,
Sector	2016		2015		2016		2015
Currencies	$(238,131)		$(340,240)		$265,224		$(374,323)
Energy	756,538		(28,528)		813,101		(1,107,157)
Grains	127,735		(167,058)		82,116		(148,711)
Indices	143,193		204,963		225,290		(65,052)
Interest Rates U.S.	51,632		(155,700)		(1,260,625)		(107,170)
Interest Rates Non-U.S.	(200,649)		429,943		1,172,216		619,140
Livestock	(457)		18,211		(42)		241
Metals	(25,213)		167,492		(502,891)		120,947
Softs	(368)		(13,541)		(5,355)		(27,932)

Total	$614,280	***	$115,542	***	$789,034	***	$(1,090,017)	***

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

The Partnership and the Funds consider prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of the U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by broker quotes or pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of September 30, 2016 and December 31, 2015 and for the periods ended September 30, 2016 and 2015, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

September 30, 2016	Total	Level 1	Level 2	Level 3

Liabilities
Futures	$1,053,821	$1,053,821	$-	$-

Total liabilities	$1,053,821	$1,053,821	$-	$-

December 31, 2015	Total	Level 1	Level 2	Level 3

Assets
U.S. Treasury bills	$11,248,588	$-	$11,248,588	$-
Futures	1,789,359	1,789,359	-	-
Forwards	422,969	-	422,969	-

Total assets	$13,460,916	$1,789,359	$11,671,557	$-

Liabilities
Futures	$1,643,225	$1,643,225	$-	$-
Forwards	1,101,321	-	1,101,321	-

Total liabilities	$2,744,546	$1,643,225	$1,101,321	$-

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

6.	Investment in the Funds:

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

On September 1, 2014, the assets allocated to Perella for trading were invested in PGM Master, a limited partnership organized under the partnership laws of the State of Delaware. The Partnership invested in PGM Master with cash equal to $10,500,000. Effective June 30, 2015, the Partnership fully redeemed its investment in PGM Master for cash equal to $21,222,368 and open commodity futures and forward contracts with a fair value of $(608,710). The Partnership also assumed PGM Master’s liabilities totaling $82,054 in the same transaction. From July 1, 2015 until its termination effective July 31, 2016, Perella traded the assets allocated to it directly in a managed account in the Partnership’s name.

The General Partner is not aware of any other material changes to any of the trading programs discussed above during the fiscal quarter ended September 30, 2016.

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

Management fees, General Partner fees, ongoing selling agent fees and incentive fees are charged at the Partnership level. All clearing fees are borne by the Partnership directly or by the Funds and allocated to the Funds’ limited partners, including the Partnership. Professional fees are borne by the Funds and allocated to the Partnership, and also charged directly at the Partnership level.

At September 30, 2016, the Partnership owned approximately 1.9% of Willowbridge Master, 48.1% of SECOR Master and 26.4% of Cambridge Master. At December 31, 2015, the Partnership owned approximately 4.3% of Willowbridge Master, 45.5% of SECOR Master and 40.8% of Cambridge Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same as they would be if the Partnership traded directly and the redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and partners’ capital of the Funds is shown in the following tables:

	September 30, 2016
	Total Assets	Total Liabilities	Total Partners’ Capital
SECOR Master	$44,664,982	$380,450	$44,284,532
Cambridge Master	73,304,043	959,204	72,344,839
Willowbridge Master	371,349,533	762,132	370,587,401
	December 31, 2015
	Total Assets	Total Liabilities	Total Partners’ Capital
SECOR Master	$50,962,450	$464,928	$50,497,522
Cambridge Master	59,992,404	282,482	59,709,922
Willowbridge Master	351,368,221	2,668,272	348,699,949

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables.

	For the three months ended September 30, 2016
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
SECOR Master	$(50,084)	$2,380,570	$2,330,486
Cambridge Master	(3,827)	(5,491,999)	(5,495,826)
Willowbridge Master	(38,070)	(8,182,932)	(8,221,002)

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

	For the nine months ended September 30, 2016
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
SECOR Master	$(195,808)	$2,774,132	$2,578,324
Cambridge Master	3,746	(2,913,416)	(2,909,670)
Willowbridge Master	(222,525)	(18,740,739)	(18,963,264)

	For the three months ended September 30, 2015
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Blackwater Master	$(16,617)	$297,125	$280,508
SECOR Master	(83,257)	3,610,700	3,527,443
Cambridge Master	(22,085)	5,593,830	5,571,745
Willowbridge Master	(145,834)	28,756,543	28,610,709

	For the nine months ended September 30, 2015
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Blackwater Master	$(39,750)	$87,198	$47,448
SECOR Master	(304,487)	6,168,503	5,864,016
Cambridge Master	(76,460)	8,794,035	8,717,575
Willowbridge Master	(636,638)	15,134,368	14,497,730
PGM Master	(136,430)	(923,314)	(1,059,744)

Summarized information reflecting the Partnership’s investments in, and the Partnership’s pro-rata share of the results of operations of, the Funds is shown in the following tables.

	September 30, 2016		For the three months ended September 30, 2016				Investment Objective	Redemptions Permitted
Funds	% of Partners’ Capital	Fair Value	Income (Loss)	Expenses		Net Income (Loss)
				Clearing Fees	Professional Fees

SECOR Master	29.20%	$21,315,734	$1,106,480	$63,915	$9,162	$1,033,403	Commodity Portfolio	Monthly
Cambridge Master	26.13%	19,076,295	(1,497,401)	9,041	5,442	(1,511,884)	Commodity Portfolio	Monthly
Willowbridge Master	9.67%	7,061,971	(174,168)	5,808	441	(180,417)	Commodity Portfolio	Monthly

Total		$47,454,000	$(565,089)	$78,764	$15,045	$(658,898)

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

	September 30, 2016		For the nine months ended September 30, 2016
	% of			Expenses		Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Income (Loss)	Investment Objective	Redemptions Permitted

SECOR Master	29.20%	$21,315,734	$1,348,719	$238,343	$26,215	$1,084,161	Commodity Portfolio	Monthly
Cambridge Master	26.13%	19,076,295	(537,484)	21,722	19,078	(578,284)	Commodity Portfolio	Monthly
Willowbridge Master	9.67%	7,061,971	(423,008)	21,782	1,651	(446,441)	Commodity Portfolio	Monthly

Total		$47,454,000	$388,227	$281,847	$46,944	$59,436

	December 31, 2015		For the three months ended September 30, 2015
	% of			Expenses		Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Income (Loss)	Investment Objective	Redemptions Permitted

Blackwater Master	-	$-	$70,025	$1,307	$4,326	$64,392	Commodity Portfolio	Monthly
SECOR Master	24.36%	22,981,374	1,749,282	80,436	9,276	1,659,570	Commodity Portfolio	Monthly
Cambridge Master	25.84%	24,376,553	3,619,120	12,234	15,105	3,591,781	Commodity Portfolio	Monthly
Willowbridge Master	15.82%	14,927,448	717,290	4,009	595	712,686	Commodity Portfolio	Monthly

Total		$62,285,375	$6,155,717	$97,986	$29,302	$6,028,429

	December 31, 2015		For the nine months ended September 30, 2015
	% of			Expenses		Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Income (Loss)	Investment Objective	Redemptions Permitted

Blackwater Master (a)	-	$-	$73,712	$3,762	$10,276	$59,674	Commodity Portfolio	Monthly
SECOR Master	24.36%	22,981,374	3,398,201	273,133	39,422	3,085,646	Commodity Portfolio	Monthly
Cambridge Master	25.84%	24,376,553	5,700,537	34,702	48,446	5,617,389	Commodity Portfolio	Monthly
Willowbridge Master	15.82%	14,927,448	575,206	17,250	2,267	555,689	Commodity Portfolio	Monthly
PGM Master(b)	-	-	(922,486)	75,206	62,052	(1,059,744)	Commodity Portfolio	Monthly

Total		$62,285,375	$8,825,170	$404,053	$162,463	$8,258,654

(a)	From January 1, 2015 through September 30, 2015, the date the Partnership fully redeemed its interest in Blackwater Master.

(b)	From January 1, 2015 through June 30, 2015, the date the Partnership fully redeemed its interest in PGM Master.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

7.	Financial Instrument Risks:

In the normal course of business, the Partnership and the Funds are party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include futures, forwards, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, swap and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 49.8% to 70.3% of the Partnership’s/Funds’ contracts are traded OTC.

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

London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Partnership and the Funds are cash settled based on prompt dates published by the LME. Variation margin may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and net change in unrealized gains (losses) on metal contracts are included in the Partnership’s/Funds’ Statements of Income and Expenses and Changes in Partners’ Capital.

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

The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and has determined that, other than the event listed below, there were no subsequent events requiring adjustment to or disclosure in the financial statements.

On October 1, 2016, the Partnership allocated a portion of its assets to Independent View BV (“Independent View”), which is managed and traded by Independent View pursuant to Independent View’s IV Quantitative Futures Fund Program.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Funds, (ii) equity in trading account, consisting of cash at MS&Co. and cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills at fair value, if applicable, (iii) cash at bank and (iv) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments and investment in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2016.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by net realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2016, Partnership capital decreased 22.6% from $94,328,641 to $73,011,974. This decrease was attributable to redemptions of 13,995.9770 Class A limited partner Redeemable Units totaling $18,355,305 and redemptions of 162.0830 Class A General Partner Redeemable Units totaling $211,129, coupled with a net loss of $2,785,233, which was partially offset by subscriptions for 26.8380 Class A limited partner Redeemable Units totaling $35,000. Future redemptions can impact the amount of funds available for investment in subsequent periods.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. The General Partner believes that the estimates utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s significant accounting policies are described in detail in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” of the Financial Statements.

The Partnership and the Funds record all investments at fair value in their financial statements, with changes in fair value reported as a component of net realized gains (losses) and net change in unrealized gains (losses) in the Statements of Income and Expenses and Changes in Partners’ Capital.

Results of Operations

During the Partnership’s third quarter of 2016, the net asset value per Class A Redeemable Unit decreased 1.5% from $1,302.60 to $1,283.37, as compared to an increase of 4.0% in the third quarter of 2015. The Partnership experienced a net trading gain before fees and expenses in the third quarter of 2016 of $21,062. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy, grains, livestock, softs and indices, and were partially offset by losses in currencies, U.S. and non-U.S. interest rates and metals. The Partnership experienced a net trading gain before fees and expenses in the third quarter of 2015 of $6,263,940. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy, indices, U.S. and non-U.S. interest rates, livestock and metals, and were partially offset by losses in grains.

The most significant losses were incurred within the currency sector during July from short positions in the Indian rupee versus the U.S. dollar as the demand for assets in emerging markets picked up amid optimism the U.K.’s vote to exit the European Union will not have a lasting effect on South Asian markets. During August, losses in this sector were recorded from long positions in the Malaysian ringgit, South African rand, and Taiwan dollar versus the U.S. dollar as the relative value of the U.S. dollar strengthened amid investor speculation that the U.S. Federal Reserve (“Fed”) may tighten monetary policy. Within the global interest rate sector, losses were recorded during July from short positions in British fixed income futures as prices advanced as continued uncertainty surrounding the economic and political fallout following the U.K.’s vote to leave the European Union increased demand for the relative “safety” of government debt. In the metals complex, losses were incurred during August from long futures positions in industrial metals as prices moved lower due to weakening Chinese demand and a stronger U.S. dollar. During September losses were incurred in this sector from short copper futures positions as prices rose. The Partnership’s losses for the quarter were partially offset by gains achieved within the global stock index sector from long global equity index futures positions as prices rose amid positive U.S. economic data and as investor’s immediate fears created by the U.K.’s decision to leave the European Union subsided. Within the energy complex, gains were recorded during July from short futures positions in crude oil as an increase in the U.S. rig count and growing inventories continued to pressure prices lower. Within the agricultural markets, gains were experienced during August from short positions in wheat and corn futures as prices moved lower as positive weather conditions in the world’s grain growing regions added to a global supply glut. Additional gains were achieved in the agriculturals during September from long positions in sugar futures as prices moved higher due to unfavorable growing conditions threatening crop yields in Brazil and India, the world’s largest sugar cane growers.

During the Partnership’s nine months ended September 30, 2016, the net asset value per Class A Redeemable Unit decreased 3.4% from $1,328.16 to $1,283.37, as compared to an increase of 1.4% in the nine months ended September 30, 2015. The Partnership experienced a net trading gain before fees and expenses in the nine months ended September 30, 2016 of $1,092,030. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy, grains, non-U.S. interest rates, livestock, softs and indices, and were partially offset by losses in currencies, U.S. interest rates and metals. The Partnership experienced a net trading gain before fees and expenses in the nine months ended September 30, 2015 of $7,724,380. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, indices, U.S. and non-U.S. interest rates, livestock and metals, and were partially offset by losses in energy, grains and softs.

The most significant losses were recorded within the currency sector primarily during May from long positions in the Thai baht and South African rand versus the U.S. dollar as the relative value of the dollar rallied amid increased speculation of a June interest rate hike by the U.S. Federal Reserve. Losses in currencies during July were from short positions in the Indian rupee versus the U.S. dollar as the demand for assets in emerging markets picked up amid optimism the U.K.’s vote to exit the European Union will not have a lasting effect on South Asian markets. During August, losses in this sector were recorded from long positions in the Malaysian ringgit, South African rand, and Taiwan dollar versus the U.S. dollar. Within the metals complex, losses were incurred during February and March from short base metals futures positions as prices rose on optimism that demand would improve in China after the government signaled increased support for the economy through higher spending and measures to boost lending. During April, additional losses in this sector were experienced from short silver futures positions as prices rose as a decrease in the value of U.S. dollar spurred investor demand for precious metals. Losses were incurred during August from long futures positions in industrial metals as prices moved lower due to weakening Chinese demand and a stronger U.S. dollar. During September losses were recorded in this sector from short copper futures positions as prices rose after Chinese reports fueled speculation that demand for copper was increasing, while stockpiles decreased. The Partnership’s losses for the first nine months of the year were partially offset by gains achieved within the global interest rates sector during January and May from long Canadian bond futures positions as prices increased amid speculation that a decrease in oil revenue in Canada would delay future government interest rate increases. During June, additional gains were achieved within the this sector from long positions in European and U.S. fixed income futures as prices advanced as uncertainty surrounding the economic and political fallout following the U.K.’s vote to leave the European Union increased demand for the relative “safety” of government debt. Within the agricultural sector, gains were recorded during May from long positions in soybean and soybean meal futures as prices advanced as flooding and adverse weather in South America threatened to curtail grain exports. During June, gains were achieved in this sector from long sugar futures positions as poor growing conditions in Thailand, possible weather delays in the Brazilian harvest, and an expected supply shortfall next year helped lift prices higher. Gains were experienced during August from short positions in wheat and corn futures as prices moved lower as positive weather conditions in the world’s grain growing regions added to a global supply glut. Additional gains were achieved in the agriculturals during September from long positions in sugar futures as prices moved higher. Within the global stock index sector, gains were achieved primarily during July from long global equity index futures positions as prices rose amid positive U.S. economic data and as investor’s immediate fears created by the U.K.’s decision to leave the European Union subsided.

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

Interest income on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account during each month is earned at the monthly average of the 4-week U.S. Treasury bill discount rate. Any interest earned on the Partnership’s and/or each Fund’s account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest income earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Interest income for the three and nine months ended September 30, 2016 increased by $32,441 and $115,880, respectively, as compared to the corresponding periods in 2015. The increase in interest income is primarily due to higher 4-week U.S. Treasury bill discount rates along with additional interest income earned on U.S. Treasury bills during the three and nine months ended September 30, 2016, as compared to the corresponding periods in 2015. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s and/or the Funds’ accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities purchased by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds nor MS&Co. has control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three months ended September 30, 2016 decreased by $36,560, as compared to the corresponding period in 2015. The decrease in these clearing fees is primarily due to a decrease in the number of direct trades made by the Partnership during the three months ended September 30, 2016, as compared to the corresponding period in 2015. Clearing fees related to direct investments for the nine months ended September 30, 2016 increased by $4,516, as compared to the corresponding period in 2015. The increase in these clearing fees is primarily due to an increase in the number of trades for nine months ended September 30, 2016, as compared to the corresponding period in 2015.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. Ongoing selling agent fees for the three and nine months ended September 30, 2016 decreased by $139,533 and $362,258, respectively, as compared to the corresponding periods in 2015. The decrease in ongoing selling agent fees is due to lower average net assets during the three and nine months ended September 30, 2016, as compared to the corresponding periods in 2015.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. Management fees for the three and nine months ended September 30, 2016 decreased by $125,531 and $302,003, respectively, as compared to the corresponding periods in 2015. The decrease in management fees is due to lower average net assets during the three and nine months ended September 30, 2016, as compared to the corresponding periods in 2015, as well as reductions in monthly management fees paid to Centurion and SECOR effective January 1, 2016.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things (i) selecting, appointing and terminating the Partnership’s commodity trading advisors, (ii) allocating and reallocating the Partnership’s assets among the commodity trading advisors and (iii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. General Partner fees for the three and nine months ended September 30, 2016 decreased by $69,475 and $181,078, respectively, as compared to the corresponding periods in 2015. The decrease in General Partner fees is due to lower average net assets during the three and nine months ended September 30, 2016, as compared to the corresponding periods in 2015.

Incentive fees paid by the Partnership to the Advisors are based on the new trading profits generated by each Advisor at the end of the quarter, as defined in the respective management agreements among the Partnership, the General Partner and each Advisor. Trading performance for the three and nine months ended September 30, 2016 resulted in incentive fees in the amounts of $110,217 and $290,666. Trading performance for the three months and nine months ended September 30, 2015 resulted in incentive fees of $667,285 and $1,434,431, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

The General Partner is also paid an incentive fee payable annually equal to 5% of the Partnership’s overall New Trading Profits, as defined in the Partnership’s limited partnership agreement, earned in each calendar year. Trading performance for the three and nine months ended September 30, 2016 did not result in any General Partner incentive fees, as compared to General Partner incentive fees in the amount of $37,394 for the three and nine months ended September 30, 2015.

In allocating the assets of the Partnership among the Advisors, the General Partner considers, among other factors, the background of the Advisors’ principals, as well as the Advisors’ trading styles, strategies and markets traded, expected volatility, trading results (to the extent available) and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

As of September 30, 2016 and June 30, 2016, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	September 30, 2016*		June 30, 2016
Cambridge	$18,996,055	26%	$23,949,509	30%
Centurion	7,312,713	10%	9,059,947	12%
Harbour Square	18,447,160	25%	-	0%
Perella	-	0%	18,280,401	23%
SECOR	21,220,961	29%	18,133,957	23%
Willowbridge	7,035,085	10%	9,137,164	12%

* Amounts presented are prior to Centurion’s termination effective September 30, 2016.

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

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2016 and December 31, 2015, as applicable. As of September 30, 2016, the Partnership’s total capitalization was $73,011,974.

September 30, 2016
Market Sector	Value at Risk	% of Total Capitalization
Currencies	$13,319,234	18.24%
Energy	856,218	1.17
Grains	255,074	0.35
Indices	3,655,138	5.01
Interest Rates U.S.	259,361	0.36
Interest Rates Non-U.S.	589,826	0.81
Livestock	55,034	0.07
Metals	1,371,732	1.88
Softs	201,184	0.27

Total	$20,562,801	28.16%

As of December 31, 2015, the Partnership’s total capitalization was $94,328,641.

December 31, 2015
Market Sector	Value at Risk	% of Total Capitalization
Currencies	$19,821,484	21.02%
Energy	575,631	0.61
Grains	208,769	0.22
Indices	3,980,882	4.22
Interest Rates U.S.	1,350,575	1.43
Interest Rates Non-U.S.	1,709,108	1.81
Livestock	96,059	0.10
Metals	1,104,566	1.17
Softs	144,869	0.16

Total	$28,991,943	30.74%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments in the Funds by market category as of September 30, 2016 and December 31, 2015, and the highest, lowest and average values during the three months ended September 30, 2016 and the twelve months ended December 31, 2015. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of September 30, 2016 and December 31, 2015, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

	September 30, 2016
			Three Months Ended September 30, 2016
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$562,760	0.77%	$727,540	$-	$347,050

Total	$562,760	0.77%

* Average of month-end Values at Risk.

	December 31, 2015
			Twelve Months Ended December 31, 2015
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$3,559,859	3.77%	$4,487,543	$4,857	$1,438,489
Energy	378,400	0.40	1,289,713	2,200	381,046
Grains	58,300	0.06	268,691	1,650	33,309
Indices	1,751,429	1.86	4,672,882	6,433	1,431,077
Interest Rates U.S.	920,928	0.98	963,717	990	373,329
Interest Rates Non-U.S.	1,088,316	1.15	1,322,437	1,216	411,728
Metals	376,585	0.40	444,235	4,400	86,274

Total	$8,133,817	8.62%

* Annual average of month-end Values at Risk.

As of September 30, 2016, Cambridge Master’s total capital was $72,344,839. The Partnership owned approximately 26.4% of Cambridge Master. As of September 30, 2016, Cambridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Cambridge for trading) was as follows:

	September 30, 2016
			Three Months Ended September 30, 2016
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$39,523,300	54.63%	$44,182,579	$25,308,351	$37,395,914

Total	$39,523,300	54.63%

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

As of September 30, 2016, Willowbridge Master’s total capitalization was $370,587,401. The Partnership owned approximately 1.9% of Willowbridge Master. As of September 30, 2016, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:

	September 30, 2016
			Three Months Ended September 30, 2016
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$8,786,325	2.37%	$22,899,369	$147,470	$9,328,841
Energy	2,464,000	0.66	6,593,467	-	2,647,703
Interest Rates U.S.	1,552,320	0.42	6,575,525	755,326	2,442,517

Total	$12,802,645	3.45%

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

As of September 30, 2016, SECOR Master’s total capitalization was $44,284,532. The Partnership owned approximately 48.1% of SECOR Master. As of September 30, 2016, SECOR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to SECOR for trading) was as follows:

	September 30, 2016
			Three Months Ended September 30, 2016
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$5,673,120	12.81%	$6,963,790	$3,785,502	$5,396,276
Energy	512,171	1.16	738,344	255,991	513,814
Grains	529,975	1.20	584,441	360,306	517,251
Indices	7,594,400	17.15	7,817,040	5,560,710	7,223,771
Interest Rates U.S.	477,422	1.08	761,310	94,446	436,843
Interest Rates Non-U.S.	1,225,501	2.77	1,655,783	716,666	1,168,254
Livestock	114,345	0.26	327,195	114,345	187,688
Metals	2,850,092	6.44	3,504,978	2,253,707	3,026,921
Softs	418,007	0.94	560,891	229,628	363,247

Total	$19,395,033	43.81%

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2016 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

MS&Co. is a wholly owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2015, 2014, 2013, 2012 and 2011. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. Please refer to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2015 Audited Financial Statement.

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

Regulatory and Governmental Matters

MS&Co. has received subpoenas and requests for information from certain federal and state regulatory and governmental entities, including among others various members of the RMBS Working Group of the Financial Fraud Enforcement Task Force, such as the United States Department of Justice, Civil Division and several state Attorney General’s Offices, concerning the origination, financing, purchase, securitization and servicing of subprime and non-subprime residential mortgages and related matters such as residential mortgage-backed securities (“RMBS”), collateralized debt obligations (“CDOs”), structured investment vehicles (“SIVs”) and credit default swaps backed by or referencing mortgage pass-through certificates. These matters, some of which are in advanced stages, include, but are not limited to, investigations related to MS&Co.’s due diligence on the loans that it purchased for securitization, MS&Co.’s communications with ratings agencies, MS&Co.’s disclosures to investors, and MS&Co.’s handling of servicing and foreclosure related issues.

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

On April 1, 2016, the California Attorney General’s Office filed an action against MS&Co. and certain affiliates in California state court styled California v. Morgan Stanley, et al., on behalf of California investors, including the California Public Employees’ Retirement System and the California Teachers’ Retirement System. The complaint alleges that MS&Co. made misrepresentations and omissions regarding residential mortgage-backed securities and notes issued by the Cheyne SIV (defined below), and asserts violations of the California False Claims Act and other state laws and seeks treble damages, civil penalties, disgorgement, and injunctive relief. On July 20, 2016, MS&Co. filed a demurrer, which was granted on September 30, 2016. On October 21, 2016, the California Attorney General filed an amended complaint.

In October 2014, the Illinois Attorney General’s Office (“ILAG”) sent a letter to MS&Co. alleging that MS&Co. knowingly made misrepresentations related to RMBS purchased by certain pension funds affiliated with the State of Illinois and demanding that MS&Co. pay ILAG approximately $88 million. MS&Co. and ILAG reached an agreement to resolve the matter on February 10, 2016.

On January 13, 2015, the New York Attorney General’s Office (“NYAG”), which is also a member of the RMBS Working Group, indicated that it intended to file a lawsuit related to approximately 30 subprime securitizations sponsored by MS&Co. NYAG indicated that the lawsuit would allege that MS&Co. misrepresented or omitted material information related to the due diligence, underwriting and valuation of the loans in the securitizations and the properties securing them and indicated that its lawsuit would be brought under the Martin Act. MS&Co. and NYAG reached an agreement to resolve the matter on February 10, 2016.

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

On June 18, 2015, MS&Co. entered into a settlement with the SEC and paid a fine of $500,000 as part of the Municipalities Continuing Disclosure Cooperation Initiative to resolve allegations that MS&Co. failed to form a reasonable basis through adequate due diligence for believing the truthfulness of the assertions by issuers and/or obligors regarding their compliance with previous continuing disclosure undertakings pursuant to Rule 15c2-12 under the Exchange Act in connection with offerings in which MS&Co. acted as senior or sole underwriter.

On August 6, 2015, MS&Co. consented to and became the subject of an order by the CFTC to resolve allegations that MS&Co. violated CFTC Regulation 22.9(a) by failing to hold sufficient U.S. dollars in cleared swap segregated accounts in the United States to meet all U.S. dollar obligations to cleared swaps customers. Specifically, the CFTC found that while MS&Co. at all times held sufficient funds in segregation to cover its obligations to its customers, on certain days during 2013 and 2014, it held currencies, such as euros, instead of U.S. dollars, to meet its U.S. dollar obligations. In addition, the CFTC found that MS&Co. violated CFTC Regulation 166.3 by failing to have in place adequate procedures to ensure that it complied with CFTC Regulation 22.9(a). Without admitting or denying the findings or conclusions and without adjudication of any issue of law or fact, MS&Co. accepted and consented to the entry of findings, the imposition of a cease and desist order, a civil monetary penalty of $300,000, and undertakings related to public statements, cooperation, and payment of the monetary penalty.

Civil Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. The defendants’ joint motions for partial summary judgment were denied on November 9, 2015. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $43 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $43 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al. An amended complaint, filed on June 10, 2010, alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $276 million. The complaint raises claims under both the federal securities laws and California law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $52 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $55 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $48 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $48 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $52 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $52 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. MS&Co. perfected its appeal from that decision on June 12, 2015. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $252 million, and the certificates had incurred actual losses of approximately $85 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $252 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $26 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $26 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Settled Civil Litigation

On August 25, 2008, MS&Co. and two ratings agencies were named as defendants in a purported class action related to securities issued by a structured investment vehicle called Cheyne Finance PLC and Cheyne Finance LLC (together, the “Cheyne SIV”). The case was styled Abu Dhabi Commercial Bank, et al. v. Morgan Stanley & Co. Inc., et al. The complaint alleged, among other things, that the ratings assigned to the securities issued by the Cheyne SIV were false and misleading, including because the ratings did not accurately reflect the risks associated with the subprime residential mortgage-backed securities held by the Cheyne SIV. The plaintiffs asserted allegations of aiding and abetting fraud and negligent misrepresentation relating to approximately $852 million of securities issued by the Cheyne SIV. On April 24, 2013, the parties reached an agreement to settle the case, and on April 26, 2013, the court dismissed the action with prejudice.

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

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against MS&Co. and/or its affiliates and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints asserted claims on behalf of certain clients of plaintiff’s affiliates and alleged that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. and/or its affiliates or sold to plaintiff’s affiliates’ clients by MS&Co. and/or its affiliates in the two matters was approximately $263 million. On February 11, 2014, the parties entered into an agreement to settle the litigation. On February 20, 2014, the court dismissed the action.

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

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against MS&Co. in the Supreme Court of NY, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011, and alleged that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to the plaintiffs by MS&Co. was approximately $104 million. The complaint raised common law claims of fraud, fraudulent inducement, aiding and abetting fraud, and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with the plaintiffs’ purchases of such certificates. On January 16, 2015, the parties reached an agreement to settle the litigation.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleged that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co. was approximately $153 million. On June 8, 2015, the parties reached an agreement to settle the litigation.

On September 2, 2011, the Federal Housing Finance Agency, as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including MS&Co. and certain affiliates. A complaint against MS&Co. and certain affiliates and other defendants was filed in the Supreme Court of NY, styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleged that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raised claims under federal and state securities laws and common law and sought, among other things, rescission and compensatory and punitive damages. On February 7, 2014, the parties entered into an agreement to settle the litigation. On February 20, 2014, the court dismissed the action.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY, styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012, and alleged that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten, and/or sold by MS&Co. was approximately $758 million. The amended complaint raised common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and sought, among other things, rescission, compensatory, and/or rescissionary damages, as well as punitive damages, associated with the plaintiffs’ purchases of such certificates. On April 11, 2014, the parties entered into a settlement agreement.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey, styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. On October 16, 2012, plaintiffs filed an amended complaint. The amended complaint alleged that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. was approximately $1.073 billion. The amended complaint raised claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud, fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey Racketeer Influenced and Corrupt Organizations Act, and included a claim for treble damages. On January 8, 2016, the parties reached an agreement to settle the litigation.

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

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleged that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $141 million. On July 28, 2015, the parties reached an agreement to settle the litigation, and on August 12, 2015, the plaintiff filed a stipulation of discontinuance with prejudice.

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

On September 16, 2014, the Virginia Attorney General’s Office filed a civil lawsuit, styled Commonwealth of Virginia ex rel. Integra REC LLC v. Barclays Capital Inc., et al., against MS&Co. and several other defendants in the Circuit Court of the City of Richmond related to RMBS. The lawsuit alleged that MS&Co. and the other defendants knowingly made misrepresentations and omissions related to the loans backing RMBS purchased by the Virginia Retirement System. The complaint asserted claims under the Virginia Fraud Against Taxpayers Act, as well as common law claims of actual and constructive fraud, and sought, among other things, treble damages and civil penalties. On January 6, 2016, the parties reached an agreement to settle the litigation. An order dismissing the action with prejudice was entered on January 28, 2016.

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

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended September 30, 2016, there were no subscriptions for Class A Redeemable Units. Redeemable Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. Redeemable Units are purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relies on the fact that the Redeemable Units are purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used in the trading of commodity interests including futures contracts, options, forward and swap contracts.

The following chart sets forth the purchases of limited partner Redeemable Units by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2016 - July 31, 2016	913.1950	$1,294.42	N/A	N/A
August 1, 2016 - August 31, 2016	1,414.9810	$1,281.45	N/A	N/A
September 1, 2016 - September 30, 2016	1,091.8120	$1,283.37	N/A	N/A
	3,419.9880	$1,285.53

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

Item 3.	Defaults Upon Senior Securities — None.

Item 4.	Mine Safety Disclosures — Not Applicable.

Item 5.	Other Information — None.

Item 6.	Exhibits

3.1(a)	Certificate of Limited Partnership dated June 30, 2003 (filed as Exhibit 3.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(b)	Certificate of Amendment of the Certificate of Limited Partnership dated September 21, 2005 (filed as Exhibit 3.1(a) to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(c)	Certificate of Amendment of the Certificate of Limited Partnership dated September 19, 2008 (filed as Exhibit 3.1(c) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(d)	Certificate of Amendment of the Certificate of Limited Partnership dated September 28, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(e)	Certificate of Amendment of the Certificate of Limited Partnership dated June 29, 2010 (filed as Exhibit 3.1(e) to the Current Report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

(f)	Certificate of Amendment of the Certificate of Limited Partnership dated September 2, 2011 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on September 7, 2011 and incorporated herein by reference).

(g)	Certificate of Amendment of the Certificate of Limited Partnership dated August 7, 2013 (filed as Exhibit 3.1(g) to the Quarterly Report on Form 10-Q filed on August 14, 2013 and incorporated herein by reference).

3.2 (a)	Fourth Amended and Restated Limited Partnership Agreement effective May 1, 2012 (filed as Exhibit 3.2 to the Annual Report on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

(b)	Amendment No. 1 to the Fourth Amended and Restated Limited Partnership Agreement (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on January 5, 2016 and incorporated herein by reference).

10.1	Form of Subscription Agreement (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on November 14, 2012 and incorporated herein by reference).

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

10.13

Management Agreement among the Partnership, the General Partner and Independent View BV (filed as Exhibit 10.13 to the Current Report on Form 8-K filed on October 3, 2016, and incorporated herein by reference).

31.1 — Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director) (filed herewith).

31.2 — Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director) (filed herewith).

32.1 — Section 1350 Certification (Certification of President and Director) (filed herewith).

32.2 — Section 1350 Certification (Certification of Chief Financial Officer and Director) (filed herewith).

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

EMERGING CTA PORTFOLIO L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date: November 10, 2016

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director

Date: November 10, 2016