Form 10-K
period 2016-12-31
EMERGING CTA PORTFOLIO LP
filed 2017-03-28
CIK 1269190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT of 1934

For the fiscal year ended December 31, 2016

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

Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☑

Limited Partnership Redeemable Units with an aggregate value of $77,711,054 were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 28, 2017, 48,184.7750 Limited Partnership Class A Redeemable Units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

[None]

PART I

Item 1. Business.

(a) General Development of Business. Emerging CTA Portfolio L.P. (the “Partnership”) is a limited partnership that was organized on July 7, 2003 under the partnership laws of the State of New York. The objective of the Partnership is to achieve capital appreciation through the allocation of assets to early-stage commodity trading advisors or established advisors employing early-stage strategies, which engage, directly and indirectly through investments in the Funds (as defined below), in speculative trading of a diversified portfolio of commodity interests, including futures, options on futures, forward, options on forward, spot and swap contracts, cash commodities and any other rights or interests pertaining thereto. The Partnership may also enter into swap and other derivative transactions directly and through its investments in the Funds with the approval of the General Partner (as defined below). The sectors traded include currencies, livestock, energy, grains, metals, indices, softs and U.S. and non-U.S. interest rates. The commodity interests that are traded by the Partnership and the Funds are volatile and involve a high degree of market risk. The General Partner may also determine to invest up to all of the Partnership’s assets in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates.

Between December 1, 2003 (commencement of the offering period) and August 5, 2004, 20,872 units of limited partnership interest (“Redeemable Units”) were sold at $1,000 per Redeemable Unit. The proceeds of the initial offering were held in an escrow account until August 6, 2004, at which time they were remitted to the Partnership for trading. The Partnership privately and continuously offers Redeemable Units to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership. Subscriptions of additional Redeemable Units and additional general partner contributions and redemptions of Redeemable Units for the years ended December 31, 2016, 2015 and 2014 are reported in the Statements of Changes in Partners’ Capital under “Item 8. Financial Statements and Supplementary Data.”

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. As of January 1, 2017, the General Partner became a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is engaged in various financial services and other businesses. Prior to January 1, 2017, the General Partner was a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC. (“MSSB Holdings”). Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest in MSSB Holdings and Citigroup Inc. indirectly owned a minority equity interest in MSSB Holdings.

During the years ended December 31, 2016, 2015 and 2014, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. During prior periods included in this report, Citigroup Global Markets Inc. (“CGM”) also served as a commodity broker. The Partnership/Funds also deposit a portion of their cash in non-trading accounts at JPMorgan Chase Bank, N.A.

All trading decisions were made for the Partnership by its trading advisors (the “Advisors”) either directly, through individually managed accounts, or indirectly, through investments in other collective investment vehicles. As of December 31, 2016, The Cambridge Strategy (Asset Management) Limited (“Cambridge”), Harbour Square Capital Management LLC (“Harbour Square”), Independent View BV (“Independent View”), SECOR Capital Advisors, LP (“SECOR”) and Willowbridge Associates Inc. (“Willowbridge”) served as the Partnership’s major commodity trading advisors. Effective September 30, 2016, Centurion Investment Management, LLC (“Centurion”) ceased to act as a commodity trading advisor to the Partnership. Effective July 31, 2016, Perella Weinberg Partners Capital Management LP (“Perella”) ceased to act as a commodity trading advisor to the Partnership. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through individually managed accounts, or indirectly, through investments in the Funds. In addition, the General Partner may allocate the Partnership’s assets to additional non-major trading advisors (i.e. commodity trading advisors allocated less than 10% of the Partnership’s assets). Information about advisors allocated less than 10% of the Partnership’s assets may not be disclosed. The General Partner may also allocate less than 10% of the Partnership’s assets to a new trading advisor or another trading program of a current Advisor. The Advisors are not affiliated with one another, are not affiliated with the General Partner, MS&Co. or CGM, and are not responsible for the organization or operation of the Partnership. References herein to the “Advisors” may also include, as relevant, references to Blackwater Capital Management, LLC (“Blackwater”), Perella, Centurion, 300 North Capital LLC (“300 North Capital”), Cirrus Capital Management LLC (“Cirrus”), J E Moody & Company LLC (“JE Moody”), PGR Capital LLP (“PGR”), Principle Capital Management LLC (“Principle”) and Waypoint Capital Management LLC (“Waypoint”).

As of September 1, 2011, the Partnership began offering three classes of limited partnership interests: Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units; each of which will be referred to as a “Class” and collectively referred to as the “Classes.” All Redeemable Units issued prior to September 1, 2011 were deemed “Class A Redeemable Units.” The rights, liabilities, risks, and fees associated with investment in the Class A Redeemable Units were not changed. Class A Redeemable Units and Class D Redeemable Units are available to taxable U.S. individuals and institutions, as well as U.S. tax exempt individuals and institutions. Class Z Redeemable Units are offered to certain employees of Morgan Stanley and its subsidiaries (and their family members). The Class of Redeemable Units that a limited partner receives upon subscription will generally depend upon the amount invested in the Partnership or the status of the limited partner, although the General Partner may determine to offer a particular Class of Redeemable Units to investors at its discretion. As of December 31, 2016, there were no Redeemable Units outstanding in Class D or Class Z.

Cambridge Master Fund L.P (“Cambridge Master”), CMF Willowbridge Master Fund L.P. (“Willowbridge Master”), the Partnership and prior to their respective liquidations, Blackwater Master Fund L.P. (“Blackwater Master”) and PGM Master Fund L.P. (“PGM Master”) have entered into futures brokerage account agreements and foreign exchange brokerage account agreements with MS&Co. SECOR Master Fund L.P (“SECOR Master”) has entered into a futures brokerage account agreement with MS&Co. Cambridge Master, Willowbridge Master and SECOR Master are collectively referred to as the “Funds.” References herein to “Funds” may also include as relevant, reference to Waypoint Master Fund L.P. (“Waypoint Master”), PGR Master Fund L.P. (“PGR Master”), Blackwater Master, JEM Master Fund L.P. (“JEM Master”), CMF Cirrus Master Fund L.P. (“Cirrus Master”), Principle Master Fund L.P. (“Principle Master”), 300 North Capital Master Fund L.P. (“300 North Master”) and PGM Master.

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

On January 1, 2013, the assets allocated to Willowbridge for trading using its wPraxis Futures Trading Approach were invested in Willowbridge Master, a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 14,103.3175 units of Willowbridge Master with cash equal to $29,484,306. Willowbridge Master permits accounts managed by Willowbridge using the wPraxis Futures Trading Approach, a proprietary, discretionary trading system, to invest together in one trading vehicle. The General Partner is also the general partner of Willowbridge Master. Individual and pooled accounts currently managed by Willowbridge, including the Partnership, are permitted to be limited partners of Willowbridge Master. The General Partner and Willowbridge believe that trading through this master/feeder structure promotes efficiency and economy in the trading process. The General Partner and Willowbridge agreed that Willowbridge will trade the Partnership’s assets allocated to Willowbridge at a level that is up to 3 times the amount of assets allocated. Effective February 28, 2013, Willowbridge ceased trading the Partnership’s assets using its MStrategy Trading Approach.

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

On March 1, 2010, the assets allocated to Waypoint for trading were invested in the Waypoint Master, a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 26,581.6800 units of Waypoint Master with cash equal to $26,581,680. The Partnership fully redeemed its investment in Waypoint Master on November 30, 2013 for cash equal to $4,378,673.

On November 1, 2010, the assets allocated to Blackwater for trading were invested in the Blackwater Master, a limited partnership organized under the partnership laws of the State of Delaware. The Partnership invested in Blackwater Master with cash equal to $15,674,694. Effective September 30, 2015, the Partnership fully redeemed its investment in Blackwater Master for cash equal to $2,233,594.

On November 1, 2010, the assets allocated to PGR for trading were invested in the PGR Master, a limited partnership organized under the partnership laws of the State of Delaware. The Partnership invested in PGR Master with cash equal to $14,913,029. The Partnership fully redeemed its investment in PGR Master on December 31, 2013 for cash equal to $14,986,312.

On January 1, 2011, the assets allocated to Cirrus for trading were invested in Cirrus Master, a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased 22,270.9106 units of Cirrus Master with cash equal to $22,270,911. The Partnership fully redeemed its investment in Cirrus Master on August 31, 2013 for cash equal to $9,645,872.

On January 1, 2011, the assets allocated to JE Moody for trading were invested in JEM Master, a limited partnership organized under the partnership laws of the State of Delaware. The Partnership purchased 19,624.4798 units of JEM Master with cash equal to $19,624,480. The Partnership fully redeemed its investment in JEM Master on October 31, 2013 for cash equal to $4,400,957.

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

From May 12, 2014 until its termination effective September 30, 2016, the assets allocated to Centurion for trading were traded directly pursuant to Centurion’s Short Term Systemic Strategy Program.

On September 1, 2014, the assets allocated to Perella for trading were invested in PGM Master, a limited partnership organized under the partnership laws of the State of Delaware. The Partnership invested in PGM Master with cash equal to $10,500,000. Effective June 30, 2015, the Partnership fully redeemed its investment in PGM Master for cash equal to $21,222,368 and open commodity futures and forward contracts with a fair value of $(608,710). The Partnership also assumed PGM Master’s liabilities totaling $82,054 in the same transaction. From July 1, 2015 until its termination effective July 31, 2016, the assets allocated to Perella were traded directly pursuant to a variation of the program traded by PWP Global Macro Master Fund L.P. in a managed account in the Partnership’s name.

On August 1, 2016, the Partnership allocated a portion of its assets to Harbour Square, which is managed and traded by Harbour Square pursuant to Harbour Square’s Discretionary Energy Program.

On October 1, 2016, the Partnership allocated a portion of its assets to Independent View, which is managed and traded by Independent View pursuant to Independent View’s IV Quantitative Futures Fund Program.

The General Partner is not aware of any material changes to any of the trading programs discussed above during the fiscal period ended December 31, 2016.

The Funds’ and the Partnership’s trading of futures, forward and option contracts, as applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. During the years ended 2016, 2015 and 2014, the Funds and the Partnership engaged in such trading through commodity brokerage accounts maintained with MS&Co. During prior periods covered by this report, the Funds and the Partnership also engaged in such trading through commodity brokerage accounts maintained with CGM.

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

For the period January 1, 2016 through December 31, 2016, the approximate average market sector allocation for the Partnership was as follows:

At December 31, 2016, the Partnership owned approximately 1.0% of Willowbridge Master, 49.1% of SECOR Master and 26.2% of Cambridge Master. At December 31, 2015, the Partnership owned approximately 4.3% of Willowbridge Master, 45.5% of SECOR Master and 40.8% of Cambridge Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same as they would be if the Partnership traded directly and the redemption rights are not affected.

The General Partner administers the business and affairs of the Partnership, including selecting one or more advisors to make trading decisions for the Partnership. The Partnership pays the General Partner a monthly fee (“General Partner fee”) equal to 1/12 of 1% (1.0% per year) of month-end net assets. Prior to October 1, 2014, the Partnership paid the General Partner a monthly administrative fee equal to 1/24 of 1% (0.5% per year) of month-end net assets. Month-end net assets, for the purpose of calculating General Partner fees, are net assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s ongoing selling agent fees, management fees, incentive fee accruals, the General Partner fee and any redemptions or distributions as of the end of such month.

The Partnership pays the General Partner an incentive fee payable annually equal to 5% of the Partnership’s overall New Trading Profits, as defined in the Limited Partnership Agreement, earned in each calendar year. For the years ended December 31, 2016, 2015 and 2014, there were no incentive fees earned by the General Partner.

The General Partner, on behalf of the Partnership, entered into management agreements (each, a “Management Agreement”) with the Advisors, each of which is a registered commodity trading advisor. The Advisors are not affiliated with one another, are not affiliated with the General Partner, MS&Co. or CGM and are not responsible for the organization or operation of the Partnership. Effective January 1, 2016, SECOR receives a monthly management fee equal to 1.75% per year of month-end net assets allocated to SECOR. Prior to January 1, 2016, SECOR received a monthly management fee equal to 2.0% per year. Cambridge receives a monthly management fee equal to 1.5% per year of month-end net assets allocated to Cambridge. Willowbridge receives a monthly management fee equal to 1.5% per year of month-end net assets allocated to Willowbridge. Harbour Square receives a monthly management fee equal to 1.25% per year of month-end net assets allocated to Harbour Square. Independent View receives a monthly management fee equal to 1.25% per year of month-end net assets allocated to Independent View.

Prior to its termination on July 31, 2016, Perella received a monthly management fee equal to 1.5% per year of month-end net assets allocated to Perella. From January 1, 2016 until its termination on September 30, 2016, Centurion received a monthly management fee equal to 1.00% per year of month-end net assets allocated to Centurion. Prior to January 1, 2016, Centurion received a monthly management fee equal to 1.25% per year. Prior to its termination on September 30, 2015, Blackwater received a monthly management fee equal to 0.75% per year of month-end net assets allocated to Blackwater. Prior to its termination on July 31, 2014, Principle received a monthly management fee equal to 1.5% per year of month-end net assets allocated to Principle. Prior to its termination on October 31, 2014, 300 North Capital received a monthly management fee equal to 1.5% per year of month-end net assets allocated to 300 North Capital. Prior to its termination on November 30, 2013, Waypoint received a monthly management fee equal to 2.0% per year of month-end net assets allocated to Waypoint. Prior to its termination on December 31, 2013, PGR received a monthly management fee equal to 1.0% per year of month-end net assets allocated to PGR. Prior to its termination on October 31, 2013, JE Moody received a monthly management fee equal to 2.0% per year of month-end net assets allocated to JE Moody. Prior to its termination on August 31, 2013, Cirrus received a monthly management fee equal to 2.0% per year of month-end net assets allocated to Cirrus. Month-end net assets, for the purpose of calculating management fees are net assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fees, incentive fee accruals, the General Partner fee, ongoing selling agent fee and any redemptions or distributions as of the end of such month. Each Management Agreement may be terminated upon notice by either party.

In addition, the Partnership is obligated to pay each Advisor an incentive fee, payable quarterly, equal to 20% for SECOR, Willowbridge, Harbour Square and Independent View, and equal to 15% for Cambridge, of New Trading Profits, as defined in each Management Agreement, earned by each Advisor for the Partnership during each calendar quarter. Prior to its termination on September 30, 2016, Centurion was eligible to receive an incentive fee, payable quarterly, equal to 20% of New Trading Profits, as defined in its Management Agreement with the General Partner, earned by Centurion for the Partnership during each calendar quarter. Prior to its termination on July 31, 2016, Perella was eligible to receive an incentive fee, payable quarterly, equal to 20% of New Trading Profits, as defined in its Management Agreement with the General Partner, earned by Perella for the Partnership during each calendar quarter. Prior to its termination on September 30, 2015, Blackwater was eligible to receive an incentive fee, payable quarterly, equal to 20% of New Trading Profits, as defined in its Management Agreement with the General Partner, earned by Blackwater for the Partnership during each calendar quarter. Prior to its termination on July 31, 2014, Principle was eligible to receive an incentive fee, payable quarterly, equal to 17.5% of the New Trading Profits, as defined in its Management Agreement with the General Partner, earned by Principle for the Partnership during each calendar quarter. Prior to its termination on October 31, 2014, 300 North Capital was eligible to receive an incentive fee, payable quarterly, equal to 17.5% of the New Trading Profits, as defined in its Management Agreement with the General Partner, earned by 300 North Capital for the Partnership during each calendar quarter. Prior to its termination on November 30, 2013, Waypoint was eligible to receive an incentive fee, payable quarterly, equal to 17% of the New Trading Profits, as defined in its Management Agreement with the General Partner, earned by Waypoint for the Partnership during each calendar quarter. Prior to its termination on December 31, 2013, PGR was eligible to receive an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in its Management Agreement with the General Partner, earned by PGR for the Partnership during each calendar quarter. Prior to its termination on October 31, 2013, JE Moody was eligible to receive an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in its Management Agreement with the General Partner, earned by JE Moody for the Partnership during each calendar quarter. Prior to its termination on August 31, 2013, Cirrus was eligible to receive an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in its Management Agreement with the General Partner, earned by Cirrus for the Partnership during each calendar quarter. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not receive an incentive fee until the Advisor recovers the net loss incurred and earns additional trading profits for the Partnership.

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

Under the MS&Co Customer Agreement and the foreign exchange brokerage account agreement, the Partnership pays trading fees for the clearing and, where applicable, execution of transactions, as well as exchange, clearing, user, give-up, floor brokerage and NFA fees (collectively, the “MS&Co. clearing fees” and together with the CGM clearing fees, the “clearing fees”) directly and indirectly through its investment in the Funds. Clearing fees are allocated to the Partnership based on its proportionate share of each Fund. MS&Co. clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. All of the Partnership’s assets available for trading in commodity interests not held in the Funds’ accounts at MS&Co. are deposited in the Partnership’s account at MS&Co. The Partnership’s cash deposited with MS&Co. is held in segregated bank accounts to the extent required by CFTC regulations. At December 31, 2016 and 2015, the amount of cash held for margin requirements was $3,093,030 and $8,133,817, respectively. MS&Co. has agreed to pay the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account at the rate equal to the monthly average of the 4-Week U.S. Treasury bill discount rate. The MS&Co. Customer Agreement may generally be terminated upon notice by either party.

Under the Selling Agreement, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee. Prior to April 1, 2014, this monthly ongoing selling agent fee was equal to (i) 7/24 of 1% (3.5% per year) of month-end net assets for Class A Redeemable Units, (ii) 5/48 of 1% (1.25% per year) of month-end net assets for Class D Redeemable Units and (iii) 1/24 of 1% (0.50% per year) of month-end net assets for Class Z Redeemable Units. Effective April 1, 2014, the monthly ongoing selling agent fee was reduced to 5/24 of 1% (2.5% per year) for Class A Redeemable Units. Effective October 1, 2014, the monthly ongoing selling agent fee was (i) reduced to 4/24 of 1% (2.0% per year) for Class A Redeemable Units, (ii) reduced to 3/48 of 1% (0.75% per year) for Class D Redeemable Units and (iii) eliminated for Class Z Redeemable Units. Morgan Stanley Wealth Management pays a portion of its ongoing selling agent fees to properly registered or exempted financial advisors who have sold Redeemable Units. Month-end net assets, for the purpose of calculating ongoing selling agent fees are net assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s ongoing selling agent fees, incentive fee accruals, the monthly management fees, the General Partner fee and other expenses and any redemptions or distributions as of the end of such month.

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

(b) Financial Information about Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 is set forth under “Item 6. Selected Financial Data.” The Partnership’s capital as of December 31, 2016 was $63,890,718.

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

Regardless of its trading performance, the Partnership will incur fees and expenses, including trading and transaction fees, ongoing selling agent fees, management fees and General Partner fees. Substantial incentive fees may be paid to one or more of the Advisors even if the Partnership experiences a net loss for the full year.

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

2.    Each of the Advisors, the Partnership’s /Funds’ commodity broker, the General Partner and their principals and affiliates may trade in commodity interests for their own accounts; and

3.    An investor’s financial advisor will receive ongoing compensation for providing services to the investor’s account with respect to Class A and Class D Redeemable Units.

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

Regulatory changes could adversely affect the Partnership by restricting its markets or activities, limiting its trading and/or increasing the costs or taxes to which investors are subject. Pursuant to the mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010, the CFTC and the Securities and Exchange Commission (the “SEC”) have promulgated rules to regulate swap dealers and to mandate additional reporting and disclosure requirements and continue to promulgate rules regarding capital and margin requirements to require that certain swaps be traded on an exchange or a swap execution facility and to require that derivatives (such as those traded by the Partnership) be moved into central clearinghouses. The CFTC and the prudential regulators that oversee swap dealers have adopted rules regarding margin requirements for certain derivatives. In addition, the CFTC and such prudential regulators have proposed or adopted, respectively, rules regarding capital requirements for swap dealers. These rules may negatively impact the manner in which swap contracts are traded and/or settled, increase the costs of such trades, and limit trading by speculators (such as the Partnership) in futures and over-the-counter (“OTC”) markets.

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

In December 2016, the CFTC re-proposed new rules regarding speculative position limits, replacing a prior proposal from November 2013. These rules, if adopted in substantially the same form, will impose position limits on certain futures and option contracts and physical commodity swaps that are “economically equivalent” to such contracts. If enacted these rules could have an adverse effect on an Advisor’s trading for the Partnership.

The General Partner, the Partnership and its Service Providers and their Respective Operations Are Potentially Vulnerable to Cyber-Security Attacks or Incidents.

Like other business enterprises, the use of the internet and other electronic media and technology exposes the General Partner, the Partnership and its service providers, and their respective operations, to potential risks from cyber-security attacks or incidents (collectively, “cyber events”). Cyber events may include, for example, unauthorized access to systems, networks or devices, infection from computer viruses or other malicious software code, mishandling or misuse of information and attacks which shut down, disable, slow or otherwise disrupt operations, business processes or website access or functionality. In addition to intentional cyber events, unintentional cyber events can occur. Unintentional cyber events may include, for example, the inadvertent release of confidential information, the mishandling or misuse of information and/or technological limitations or hardware failures (in the markets or otherwise) that constrain the Partnership’s and/or the Funds’ ability to gather, process and communicate information efficiently and securely, without interruption.

Any cyber event could adversely affect the Partnership’s business, financial condition or results of operations and cause the Partnership to incur financial loss and expense, as well as face exposure to regulatory penalties or legal claims, reputational damage and additional costs associated with corrective measures. A cyber-security breach could also jeopardize a limited partner’s personal, confidential, proprietary or other information processed and stored in, and transmitted through, the General Partner’s or a service provider’s computer systems. A cyber event may cause the Partnership or its service providers to lose proprietary information, suffer data corruption, lose operational capacity (such as, for example, the loss of the ability to process transactions, calculate the Partnership’s net asset value, or allow investors to transact business) and/or fail to comply with applicable privacy and other laws. Among other potentially harmful effects, cyber events also may result in theft, unauthorized monitoring and failures in the physical infrastructure or operating systems that support the Partnership or its service providers.

The nature of malicious cyber-attacks is becoming increasingly sophisticated and neither the General Partner nor the Partnership can control the cyber systems and cyber-security systems of the Advisors or other third-party service providers.

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

MS&Co. is a wholly owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2016, 2015, 2014, 2013 and 2012. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. Please refer to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2016 Audited Financial Statement.

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

On December 20, 2016, MS&Co. consented to and became the subject of an order by the SEC in connection with allegations that MS&Co. willfully violated Sections 15(c)(3) and 17(a)(1) of the Exchange Act and Rules 15c3-3(e), 17a-5(a), and 17a-5(d) thereunder, by inaccurately calculating its Reserve Account requirement under Rule 15c3-3 by including margin loans to an affiliate in its calculations, which resulted in making inaccurate records and submitting inaccurate reports to the SEC. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, MS&Co. consented to a cease and desist order, a censure, and a civil monetary penalty of $7,500,000.

Civil Litigation

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At December 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $46 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $46 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. At December 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $51 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $51 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. MS&Co. perfected its appeal from that decision on June 12, 2015. At December 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $247 million, and the certificates had incurred actual losses of approximately $86 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $247 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At December 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $25 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $25 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 1, 2016, the California Attorney General’s Office filed an action against MS&Co. in California state court styled California v. Morgan Stanley, et al., on behalf of California investors, including the California Public Employees’ Retirement System and the California Teachers’ Retirement System. The complaint alleges that MS&Co. made misrepresentations and omissions regarding residential mortgage-backed securities and notes issued by the Cheyne SIV (defined below), and asserts violations of the California False Claims Act and other state laws and seeks treble damages, civil penalties, disgorgement, and injunctive relief. On September 30, 2016, the court granted MS&Co.’s demurrer, with leave to replead. On October 21, 2016, the California Attorney General filed an amended complaint. On January 25, 2017, the court denied MS&Co.’s demurrer with respect to the amended complaint.

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

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On January 23, 2017, the parties reached an agreement to settle the litigation.

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

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al. An amended complaint, filed on June 10, 2010, alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $276 million. The complaint raises claims under both the federal securities laws and California law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On December 21, 2016, the parties reached an agreement to settle the litigation.

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

Item 4. Mine Safety Disclosures. Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information. The Partnership has issued no stock. There is no public market for the Redeemable Units.

(b)	Holders. The number of holders of Class A Redeemable Units as of February 28, 2017 was 778. There are no Redeemable Units outstanding in Class D or Class Z.

(c)	Dividends. The Partnership did not declare any distributions in 2016 or 2015. The Partnership does not intend to declare distributions in the foreseeable future.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans. None.

(e)	Performance Graph. Not applicable.

(f)

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. For the year ended December 31, 2016, there were subscriptions of 544.1480 Class A Redeemable Units totaling $697,000. For the year ended December 31, 2015, there were subscriptions of 2,514.3600 Class A Redeemable Units totaling $3,429,167. For the year ended December 31, 2014, there were subscriptions of 5,734.0090 Class A Redeemable Units totaling $7,249,416.

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

Proceeds from the subscriptions of Redeemable Units are used in the trading of commodity interests, including futures, swap, option and forward contracts.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers. The following chart sets forth the purchases of Class A Redeemable Units by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2016 - October 31, 2016	590.3910	$ 1,277.17	N/A	N/A
November 1, 2016 - November 30, 2016	3,369.7140	$ 1,275.48	N/A	N/A
December 1, 2016 - December 31, 2016	2,430.5390	$ 1,254.29	N/A	N/A
	6,390.6440	$ 1,267.58

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

Item 6. Selected Financial Data.

Total trading results, total investment income, total expenses, net income (loss) and increase (decrease) in net asset value per Redeemable Unit for Class A for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 and net asset value per Redeemable Unit for Class A and total assets as of December 31, 2016, 2015, 2014, 2013 and 2012 were as follows:

	2016	2015	2014	2013	2012
Total trading results	$502,983	$5,795,803	$7,295,780	$12,185,329	$1,018,826
Total investment income	177,756	24,184	25,253	65,605	128,362
Total expenses	(5,048,596)	(7,728,655)	(10,858,959)	(13,573,285)	(14,989,031)

Net income (loss)	$(4,367,857)	$(1,908,668)	$(3,537,926)	$(1,322,351)	$(13,841,843)

Increase (decrease) in net asset value per Redeemable Unit for Class A	$(73.87)	$(26.14)	$3.90	$(9.41)	$(90.03)

Net asset value per Redeemable Unit for Class A	$1,254.29	$1,328.16	$1,354.30	$1,350.40	$1,359.81

Total assets	$67,541,872	$97,470,590	$119,213,383	$170,252,847	$197,607,809

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Partnership, directly and through its investment in the Funds, aims to achieve substantial capital appreciation and permit investors to diversify a traditionally structured stock and bond portfolio. The Partnership attempts to accomplish its objectives through speculative trading in U.S. and international markets for currencies, interest rates, stock indices, agricultural and energy products and precious and base metals directly, or through investment in the Funds. The Partnership/Funds may employ futures, option on futures, forward, option on forward, spot and swap contracts, cash commodities and any other rights or interest pertaining thereto, in those markets. The Partnership/Funds may also enter into swap and other derivative transactions with the approval of the General Partner.

The General Partner manages all business of the Partnership/Funds. The General Partner has delegated its responsibility for the investment of the Partnership’s assets to the Advisors. The General Partner engages a team of approximately 30 professionals whose primary emphasis is on attempting to maintain quality control among the Advisors to the funds operated or managed by the General Partner. A full-time staff of due diligence professionals use proprietary technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provides processing of subscriptions and redemptions and reporting to limited partners and regulatory authorities. The General Partner also includes staff involved in marketing and sales support. In selecting the Advisors for the Partnership, the General Partner conducts proprietary research and considers, among other factors, the background of the advisors’ principals, as well as the advisors’ trading styles, strategies and markets traded, expected volatility, trading results (to the extent available) and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisors at any time and may allocate assets to additional advisors at any time.

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

As of December 31, 2016, the programs traded by Cambridge, SECOR, Willowbridge, Harbour Square and Independent View on behalf of the Partnership were: Cambridge — Asian Markets Alpha Programme and Emerging Markets Alpha Programme, SECOR — a variation of the program traded by SECOR Alpha Master Fund L.P., Willowbridge — wPraxis Futures Trading Approach, Harbour Square — Discretionary Energy Program, and Independent View — IV Quantitative Futures Fund Program. The General Partner may modify or terminate the allocation of assets among the Advisors at any time and may allocate assets to additional Advisors at any time. Effective February 28, 2013, Willowbridge ceased trading the Partnership’s assets using its MStrategy Trading Approach.

As of December 31, 2016 and September 30, 2016, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	December 31, 2016	December 31, 2016 (percentage of Partners’ Capital)	September 30, 2016*	September 30, 2016* (percentage of Partners’ Capital)
Cambridge	$14,108,529	22%	$18,996,055	26%
Centurion	-	0%	7,312,713	10%
Harbour Square	17,714,918	28%	18,447,160	25%
Independent View	10,870,122	17%	-	0%
SECOR	18,060,025	28%	21,220,961	29%
Willowbridge	3,137,124	5%	7,035,085	10%

*	Amounts presented are prior to Centurion’s termination effective September 30, 2016.

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

Harbour Square Capital Management LLC

The Discretionary Energy Program focuses on a proprietary process that involves applying simulations to in-house models that emulate the fundamental elements of natural gas supply and demand to build distributions of possible fundamental outcomes. Harbour Square then continuously analyzes the changes to these distributions to determine underlying skew variations throughout time. This analysis of the change and rate of change in fundamental distributions while evaluating the concurrent natural gas price movements along the forward curve allows Harbour Square to identify optimal risk/reward investment opportunities. Harbour Square looks to capitalize on short-to-intermediate term price dislocations by trading exchange-cleared futures, options and swaps in the U.S. natural gas market.

Independent View BV

The IV Quantitative Futures Fund Program is entirely systematic and is made up of two sub-components. The first aims to capture trends as exhibited by price momentum effects in financial markets spanning all major asset classes. Market trends occur for fundamental economic reasons as well as a variety of behavioral reasons. Independent View’s program is designed to capture upward as well as downward price momentum effects on a variety of timescales, ranging from a couple of days to a few months. The second sub-component is comprised of Independent View’s volatility trading systems, which capture non-directional market phenomena and inefficiencies. Combining these two sub-components into one overall risk framework gives rise to a system that yields returns in multiple market environments that are relatively uncorrelated to traditional asset class returns.

No assurance can be given that the Advisors’ strategies will be successful or that they will generate profits for the Partnership.

Specific Fund level performance information is included in Note 6 to the Partnership’s financial statements included in “Item 8. Financial Statements and Supplementary Data.”

For the period January 1, 2016 through December 31, 2016 the average allocation by commodity market sector for each of the Funds was as follows:

	Cambridge Master
Currencies		100.0%
	SECOR Master
Currencies		32.8%
Energy		2.2%
Grains		2.5%
Indices		37.8%
Interest Rates U.S.		2.3%
Interest Rates Non-U.S.		6.5%
Livestock		1.0%
Metals		13.0%
Softs		1.9%
	Willowbridge Master
Currencies		64.1%
Energy		6.1%
Indices		9.9%
Interest Rates U.S.		14.4%
Interest Rates Non-U.S.		3.0%
Metals		2.5%

(a) Liquidity.

The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Funds, (ii) equity in trading account, consisting of cash at MS&Co. and cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills at fair value, if applicable, (iii) cash at bank and (iv) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments and investment in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2016.

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

From January 1, 2016 through December 31, 2016, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 26.0%. The foregoing margin to equity ratio takes into account cash held in the Partnership’s name, as well as the allocable value of the positions and cash held on behalf of the Partnership in the name of the Funds.

In the normal course of business, the Partnership and the Funds are party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include futures, forwards, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or OTC. Exchange-traded instruments include futures and certain standardized forward, swap and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time, approximately 46.3% to 73.5% of the Partnership’s/Funds’ contracts are traded OTC.

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

Other than the risks inherent in U.S. Treasury bills, money market mutual fund securities, commodity futures and other derivatives, the Partnership knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership’s liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides that the Partnership will cease trading operations and liquidate all open positions under certain circumstances including a decrease in net asset value per Redeemable Unit of any class to less than $400 as of the close of business on any trading day. In addition, the General Partner may, in its sole discretion, cause the Partnership to dissolve if the Partnership’s aggregate net assets decline to less than $1,000,000.

(b) Capital Resources.

(i) The Partnership has made no material commitments for capital expenditures.

(ii) The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by net income or losses on trading and by expenses, interest income, subscriptions, redemptions of Redeemable Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market movements in commodities are dependent upon fundamental and technical factors which the Advisors may or may not be able to identify, such as changing supply and demand relationships, weather, government, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. Partnership expenses consist of, among other things, ongoing selling agent, clearing, General Partner and management fees. The level of these expenses is dependent upon trading performance and the ability of the Advisors to identify and take advantage of price movements in the commodity markets, in addition to the level of net assets maintained. In addition, the amount of interest income earned by the Partnership is dependent upon (1) the average daily equity maintained in cash in the Partnership’s and/or applicable Fund’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds or MS&Co. has control.

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem its Redeemable Units at their net asset value as of the end of each month, on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions are generally funded out of the Partnership’s cash holdings and/or redemptions from the Funds. For the year ended December 31, 2016, 20,386.6212 Class A Redeemable Units were redeemed totaling $26,455,938 and 241.8090 General Partner Class A Redeemable Units were redeemed totaling $311,128. For the year ended December 31, 2015, 16,004.4080 Class A Redeemable Units were redeemed totaling $21,643,956 and 127.8240 General Partner Class A Redeemable Units were redeemed totaling $175,894. For the year ended December 31, 2014, 40,577.9470 Class A Redeemable Units were redeemed totaling $50,502,567 and 570.5870 General Partner Class A Redeemable Units were redeemed totaling $702,619.

The Partnership continues to offer Redeemable Units at the net asset value per Redeemable Unit as of the end of each month. For the year ended December 31, 2016, there were subscriptions of 544.1480 Class A Redeemable Units totaling $697,000. For the year ended December 31, 2015, there were subscriptions of 2,514.3600 Class A Redeemable Units totaling $3,429,167. For the year ended December 31, 2014, there were subscriptions of 5,734.0090 Class A Redeemable Units totaling $7,249,416.

(c) Results of Operations.

For the year ended December 31, 2016, the net asset value per Class A Redeemable Unit decreased 5.6% from $1,328.16 to $1,254.29. For the year ended December 31, 2015, the net asset value per Class A Redeemable Unit decreased 1.9% from $1,354.30 to $1,328.16. For the year ended December 31, 2014, the net asset value per Class A Redeemable Unit increased 0.3% from $1,350.40 to $1,354.30.

The Partnership experienced a net trading gain (before fees and expenses) in the year ended December 31, 2016 of $502,983. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy, grains, non-U.S. interest rates, livestock and softs, and were partially offset by losses in U.S. interest rates, metals and indices. The net trading gains and losses realized from the Partnership and the Funds is disclosed under Item 8. “Financial Statements and Supplementary Data.”

The most significant losses were recorded within the metals complex during February and March from short base metals futures positions as prices rose on optimism that demand would improve in China after the government signaled increased support for the economy through higher spending and measures to boost lending. During April, additional losses in this sector were experienced from short silver futures positions as prices rose as a decrease in the value of U.S. dollar spurred investor demand for precious metals. Losses were incurred during August and September from long and short futures positions in industrial metals as prices whipsawed on speculation of Chinese demand. Losses were experienced within the stock indices during January from long positions in U.S. and European equity index futures as prices declined sharply amid a slowdown in China, a drop in oil prices, and weak corporate earnings. Additional losses were incurred in this sector during February from long positions in Asian equity index futures as prices moved lower amid ongoing concerns over the Chinese economy. Losses in this sector were also incurred during the second quarter from long and short global equity index futures positions. During October, losses within this sector were recorded primarily from long positions in FTSE Index futures as British equity prices fluctuated throughout the month amid speculation regarding the country’s future relationship with the European Union. During November, losses in the global stock indices were from short positions in Pacific Rim equity index futures as a growing positive economic sentiment pushed prices higher. Additional losses in this sector were recorded from short European equity index futures as prices rose after the European Central Bank (“ECB”) extended its quantitative easing program. A portion of the Partnership’s losses for the year was offset by gains achieved within the global interest rates sector during January and May from long Canadian bond futures positions as prices increased amid speculation that a decrease in oil revenue in Canada would delay future government interest rate increases. During June, additional gains were achieved within the this sector from long positions in European and U.S. fixed income futures as prices advanced as uncertainty surrounding the economic and political fallout following the U.K.’s vote to leave the European Union increased demand for the relative “safety” of government debt. Within the agricultural sector, gains were recorded during June from long sugar futures positions as poor growing conditions in Thailand, possible weather delays in the Brazilian harvest, and an expected supply shortfall in 2017 helped lift prices higher. Gains were also experienced during August from short positions in wheat and corn futures as prices moved lower as positive weather conditions in the world’s grain growing regions added to a global supply glut. Additional gains were achieved in the agriculturals during September from long positions in sugar futures as prices moved higher. Within the energy complex, gains were recorded during July from short futures positions in crude oil as an increase in the U.S. rig count and growing inventories continued to pressure prices lower. Further gains achieved during December within the energy complex were from long natural gas futures positions as prices rose amid colder temperatures and below normal inventory stockpiles.

The Partnership experienced a net trading gain (before fees and expenses) in the year ended December 31, 2015 of $5,795,803. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy, U.S. interest rates, livestock, metals and indices, and were partially offset by losses in grains, non-U.S. interest rates and softs.

The most significant losses were recorded within the agricultural sector during January from long wheat futures positions as an expanding global grain surplus drove prices lower. Additional losses in the agricultural markets were recorded during March from long positions in cocoa futures as prices moved lower after industry reports indicated that cocoa production reached record highs in the Ivory Coast, the world’s top cocoa producing nation. Further losses in this sector were recorded during April and October from short lean hog and live cattle futures positions as prices rose due to an increase in demand. Within the global interest rate sector, losses were incurred during February, April, and May from long positions in European and U.S. fixed income futures as prices declined due to an increase in probability that the U.S. Federal Reserve (the “Fed”) would raise interest rates. Additional losses were recorded during October from long Canadian fixed income futures positions as prices whipsawed throughout the month as investors debated Canadian monetary policy and how it may change with the newly elected Canadian Liberal Party in control. During December, losses were experienced in this sector from long European bond futures positions as prices reversed sharply lower after the ECB announced new stimulus measures that fell short of market expectations. The Partnership’s losses for the year were offset by gains experienced within the currency sector during the first quarter from short euro positions versus the U.S. dollar as the value of the euro decreased due to an unprecedented economic stimulus program introduced by the ECB. Additional gains were recorded in this sector during July and August from short positions in various currencies, particularly the Korean won, Thai baht, Taiwan dollar, and Australian dollar against the U.S. dollar as the value of the U.S. dollar advanced amid signals from the Fed Chair Janet Yellen that the central bank may raise interest rates later in 2015. During November, further gains were achieved in currencies from long positions in the U.S. dollar versus emerging market currencies as the value of the U.S. dollar continued its rally in November amid speculation that the Fed would increase interest rates in December 2015. In the metals sector, gains were achieved during July from short precious and base metals futures positions as prices moved lower due to a strengthening U.S. dollar and concern that a slowdown in the Chinese economy would weaken demand. Additional gains in metals were achieved during November from short positions in copper futures as prices declined as weak economic data from China continued to dampen demand prospects within an already oversupplied market. Within the stock index sector, gains were experienced during February and March from long positions in European and U.S. index futures as prices were supported by the ECB’s asset purchasing program and positive economic data in the U.S. Further gains were recorded during the middle of July from long positions in European equity index positions as prices rebounded with positive investor sentiment after Greece and its creditors finally came to an agreement over economic reform. Additional gains in stock indices were recorded during August from short positions in U.S. and European equity index futures as prices declined amid signs of a slowdown in China, uncertainty surrounding the Fed’s interest rate policy, and lackluster U.S. corporate earnings. Within the energy complex, gains were experienced during January, July, November, and December from short positions in crude oil and oil related products as prices fell due to high production in the U.S. and Middle East, which added to a growing global supply glut.

Interest income on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account during each month is earned at the monthly average of the 4-week U.S. Treasury bill discount rate. Any interest earned on the Partnership’s and/or each Fund’s account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest income earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Interest income for the three and twelve months ended December 31, 2016 increased by $37,692 and $153,572, respectively, as compared to the corresponding periods in 2015. The increase in interest income is primarily due to higher 4-week U.S. Treasury bill discount rates along with additional interest income earned on U.S. Treasury bills during the three and twelve months ended December 31, 2016, as compared to the corresponding periods in 2015. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership is dependent upon (1) the average daily equity maintained in cash in the Partnership’s and/or the applicable Fund’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds or MS&Co. has control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three and twelve months ended December 31, 2016 decreased by $26,917 and $22,401, as compared to the corresponding periods in 2015. The decrease in these clearing fees is primarily due to a decrease in the number of direct trades made by the Partnership during the three and twelve months ended December 31, 2016, as compared to the corresponding periods in 2015.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. Ongoing selling agent fees for the three and twelve months ended December 31, 2016 decreased by $137,279 and $499,537, respectively, as compared to the corresponding periods in 2015. The decrease in ongoing selling agent fees is due to lower average net assets during the three and twelve months ended December 31, 2016, as compared to the corresponding periods in 2015.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. Management fees for the three and twelve months ended December 31, 2016 decreased by $129,558 and $431,561, respectively, as compared to the corresponding periods in 2015. The decrease in management fees is due to lower average net assets during the three and twelve months ended December 31, 2016, as compared to the corresponding periods in 2015, as well as reductions in monthly management fees paid to Centurion and SECOR effective January 1, 2016.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things (i) selecting, appointing and terminating the Partnership’s commodity trading advisors, (ii) allocating and reallocating the Partnership’s assets among the commodity trading advisors and (iii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. General Partner fees for the three and twelve months ended December 31, 2016 decreased by $68,459 and $249,537, respectively, as compared to the corresponding periods in 2015. The decrease in General Partner fees for the three and twelve months ended December 31, 2016 is primarily due to lower average net assets during the three and twelve months ended December 31, 2016, as compared to the corresponding periods in 2015.

Incentive fees paid by the Partnership to the Advisors are based on the new trading profits generated by each Advisor at the end of the quarter, as defined in the respective management agreements among the Partnership, the General Partner and each Advisor. Trading performance for the three and twelve months ended December 31, 2016 resulted in incentive fees in the amounts of $10,625 and $301,291, respectively. Trading performance for the three months and twelve months ended December 31, 2015 resulted in incentive fees of $0 and $1,434,431, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

The Partnership pays professional fees, which generally include legal and accounting expenses (including legal and accounting expenses related to the offering), as well as administrative and other expenses which include certain offering costs and filing, reporting and data processing fees. Professional fees for the years ended December 31, 2016 and 2015 were $422,957 and $494,726, respectively.

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

Such risks include:

Operational/Settlement Risk — the risk of financial and opportunity loss and legal liability attributable to operational problems, such as inaccurate pricing of transactions, untimely trade execution, clearance and/or settlement, or the inability to process large volumes of transactions. The Partnership/Funds are subject to increased risks with respect to their trading activities in emerging market instruments, where clearance, settlement, and custodial risks are often greater than in more established markets.

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

(g) Critical Accounting Policies.

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”) requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. As a result, actual results could differ from these estimates. A summary of the Partnership’s significant accounting policies is described in Note 2 to the Partnership’s financial statements included in “Item 8. Financial Statements and Supplementary Data.”

The Partnership’s most significant accounting policy is the valuation of its investments in the Funds and in futures, option and forward contracts and U.S. Treasury bills, as applicable. The fair value of the investment in the Funds is determined based on the respective Fund’s net asset value per unit as calculated by the Fund or the Partnership’s (1) net contribution to the Funds and (2) its allocated share of the undistributed profits and losses, including realized gains (losses) and net change in unrealized gains (losses) of the Funds. The fair value of exchange-traded futures, option and forward contracts is determined by the various exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as inputs the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are valued at the last available bid price received from independent pricing services as of the close of the last business day of the reporting period.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

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

Materiality as used in this section is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Partnership’s/Funds’ market sensitive instruments.

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

The Partnership’s/Funds’ risk exposure in the various market sectors traded by the Advisors is quantified below in terms of Value at Risk. Due to the Partnership’s/Funds’ mark-to-market accounting, any loss in the fair value of the Partnership’s/Funds’ open positions, including investments in other partnerships, is directly reflected in the Partnership’s earnings (realized and unrealized) and cash balances.

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

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2016 and 2015, respectively. As of December 31, 2016, the Partnership’s total capitalization was $63,890,718.

December 31, 2016
Market Sector	Value at Risk	% of Total Capitalization
Currencies	$9,340,618	14.62%
Energy	240,032	0.38
Grains	534,238	0.84
Indices	4,628,954	7.25
Interest Rates U.S.	259,578	0.41
Interest Rates Non-U.S.	696,930	1.09
Livestock	67,341	0.11
Metals	1,077,578	1.69
Softs	329,266	0.52

Total	$17,174,535	26.91%

As of December 31, 2015, the Partnership’s total capitalization was $94,328,641.

December 31, 2015
Market Sector	Value at Risk	% of Total Capitalization
Currencies	$19,821,484	21.02%
Energy	575,631	0.61
Grains	208,769	0.22
Indices	3,980,882	4.22
Interest Rates U.S.	1,350,575	1.43
Interest Rates Non-U.S.	1,709,108	1.81
Livestock	96,059	0.10
Metals	1,104,566	1.17
Softs	144,869	0.16

Total	$28,991,943	30.74%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments in the Funds by market category as of December 31, 2016 and 2015, and the highest, lowest and average values during the years. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of December 31, 2016, the Partnership’s Value at Risk for the portion of its assets traded directly was as follows:

	December 31, 2016
			Twelve Months Ended December 31, 2016
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$354,277	0.55%	$3,413,780	$ -	$ 774,131
Energy	38,688	0.06	766,833	-	252,181
Grains	349,906	0.55	465,671	-	112,407
Indices	1,717,640	2.69	4,143,445	-	1,529,817
Interest Rates U.S.	118,379	0.19	804,067	-	263,503
Interest Rates Non-U.S.	189,887	0.30	1,313,118	-	432,795
Livestock	56,100	0.09	124,740	-	14,905
Metals	96,993	0.15	293,755	-	80,380
Softs	171,160	0.27	206,393	-	28,995

Total	$3,093,030	4.85%

*	Annual average of month-end Values at Risk.

As of December 31, 2015, the Partnership’s Value at Risk for the portion of its assets traded directly was as follows:

	December 31, 2015
			Twelve Months Ended December 31, 2015
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$3,559,859	3.77%	$4,487,543	$4,857	$1,438,489
Energy	378,400	0.40	1,289,713	2,200	381,046
Grains	58,300	0.06	268,291	1,650	33,309
Indices	1,751,429	1.86	4,672,882	6,433	1,431,077
Interest Rates U.S.	920,928	0.98	963,717	990	373,329
Interest Rates Non-U.S.	1,088,316	1.15	1,322,437	1,216	411,728
Metals	376,585	0.40	444,235	4,400	86,274

Total	$8,133,817	8.62%

*	Annual average of month-end Values at Risk.

As of December 31, 2016, Cambridge Master’s total capitalization was $57,156,866. The Partnership owned approximately 26.2% of Cambridge Master. As of December 31, 2016, Cambridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Cambridge for trading) was as follows:

	December 31, 2016
			Twelve Months Ended December 31, 2016
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$20,142,391	35.24%	$44,182,579	$15,170,546	$28,591,831

Total	$20,142,391	35.24%

*	Annual average of month-end Values at Risk.

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

As of December 31, 2016, Willowbridge Master’s total capitalization was $391,498,613. The Partnership owned approximately 1.0% of Willowbridge Master. As of December 31, 2016, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:

	December 31, 2016
			Twelve Months Ended December 31, 2016
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$7,479,249	1.91%	$79,559,952	$147,470	$26,078,802
Energy	4,703,756	1.20	12,259,443	-	2,270,260
Indices	8,069,535	2.06	11,808,296	-	2,983,129
Interest Rates U.S.	1,170,235	0.30	22,748,409	-	4,116,353
Interest Rates Non-U.S.	2,194,981	0.56	4,206,401	-	1,168,020
Metals	319,854	0.08	4,745,455	-	841,842

Total	$23,937,610	6.11%

*	Annual average of month-end Values at Risk.

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

As of December 31, 2016, SECOR Master’s total capitalization was $38,552,438. The Partnership owned approximately 49.1% of SECOR Master. As of December 31, 2016, SECOR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to SECOR for trading) was as follows:

	December 31, 2016
			Twelve Months Ended December 31, 2016
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$7,412,490	19.23%	$9,297,022	$3,479,321	$6,171,444
Energy	313,743	0.81	738,344	85,827	418,421
Grains	375,442	0.97	798,088	313,775	478,189
Indices	5,764,380	14.95	9,278,310	3,472,804	7,151,247
Interest Rates U.S.	263,619	0.68	1,126,807	55,598	502,372
Interest Rates Non-U.S.	987,769	2.56	2,015,495	604,335	1,225,344
Livestock	22,896	0.06	327,195	20,421	173,646
Metals	1,990,671	5.16	4,453,106	1,293,843	2,480,887
Softs	322,025	0.84	696,841	135,485	328,255

Total	$17,453,035	45.26%

*	Annual average of month-end Values at Risk.

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

Non-Trading Risk

The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

A decline in short-term interest rates would result in a decline in the Partnership’s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership’s market-sensitive instruments, in relation to the Partnership’s net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Partnership’s/Funds’ market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership/Funds manage their primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership’s/Funds’ primary market risk exposures as well as the strategies used and to be used by the General Partner and the Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership’s/Funds’ risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the management strategies of the Partnership/Funds. There can be no assurance that the Partnership’s/Funds’ current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership as of December 31, 2016 by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currencies. The Partnership’s/Funds’ currency exposure is to exchange rate fluctuations, primarily fluctuations that disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The General Partner does not anticipate that the risk profile of the Partnership’s/Funds’ currency sector will change significantly in the future.

Equities. The Partnership’s/Funds’ primary equity exposure is to equity price risk in the G8 countries. The stock index futures traded by the Partnership/Funds are limited to futures on broadly based indices. As of December 31, 2016, the Partnership’s/Funds’ primary exposures were in the VIX Market Volatility Index (U.S.), S&P 500 (U.S.), MIB (Italy), ISE 30 (Turkey), and VSTOXX Volatility (Europe) stock indices. The Partnership/Funds are primarily exposed to the risk of adverse price trends or static markets in the major European, U.S., and Pacific Rim indices. (Static markets would not cause major market changes but would make it difficult for the Partnership/Funds to avoid being “whipsawed” into numerous small losses.)

Interest Rates. Interest rate movements directly affect the price of the futures positions held by the Partnership/Funds and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially affect the Partnership’s/Funds’ profitability. The Partnership’s/Funds’ primary interest rate exposure is to interest rate fluctuations in the United States and the other G8 countries. However, the Partnership/Funds may also take futures positions on the government debt of smaller nations — e.g., Australia.

Metals. The Partnership’s/Funds’ primary metal market exposure as of December 31, 2016 was to fluctuations in the price of aluminum, copper, lead, nickel, and gold.

Grains. The Partnership’s/Funds’ trading risk exposure in grains is primarily in agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Wheat, corn and the soybean complex accounted for the majority of the Partnership’s/Funds’ grain exposure as of December 31, 2016.

Softs. The Partnership’s/Funds’ trading risk exposure in the soft commodities is primarily in agricultural-related price movements, which are often directly affected by severe or unexpected weather conditions. Cotton, coffee, sugar, and cocoa accounted for the majority of the Partnership’s/Funds’ soft commodities exposure as of December 31, 2016.

Energy. The Partnership’s/Funds’ primary energy market exposure is to oil and natural gas price movements, often resulting from political developments in the Middle East and weather conditions. Energy prices can be volatile and substantial profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets in the future.

Livestock. The Partnership’s/Funds’ primary risk exposure in livestock is to fluctuations in hog and cattle prices.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following was the only non-trading risk exposure of the Partnership/Funds as of December 31, 2016.

Foreign Currency Balances. The Partnerships/Funds may hold various foreign currency balances. The Advisors regularly convert foreign currency balances to U.S. dollars in attempt to control the Partnership’s/ Funds’ non-trading risk.

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

Item 8. Financial Statements and Supplementary Data.

The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm, for the years ended December 31, 2016, 2015 and 2014; Statements of Financial Condition at December 31, 2016 and 2015; Condensed Schedule of Investments as of December 31, 2016 and 2015; Statements of Income and Expenses for the years ended December 31, 2016, 2015, and 2014; Statements of Changes in Partners’ Capital for the years ended December 31, 2016, 2015 and 2014; and Notes to Financial Statements. Additional financial information has been filed as Exhibits to this Form 10-K.

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

The management of Emerging CTA Portfolio L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2016 based on the criteria referred to above.

Patrick T. Egan	Steven Ross
President and Director	Chief Financial Officer and Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC
General Partner,	General Partner,
Emerging CTA Portfolio L.P.	Emerging CTA Portfolio L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Emerging CTA Portfolio L.P.:

We have audited the accompanying statements of financial condition of Emerging CTA Portfolio L.P. (the “Partnership”), including the condensed schedules of investments, as of December 31, 2016 and 2015, and the related statements of income and expenses and changes in partners’ capital for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Emerging CTA Portfolio L.P. as of December 31, 2016 and 2015, and the results of its operations and changes in its partners’ capital for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 24, 2017

Emerging CTA Portfolio L.P.

Statements of Financial Condition

December 31, 2016 and 2015

	December 31, 2016	December 31, 2015
Assets:
Investment in the Funds (1), at fair value (Note 6)	$37,830,104	$62,285,375

Equity in trading account:
Investment in U.S. Treasury bills, at fair value (amortized cost $0 and $11,248,961 at December 31, 2016 and 2015, respectively)	-	11,248,588
Cash at MS&Co. (Note 3c)	26,587,134	15,654,546
Cash margin (Note 3c)	3,093,030	8,133,817
Net unrealized appreciation on open futures contracts	22,275	146,134

Total equity in trading account	29,702,439	35,183,085

Cash at bank (Note 1)	217	-
Interest receivable (Note 3c)	9,112	2,130

Total assets	$67,541,872	$97,470,590

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$-	$678,352
Accrued expenses:
Ongoing selling agent fees (Note 3d)	112,570	161,320
Management fees (Note 3b)	82,039	127,306
General Partner fees (Note 3a)	56,176	80,498
Incentive fees (Notes 3a and 3b)	120,842	-
Professional fees	130,926	194,123
Redemptions payable to General Partner (Note 7)	100,000	-
Redemptions payable to Limited Partners (Note 7)	3,048,601	1,900,350

Total liabilities	3,651,154	3,141,949

Partners’ Capital (Notes 1 and 7):
General Partner, Class A, 572.7556 and 814.5646 Redeemable Units outstanding at December 31, 2016 and 2015, respectively	718,402	1,081,872
Limited Partners, Class A, 50,365.0120 and 70,207.4852 Redeemable Units outstanding at December 31, 2016 and 2015, respectively	63,172,316	93,246,769

Total partners’ capital (net asset value)	63,890,718	94,328,641

Total liabilities and partners’ capital	$67,541,872	$97,470,590

Net asset value per Redeemable Unit, Class A	$1,254.29	$1,328.16

(1)	Defined in Note 4.

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.

Condensed Schedule of Investments

December 31, 2016

	Notional ($) / Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	16	$9,070	0.01%
Grains	61	(43,507)	(0.07)
Indices	28	25,542	0.04
Interest Rates Non-U.S.	268	78,021	0.12
Livestock	39	26,780	0.04
Metals	24	(20,805)	(0.02)
Softs	118	18,921	0.03

Total futures contracts purchased		94,022	0.15

Futures Contracts Sold
Currencies	139	(29,973)	(0.05)
Energy	6	(7,210)	(0.01)
Grains	420	(11,395)	(0.02)
Indices	565	7,727	0.01
Interest Rates U.S.	86	(9,600)	(0.02)
Interest Rates Non-U.S.	62	(25,156)	(0.04)
Metals	9	3,860	0.01

Total futures contracts sold		(71,747)	(0.12)

Net unrealized appreciation on open futures contracts		$22,275	0.03%

Investment in the Funds
SECOR Master Fund L.P.		$18,932,359	29.63%
Cambridge Master Fund L.P.		14,960,410	23.42
CMF Willowbridge Master Fund L.P.		3,937,335	6.16

Total investment in the Funds		$37,830,104	59.21%

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.

Condensed Schedule of Investments

December 31, 2015

	Notional ($) / Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Indices	296	$336,594	0.36%
Interest Rates U.S.	466	(157,655)	(0.17)
Interest Rates Non-U.S.	2,635	(450,352)	(0.48)

Total futures contracts purchased		(271,413)	(0.29)

Futures Contracts Sold
Energy	86	3,720	0.00 **
Grains	53	29,813	0.03
Indices	446	(89,279)	(0.09)
Interest Rates U.S.	732	339,849	0.36
Interest Rates Non-U.S.	1,796	204,572	0.22
Metals	101	(71,128)	(0.08)

Total futures contracts sold		417,547	0.44

Net unrealized appreciation on open futures contracts		$146,134	0.15%

Unrealized Appreciation on Open Forward Contracts
Currencies	$8,038,416	$422,969	0.45%

Total unrealized appreciation on open forward contracts		422,969	0.45

Unrealized Depreciation on Open Forward Contracts
Currencies	$43,159,674	(1,101,321)	(1.17)

Total unrealized depreciation on open forward contracts		(1,101,321)	(1.17)

Net unrealized depreciation on open forward contracts		$(678,352)	(0.72)%

U.S. Government Securities

Face Amount	Maturity Date	Description	Fair Value	% of Partners’ Capital
$4,250,000	1/21/2016	U.S. Treasury bills, 0.19% * (Amortized cost of $4,249,372)	$4,249,721	4.51%

$7,000,000	3/3/2016	U.S. Treasury bills, 0.015% * (Amortized cost of $6,999,589)	6,998,867	7.42

Total U.S. Government Securities			$11,248,588	11.93%

Investment in the Funds
SECOR Master Fund L.P.	$22,981,374	24.36%
Cambridge Master Fund L.P.	24,376,553	25.84
CMF Willowbridge Master Fund L.P.	14,927,448	15.82

Total investment in the Funds	$62,285,375	66.02%

*Liquid	non-cash held as collateral.

** Due to rounding.

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.

Statements of Income and Expenses

For the Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014
Investment Income:
Interest income	$65,647	$6,310	$4,974
Interest income allocated from the Funds	112,109	17,874	20,279

Total investment income	177,756	24,184	25,253

Expenses:
Expenses allocated from the Funds	415,196	687,310	1,341,161
Clearing fees related to direct investments (Note 3c)	244,910	267,311	263,588
Ongoing selling agent fees (Note 3d)	1,636,843	2,136,380	3,515,582
Management fees (Note 3b)	1,210,330	1,641,891	1,855,333
General Partner fees (Note 3a)	817,069	1,066,606	801,411
Incentive fees (Notes 3a and 3b)	301,291	1,434,431	2,640,529
Professional fees	422,957	494,726	441,355

Total expenses	5,048,596	7,728,655	10,858,959

Net investment loss	(4,870,840)	(7,704,471)	(10,833,706)

Trading Results:

Net gains (losses) on trading of commodity interests and investment in the Funds:
Net realized gains (losses) on closed contracts	(335,118)	(1,395,459)	(1,754,863)
Net realized gains (losses) on closed contracts allocated from the Funds	324,297	11,611,019	11,179,959
Net change in unrealized gains (losses) on open contracts	557,235	76,492	(734,504)
Net change in unrealized gains (losses) on open contracts allocated from the Funds	(43,431)	(4,496,249)	(1,394,812)

Total trading results	502,983	5,795,803	7,295,780

Net income (loss)	$(4,367,857)	$(1,908,668)	$(3,537,926)

Net income (loss) per Redeemable Unit, Class A (Note 8)*	$(73.87)	$(26.14)	$3.90

Weighted average Class A Redeemable Units outstanding	62,419.4823	78,310.5220	103,762.9323

*Represents the change in net asset value per Redeemable Unit.

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.

Statements of Changes in Partners’ Capital

For the Years Ended December 31, 2016, 2015 and 2014

	Limited Partners	General Partner	Total
Partners’ Capital, December 31, 2013	$160,078,566	$2,043,122	$162,121,688
Net income (loss)	(3,473,702)	(64,224)	(3,537,926)
Subscriptions of 5,734.0090 Redeemable Units	7,249,416	-	7,249,416
Redemptions of 570.5870 General Partner Redeemable Units	-	(702,619)	(702,619)
Redemptions of 40,577.9470 Redeemable Units	(50,502,567)	-	(50,502,567)

Partners’ Capital, December 31, 2014	113,351,713	1,276,279	114,627,992
Net income (loss)	(1,890,155)	(18,513)	(1,908,668)
Subscriptions of 2,514.3600 Redeemable Units	3,429,167	-	3,429,167
Redemptions of 127.8240 General Partner Redeemable Units	-	(175,894)	(175,894)
Redemptions of 16,004.4080 Redeemable Units	(21,643,956)	-	(21,643,956)

Partners’ Capital, December 31, 2015	93,246,769	1,081,872	94,328,641
Net income (loss)	(4,315,515)	(52,342)	(4,367,857)
Subscriptions of 544.1480 Redeemable Units	697,000	-	697,000
Redemptions of 241.8090 General Partner Redeemable Units	-	(311,128)	(311,128)
Redemptions of 20,386.6212 Redeemable Units	(26,455,938)	-	(26,455,938)

Partners’ Capital, December 31, 2016	$63,172,316	$718,402	$63,890,718

Net asset value per Class A Redeemable Unit:
2014:	$ 1,354.30

2015:	$ 1,328.16

2016:	$ 1,254.29

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

1.	Organization:

Emerging CTA Portfolio L.P. (the “Partnership”) is a limited partnership that was organized on July 7, 2003 under the partnership laws of the State of New York. The objective of the Partnership is to achieve capital appreciation through the allocation of assets to early-stage commodity trading advisors or established advisors employing early-stage strategies, which engage, directly and indirectly through investments in the Funds (defined in Note 4, “Trading Activities”), in speculative trading of a diversified portfolio of commodity interests, including futures, options on futures, forward, options on forward, spot and swap contracts, cash commodities and any other rights or interests pertaining thereto. The Partnership may also enter into swap and other derivative transactions directly and through its investments in the Funds with the approval of the General Partner (as defined below). The sectors traded include currencies, livestock, energy, grains, metals, indices, softs and U.S. and non-U.S. interest rates. The commodity interests that are traded by the Partnership and the Funds are volatile and involve a high degree of market risk. The General Partner may also determine to invest up to all of the Partnership’s assets in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates.

Between December 1, 2003 (commencement of the offering period) and August 5, 2004, 20,872 units of limited partnership interest (“Redeemable Units”) were sold at $1,000 per Redeemable Unit. The proceeds of the initial offering were held in an escrow account until August 6, 2004, at which time they were remitted to the Partnership for trading. The Partnership privately and continuously offers Redeemable Units to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. At December 31, 2016, the General Partner was a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings was ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses.

During the periods covered by this report, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. The Partnership/Funds also deposit a portion of their cash in a non-trading account at JPMorgan Chase Bank, N.A.

At December 31, 2016, all trading decisions were made for the Partnership by its trading advisors (the “Advisors”) either directly, through individually managed accounts, or indirectly, through investments in other collective investment vehicles. As of December 31, 2016, The Cambridge Strategy (Asset Management) Limited (“Cambridge”), Harbour Square Capital Management LLC (“Harbour Square”), Independent View BV (“Independent View”), SECOR Capital Advisors, LP (“SECOR”) and Willowbridge Associates Inc. (“Willowbridge”) served as the Partnership’s major commodity trading advisors. Effective September 30, 2016, Centurion Investment Management, LLC (“Centurion”) ceased to act as a commodity trading advisor to the Partnership. Effective July 31, 2016, Perella Weinberg Partners Capital Management LP (“Perella”) ceased to act as a commodity trading advisor to the Partnership. In addition, the General Partner may allocate the Partnership’s assets to additional non-major trading advisors (i.e. commodity trading advisors allocated less than 10% of the Partnership’s assets). Information about advisors allocated less than 10% of the Partnership’s assets may not be disclosed. The General Partner may also allocate less than 10% of the Partnership’s assets to a new trading advisor or another trading program of a current Advisor. The Advisors are not affiliated with one another, are not affiliated with the General Partner or MS&Co., and are not responsible for the organization or operation of the Partnership. References herein to the “Advisors” may also include, as relevant, references to Blackwater Capital Management, LLC (“Blackwater”), Perella, Centurion, 300 North Capital LLC (“300 North Capital”) and Principle Capital Management LLC (“Principle”).

As of September 1, 2011, the Partnership began offering three classes of limited partnership interests: Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units; each of which will be referred to as a “Class” and collectively referred to as the “Classes.” All Redeemable Units issued prior to September 1, 2011 were deemed “Class A Redeemable Units.” The rights, liabilities, risks, and fees associated with investment in the Class A Redeemable Units were not changed. Class A Redeemable Units and Class D Redeemable Units are available to taxable U.S. individuals and institutions, as well as U.S. tax exempt individuals and institutions. Class Z Redeemable Units are offered to certain employees of Morgan Stanley and its subsidiaries (and their family members). The Class of Redeemable Units that a limited partner receives upon subscription will generally depend upon the amount invested in the Partnership or the status of the limited partner, although the General Partner may determine to offer a particular Class of Redeemable Units to investors at its discretion. As of December 31, 2016 and 2015, there were no Redeemable Units outstanding in Class D or Class Z.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

The Partnership, directly and through its investment in the Funds, pays MS&Co. trading fees for the clearing and where applicable, execution of transactions.

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

b.

Profit Allocation. The General Partner and each limited partner of the Partnership share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no limited partner is liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions or redemptions and losses, if any.

c.	Statement of Cash Flows. The Partnership is not required to provide a Statement of Cash Flows.

d.

Partnership’s Investment in the Funds. The Partnership carries its investment in the Funds at fair value, other than its investment in CMF Willowbridge Master Fund L.P. (“Willowbridge Master”), based on the Partnership’s (1) net contribution to the Funds and (2) its allocated share of the undistributed profits and losses, including realized gains (losses) and net change in unrealized gains (losses), of the Funds. The Partnership carries its investment in Willowbridge Master at fair value based on Willowbridge Master’s net asset value per Redeemable Unit as calculated by Willowbridge Master.

e.

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

f.

Partnership’s Cash. The Partnership’s cash includes cash denominated in foreign currencies of $(265,409) (proceeds of $267,759) and $472,794 (cost of $473,186) as of December 31, 2016 and 2015, respectively.

g.

Income Taxes. Income taxes have not been listed as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The General Partner concluded that no provision for income tax is required in the Partnership’s financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2013 through 2016 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

h.

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

i.

Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with Accounting Standards Codification (“ASC”) 946, “Financial Services – Investment Companies.” See Note 8, “Financial Highlights.”

j.

Fair Value of Financial Instruments. The carrying value of the Partnership’s/Funds’ assets and liabilities presented in the Statements of Financial Condition that qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 825, “Financial Instruments,” approximates the fair value due to the short term nature of such balances.

k.

Recent Accounting Pronouncement. In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments for all entities that hold financial assets or owe financial liabilities. One of the amendments in this update eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet or a description of changes in the methods and significant assumptions. Additionally, the update eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities. Investment companies are specifically exempted from ASU 2016-01’s equity investment accounting provisions and will continue to follow the industry specific guidance for investment accounting under Topic 946. For public business entities, this update is effective for fiscal years beginning after December 15, 2017, and interim periods therein. For other entities, it is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The General Partner is currently evaluating the impact this guidance will have on the Partnership’s financial statements and related disclosures.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

3.	Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Partnership, including selecting one or more advisors to make trading decisions for the Partnership. The Partnership pays the General Partner a monthly administrative fee (“General Partner fees”) equal to 1/12 of 1% (1.0% per year) of month-end net assets. Prior to October 1, 2014, the Partnership paid the General Partner a monthly administrative fee equal to 1/24 of 1% (0.5% per year) of month-end net assets. Month-end net assets, for the purpose of calculating General Partner fees, are net assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s ongoing selling agent fees, management fees, incentive fee accruals, the General Partner fee and any redemptions or distributions as of the end of such month.

The Partnership will also pay the General Partner an incentive fee payable annually equal to 5% of the Partnership’s overall New Trading Profits, as defined in the Limited Partnership Agreement, earned in each calendar year. For the years ended December 31, 2016, 2015 and 2014, there were no incentive fees earned by the General Partner.

b.	Management Agreement:

The General Partner, on behalf of the Partnership, entered into management agreements (each, a “Management Agreement”) with the Advisors, each of which is a registered commodity trading advisor. The Advisors are not affiliated with one another, are not affiliated with the General Partner or MS&Co. and are not responsible for the organization or operation of the Partnership. Effective January 1, 2016, SECOR receives a monthly management fee equal to 1.75% per year of month-end net assets allocated to SECOR. Prior to January 1, 2016, SECOR received a monthly management fee equal to 2.0% per year. Cambridge receives a monthly management fee equal to 1.5% per year of month-end net assets allocated to Cambridge. Willowbridge receives a monthly management fee equal to 1.5% per year of month-end net assets allocated to Willowbridge. Harbour Square receives a monthly management fee equal to 1.25% per year of month-end net assets allocated to Harbour Square. Independent View receives a monthly management fee equal to 1.25% per year of month-end net assets allocated to Independent View.

Prior to its termination on July 31, 2016, Perella received a monthly management fee equal to 1.5% per year of month-end net assets allocated to Perella. From January 1, 2016 until its termination on September 30, 2016, Centurion received a monthly management fee equal to 1.00% per year of month-end net assets allocated to Centurion. Prior to January 1, 2016, Centurion received a monthly management fee equal to 1.25% per year. Prior to its termination on September 30, 2015, Blackwater received a monthly management fee equal to 0.75% per year of month-end net assets allocated to Blackwater. Prior to its termination on July 31, 2014, Principle received a monthly management fee equal to 1.5% per year of month-end net assets allocated to Principle. Prior to its termination on October 31, 2014, 300 North Capital received a monthly management fee equal to 1.5% per year of month-end net assets allocated to 300 North Capital. Month-end net assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fees, incentive fee accruals, the General Partner fee, ongoing selling agent fee and any redemptions or distributions as of the end of such month. Each Management Agreement may be terminated upon notice by either party.

In addition, the Partnership is obligated to pay each Advisor an incentive fee, payable quarterly, equal to 20% for SECOR, Willowbridge, Harbour Square and Independent View, and equal to 15% for Cambridge, of New Trading Profits, as defined in each Management Agreement, earned by each Advisor for the Partnership during each calendar quarter. Prior to its termination on September 30, 2016, Centurion was eligible to receive an incentive fee, payable quarterly, equal to 20% of New Trading Profits, as defined in its Management Agreement with the General Partner, earned by Centurion for the Partnership during each calendar quarter. Prior to its termination on July 31, 2016, Perella was eligible to receive an incentive fee, payable quarterly, equal to 20% of New Trading Profits, as defined in its Management Agreement with the General Partner, earned by Perella for the Partnership during each calendar quarter. Prior to its termination on September 30, 2015, Blackwater was eligible to receive an incentive fee, payable quarterly, equal to 20% of New Trading Profits, as defined in its Management Agreement with the General Partner, earned by Blackwater for the Partnership during each calendar quarter.

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

In allocating the assets of the Partnership among the Advisors, the General Partner conducts proprietary research and considers, among other factors, the background of the Advisors’ principals, as well as the Advisors’ trading styles, strategies and markets traded, expected volatility, trading results (to the extent available) and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors and may allocate assets to additional advisors at any time.

c.	Customer Agreement:

The Partnership has entered into a customer agreement with MS&Co. (the “Partnership Customer Agreement”). Under the Partnership Customer Agreement and the foreign exchange brokerage account agreement (described in Note 4, “Trading Activities”), the Partnership pays trading fees for the clearing and, where applicable, execution of transactions, as well as exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”) directly and indirectly through its investment in the Funds. Clearing fees are allocated to the Partnership based on its proportionate share of each Fund. Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. All of the Partnership’s assets available for trading in commodity interests not held in the Funds’ accounts at MS&Co. are deposited in the Partnership’s account at MS&Co. The Partnership’s cash deposited with MS&Co. is held in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. At December 31, 2016 and 2015, the amount of cash held for margin requirements was $3,093,030 and $8,133,817, respectively. MS&Co. has agreed to pay the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account at the rate equal to the monthly average of the 4-Week U.S. Treasury bill discount rate. The Partnership Customer Agreement may generally be terminated upon notice by either party.

d.	Selling Agent Agreement:

The Partnership has entered into a selling agent agreement with Morgan Stanley Wealth Management (the “Selling Agreement”). Under the Selling Agreement, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee. Prior to April 1, 2014, this monthly ongoing selling agent fee was equal to (i) 7/24 of 1% (3.5% per year) of month-end net assets for Class A Redeemable Units, (ii) 5/48 of 1% (1.25% per year) of month-end net assets for Class D Redeemable Units and (iii) 1/24 of 1% (0.50% per year) of month-end net assets for Class Z Redeemable Units. Effective April 1, 2014, the monthly ongoing selling agent fee was reduced to 5/24 of 1% (2.5% per year) for Class A Redeemable Units. Effective October 1, 2014, the monthly ongoing selling agent fee was (i) reduced to 4/24 of 1% (2.0% per year) for Class A Redeemable Units, (ii) reduced to 3/48 of 1% (0.75% per year) for Class D Redeemable Units and (iii) eliminated for Class Z Redeemable Units. Morgan Stanley Wealth Management pays a portion of its ongoing selling agent fees to properly registered or exempted financial advisors who have sold Redeemable Units. Month-end net assets, for the purpose of calculating ongoing selling agent fees are net assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s ongoing selling agent fees, incentive fee accruals, the monthly management fees, the General Partner fee and other expenses and any redemptions or distributions as of the end of such month.

The General Partner fees, management fees, incentive fees and all other expenses are allocated proportionally to each Class based on the net asset value of each Class.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

4.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses. The Partnership also invests certain of its assets through a “master/feeder” structure. The Partnership’s pro-rata share of the results of the Funds’ trading activities are shown in the Statements of Income and Expenses.

As of December 31, 2016, Cambridge Master Fund L.P. (“Cambridge Master”), Willowbridge Master, the Partnership and prior to its liquidation, Blackwater Master Fund L.P. (“Blackwater Master”) have entered into futures brokerage account agreements and foreign exchange brokerage account agreements with MS&Co. SECOR Master Fund L.P. (“SECOR Master”) has entered into a futures brokerage agreement with MS&Co. (each agreement, a “Fund Customer Agreement” and, together with the Partnership Customer Agreement, the “Customer Agreements”). Cambridge Master, Willowbridge Master and SECOR Master are collectively referred to as the “Funds.” References herein to “Funds” may also include as relevant, reference to Blackwater Master, Principle Master Fund L.P. (“Principle Master”), 300 North Capital Master Fund L.P. (“300 North Master”) and PGM Master Fund L.P. (“PGM Master”). The Partnership, through its investments in the Funds, pays MS&Co. trading fees for clearing and where applicable, execution of transactions. The assets allocated to Harbour Square are traded directly pursuant to Harbour Square’s Discretionary Energy Program. The assets allocated to Independent View are traded directly pursuant to Independent View’s IV Quantitative Futures Fund Program. Prior to its termination, the assets allocated to Perella were traded directly pursuant to a variation of the program traded by PWP Global Macro Master Fund L.P. Prior to its termination, the assets allocated to Centurion were traded directly pursuant to Centurion’s Short Term Systematic Strategy Program.

The Customer Agreements give the Partnership and the Funds, respectively, the legal right to net unrealized gains and losses on open futures and forward contracts in the Statements of Financial Condition. The Partnership and the Funds net, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts in the Statements of Financial Condition, as the criteria under ASC 210-20, “Balance Sheet,” have been met.

All of the commodity interests owned directly by the Partnership are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the years ended December 31, 2016 and 2015 were 2,412 and 2,882, respectively. The monthly average number of option contracts traded directly by the Partnership during the years ended December 31, 2016 and 2015 were 0 and 100, respectively. The monthly average notional values of currency forward contracts traded directly by the Partnership during the years ended December 31, 2016 and 2015 were $15,051,843 and $21,771,991, respectively.

Trading and transaction fees are based on the number of trades executed by the Advisors and the Partnership’s percentage ownership of each respective Fund.

All clearing fees paid to MS&Co. are borne by the Partnership for its direct trading. In addition, clearing fees are borne by the Funds and are allocated to the limited partners/members, including the Partnership.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting agreements or similar arrangements as of December 31, 2016 and 2015, respectively.

December 31, 2016	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
				Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount

Assets
Futures	$365,927	$(343,652)	$22,275	$-	$-	$22,275

Total assets	$365,927	$(343,652)	$22,275	$-	$-	$22,275

Liabilities
Futures	$(343,652)	$343,652	$-	$-	$-	$-

Total liabilities	$(343,652)	$343,652	$-	$-	$-	$-

Net Fair Value						$22,275	*

December 31, 2015	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
				Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount

Assets
Futures	$1,789,359	$(1,643,225)	$146,134	$-	$-	$146,134
Forwards	422,969	(422,969)	-	-	-	-

Total assets	$2,212,328	$(2,066,194)	$146,134	$-	$-	$146,134

Liabilities
Futures	$(1,643,225)	$1,643,225	$-	$-	$-	$-
Forwards	(1,101,321)	422,969	(678,352)	-	-	(678,352)

Total liabilities	$(2,744,546)	$2,066,194	$(678,352)	$-	$-	$(678,352)

Net Fair Value						$(532,218)	*

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

Emerging CTA Portfolio L.P.

Notes to Financial Statements

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts held directly by the Partnership as separate assets and liabilities as of December 31, 2016 and 2015, respectively.

Assets	December 31, 2016
Futures Contracts
Currencies	$20,075
Energy	10,875
Grains	33,090
Indices	126,605
Interest Rates U.S.	19,212
Interest Rates Non-U.S.	78,347
Livestock	29,680
Metals	16,503
Softs	31,540

Total unrealized appreciation on open futures contracts	365,927

Liabilities
Futures Contracts
Currencies	(50,048)
Energy	(9,015)
Grains	(87,992)
Indices	(93,336)
Interest Rates U.S.	(28,812)
Interest Rates Non-U.S.	(25,482)
Livestock	(2,900)
Metals	(33,448)
Softs	(12,619)

Total unrealized depreciation on open futures contracts	(343,652)

Net unrealized appreciation on open futures contracts	$22,275	*

* This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

Assets	December 31, 2015
Futures Contracts
Energy	$3,720
Grains	29,813
Indices	793,699
Interest Rates U.S.	339,849
Interest Rates Non-U.S.	607,581
Metals	14,697

Total unrealized appreciation on open futures contracts	1,789,359

Liabilities
Futures Contracts
Indices	(546,384)
Interest Rates U.S.	(157,655)
Interest Rates Non-U.S.	(853,361)
Metals	(85,825)

Total unrealized depreciation on open futures contracts	(1,643,225)

Net unrealized appreciation on open futures contracts	$146,134	*

Assets
Forward Contracts
Currencies	$422,969

Total unrealized appreciation on open forward contracts	422,969

Liabilities
Forward Contracts
Currencies	(1,101,321)

Total unrealized depreciation on open forward contracts	(1,101,321)

Net unrealized depreciation on open forward contracts	$(678,352)	**

* This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**This amount is in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the years ended December 31, 2016, 2015 and 2014, respectively.

Sector	2016		2015		2014
Currencies	$219,420		$(658,713)		$274,097
Energy	1,020,372		(274,934)		(1,826,652)
Grains	(81,019)		(36,678)		180,065
Indices	(152,017)		(912,299)		(843,355)
Interest Rates U.S.	(1,253,337)		321,210		333,522
Interest Rates Non-U.S.	1,238,890		42,459		(695,562)
Livestock	(54,052)		2,079		(53,734)
Metals	(454,501)		222,360		182,099
Softs	(261,639)		(24,451)		(39,847)

Total	$222,117	***	$(1,318,967)	***	$(2,489,367)	***

*** This amount is included in “Total trading results” in the Statements of Income and Expenses.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

5.	Fair Value Measurements:

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

The Partnership and the Funds consider prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of the U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by broker quotes or pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2016 and 2015, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the years ended December 31, 2016 and 2015, there were no transfers of assets or liabilities between Level 1 and Level 2.

December 31, 2016	Total	Level 1	Level 2	Level 3
Assets
Futures	$365,927	$365,927	$-	$-

Total assets	$365,927	$365,927	$-	$-

Liabilities
Futures	$343,652	$343,652	$-	$-

Total liabilities	$343,652	$343,652	$-	$-

December 31, 2015	Total	Level 1	Level 2	Level 3
Assets
U.S. Treasury bills	$11,248,588	$-	$11,248,588	$-
Futures	1,789,359	1,789,359	-	-
Forwards	422,969	-	422,969	-

Total assets	$13,460,916	$1,789,359	$11,671,557	$-

Liabilities
Futures	$1,643,225	$1,643,225	$-	$-
Forwards	1,101,321	-	1,101,321	-

Total liabilities	$2,744,546	$1,643,225	$1,101,321	$-

Emerging CTA Portfolio L.P.

Notes to Financial Statements

6.	Investment in the Funds:

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

The General Partner is not aware of any material changes to any of the trading programs discussed above during the year ended December 31, 2016.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

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

Management fees, ongoing selling agent fees, the General Partner fees and incentive fees are charged at the Partnership level. Professional fees are borne by the Funds and allocated to the Partnership, and also charged directly at the Partnership level.

At December 31, 2016, the Partnership owned approximately 49.1% of SECOR Master, 26.2% of Cambridge Master and 1.0% of Willowbridge Master. At December 31, 2015, the Partnership owned approximately 45.5% of SECOR Master, 40.8% of Cambridge Master and 4.3% of Willowbridge Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same as they would be if the Partnership traded directly and the redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and capital of the Funds is shown in the following tables:

	December 31, 2016
	Total Assets	Total Liabilities	Total Partners’ Capital
SECOR Master	$39,231,542	$679,104	$38,552,438
Cambridge Master	58,282,466	1,125,600	57,156,866
Willowbridge Master	396,846,845	5,348,232	391,498,613

	December 31, 2015
	Total Assets	Total Liabilities	Total Partners’ Capital
SECOR Master	$50,962,450	$464,928	$50,497,522
Cambridge Master	59,992,404	282,482	59,709,922
Willowbridge Master	351,368,221	2,668,272	348,699,949

Summarized information reflecting the net investment income (loss) from trading, total trading results and net income (loss) of the Funds is shown in the following tables:

	For the year ended December 31, 2016
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
SECOR Master	$(245,725)	$2,459,009	$2,213,284
Cambridge Master	10,557	(3,918,575)	(3,908,018)
Willowbridge Master	(120,715)	10,171,911	10,051,196

Emerging CTA Portfolio L.P.

Notes to Financial Statements

	For the year ended December 31, 2015
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
Blackwater Master	$(39,750)	$87,198	$47,448
SECOR Master	(396,486)	2,605,734	2,209,248
Cambridge Master	(86,844)	9,062,618	8,975,774
Willowbridge Master	(783,256)	6,652,400	5,869,144
PGM Master	(136,430)	(923,314)	(1,059,744)

Summarized information reflecting the Partnership’s investments in and the Partnership’s pro-rata share of the results of operations of the Funds is shown in the following tables:

	December 31, 2016		For the year ended December 31, 2016
Funds	% of Partners’ Capital	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Clearing Fees	Professional Fees

SECOR Master	29.63%	$18,932,359	$1,214,193	$305,523	$32,240	$876,430	Commodity Portfolio	Monthly
Cambridge Master	23.42%	14,960,410	(782, 577)	30,253	21,883	(834,713)	Commodity Portfolio	Monthly
Willowbridge Master	6.16%	3,937,335	(38,641)	23,494	1,803	(63,938)	Commodity Portfolio	Monthly

Total		$37,830,104	$392,975	$359,270	$55,926	$(22,221)

	December 31, 2015		For the year ended December 31, 2015
Funds	% of Partners’ Capital	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Clearing Fees	Professional Fees

Blackwater Master (a)	0.00%	$-	$73,712	$3,762	$10,276	$59,674	Commodity Portfolio	Monthly
SECOR Master	24.36%	22,981,374	1,756,788	355,955	52,990	1,347,843	Commodity Portfolio	Monthly
Cambridge Master	25.84%	24,376,553	5,950,194	42,672	56,721	5,850,801	Commodity Portfolio	Monthly
Willowbridge Master	15.82%	14,927,448	274,436	24,974	2,702	246,760	Commodity Portfolio	Monthly
PGM Master(b)	0.00%	-	(922,486)	75,206	62,052	(1,059,744)	Commodity Portfolio	Monthly

Total		$62,285,375	$7,132,644	$502,569	$184,741	$6,445,334

(a) From January 1, 2015 through September 30, 2015, the date the Partnership fully redeemed its interest in Blackwater Master.

(b) From January 1, 2015 through June 30, 2015, the date the Partnership fully redeemed its interest in PGM Master.

7.	Subscriptions, Distributions and Redemptions:

Subscriptions are accepted monthly from investors who become limited partners on the first day of the month after their subscriptions are processed. Distributions are made on a pro-rata basis at the sole discretion of the General Partner. No distributions have been made to date. The General Partner does not intend to make any distributions of the Partnership’s profits. A limited partner may require the Partnership to redeem its Redeemable Units at their net asset value as of the end of each month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

8.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the years ended December 31, 2016, 2015 and 2014 were as follows:

Class A

	2016	2015	2014
Per Redeemable Unit Performance (for a unit outstanding throughout the year):*
Net realized and unrealized gains (losses)	$4.16	$71.66	$112.59
Net investment loss	(78.03)	(97.80)	(108.69)

Increase (decrease) for the year	(73.87)	(26.14)	3.90
Net asset value per Redeemable Unit, beginning of year	1,328.16	1,354.30	1,350.40

Net asset value per Redeemable Unit, end of year	$1,254.29	$1,328.16	$1,354.30

Ratios to Average Limited Partners’ Capital:
Net investment loss **	(6.1) %	(7.4) %	(8.5) %

Operating expense	5.9%	6.0%	6.4%
Incentive fees	0.4%	1.4%	2.1%

Total expenses	6.3%	7.4%	8.5%

Total return:
Total return before incentive fees	(5.2) %	(0.5) %	2.4%
Incentive fees	(0.4) %	(1.4) %	(2.1) %

Total return after incentive fees	(5.6) %	(1.9) %	0.3%

*

Net investment loss per Redeemable Unit is calculated by dividing the expenses net of interest income by the average number of Redeemable Units outstanding during the year. The net realized and unrealized gains (losses) per Redeemable Unit is a balancing amount necessary to reconcile the change in net asset value per Redeemable Unit with the other per unit information.

**	Interest income less total expenses.

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

In the normal course of business, the Partnership and the Funds are party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include futures, forwards, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, swap and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time, approximately 46.3% to 73.5% of the Partnership’s/Funds’ contracts are traded OTC.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds have credit risk and concentration risk, as MS&Co. or an MS&Co. affiliate, is the sole counterparty or broker with respect to the Partnership’s/Funds’ assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co. or an MS&Co. affiliate, the Partnership’s/Funds’ counterparty is an exchange or clearing organization.

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

10.	Subsequent Events:

As of January 1, 2017, the General Partner became a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). Prior to January 1, 2017, the General Partner was a wholly-owned subsidiary of MSSB Holdings. MSD Holdings is ultimately owned by Morgan Stanley.

On January 1, 2017, the General Partner and the Partnership entered into a management agreement with AE Capital PTY Limited (“AE Capital”). The Partnership allocated a portion of its assets to AE Capital on or about February 1, 2017. AE Capital commenced trading pursuant to AE Capital’s AE Systematic FX Fund Program on March 1, 2017.

Effective February 28, 2017, the Partnership fully redeemed its investment from Willowbridge Master. In addition, Willowbridge no longer acts as a commodity trading advisor to the Partnership. Effective on or about March 1, 2017, the Partnership reallocated the assets allocated to Willowbridge to the remaining commodity trading advisors to the Partnership.

The General Partner has evaluated the subsequent events through the date the financial statements are issued and has determined that there were no additional subsequent events requiring adjustment to or disclosure in the financial statements.

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2016 and 2015 are summarized below:

	For the period from October 1, 2016 to December 31, 2016	For the period from July 1, 2016 to September 30, 2016	For the period from April 1, 2016 to June 30, 2016	For the period from January 1, 2016 to March 31, 2016
Total trading results	$(589,047)	$21,062	$(1,231,024)	$2,301,992
Total investment income	46,611	43,191	37,350	50,604
Total expenses	(1,040,188)	(1,216,772)	(1,231,490)	(1,560,146)

Net income (loss)	$(1,582,624)	$(1,152,519)	$(2,425,164)	$792,450

Increase (decrease) in Net Asset Value per Redeemable Unit of Class A	$(29.08)	$(19.23)	$(36.43)	$10.87

	For the period from October 1, 2015 to December 31, 2015	For the period from July 1, 2015 to September 30, 2015	For the period from April 1, 2015 to June 30, 2015	For the period from January 1, 2015 to March 31, 2015
Total trading results	$(1,928,577)	$6,263,940	$(3,239,895)	$4,700,335
Total investment income	8,919	10,750	2,008	2,507
Total expenses	(1,378,027)	(2,259,399)	(1,559,609)	(2,531,620)

Net income (loss)	$(3,297,685)	$4,015,291	$(4,797,496)	$2,171,222

Increase (decrease) in Net Asset Value per Redeemable Unit of Class A	$(44.88)	$52.69	$(59.72)	$25.77

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On December 1, 2016, the Board of Directors of the General Partner dismissed Deloitte & Touche LLP (“Deloitte”) as the registered public accounting firm for the Partnership, effective as of the close of business on the day the Partnership’s audited financial statements for the 2016 fiscal year end, including this Form 10-K, are filed.

The audit reports of Deloitte on the Partnership’s financial statements as of and for the two most recent fiscal years (ending December 31, 2016 and December 31, 2015) did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the Partnership’s three most recent fiscal years (ending December 31, 2016, December 31, 2015 and December 31, 2014), there were no disagreements between the Partnership and Deloitte on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte, would have caused it to make a reference to the subject matter thereof in its report on the financial statements of the Partnership for such periods. During the Partnership’s three most recent fiscal years (ending December 31, 2016, December 31, 2015 and December 31, 2014), there were no “reportable events” (as defined in Regulation S-K Item 304(a)(1)(v)).

On December 1, 2016, the Board of Directors of the General Partner, on behalf of the Partnership, approved the engagement of Ernst & Young LLP (“EY”) as the independent registered public accounting firm for the Partnership. During the Partnership’s fiscal years ending December 31, 2015 and December 31, 2014 and the interim period prior to engaging EY, neither the Partnership, the General Partner, nor anyone on their behalf consulted EY, on behalf of the Partnership, regarding the application of accounting principles to a specified transaction (either completed or proposed), the type of audit opinion that might be rendered on the Partnership’s financial statements, or any matter that was either the subject of a “disagreement,” as defined in Item 304(a)(1)(iv) of Regulation S-K and the instructions thereto, or a “reportable event,” as defined in Item 304(a)(1)(v) of Regulation S-K.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2016 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

The report included in “Item 8. Financial Statements and Supplementary Data.” includes the General Partner’s report on internal control over financial reporting (“Management’s Report”).

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2016 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B. Other Information.

On January 1, 2017, the General Partner and the Partnership entered into a management agreement with AE Capital PTY Limited (“AE Capital”). The Partnership allocated a portion of its assets to AE Capital on or about February 1, 2017. AE Capital commenced trading pursuant to AE Capital’s AE Systematic FX Fund Program on March 1, 2017.

Effective February 28, 2017, the Partnership fully redeemed its investment from Willowbridge Master. In addition, Willowbridge no longer acts as a commodity trading advisor to the Partnership. Effective on or about March 1, 2017, the Partnership reallocated the assets allocated to Willowbridge to the remaining commodity trading advisors to the Partnership.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Partnership has no directors or executive officers and its affairs are managed by its General Partner. Investment decisions are made by the Advisors.

The directors and executive officers of the General Partner are Patrick T. Egan (President and Chairman of the Board of Directors of the General Partner), Steven Ross (Chief Financial Officer and Director), Maureen O’Toole (Director), M. Paul Martin (Director), Feta Zabeli (Director) and Matthew R. Graver (Director). Each director holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) MSD Holdings, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.

Directors of the General Partner are responsible for overall corporate governance of the General Partner and meet periodically to consider strategic decisions regarding the General Partner’s activities. Under CFTC rules, each Director of the General Partner is deemed to be a principal of the General Partner and, as a result, is listed as such with NFA. Patrick T. Egan, Steven Ross, Maureen O’Toole and Feta Zabeli serve on the General Partner’s Investment Committee and are the trading principals responsible for allocation decisions (or supervising those responsible).

Patrick T. Egan, age 48, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of NFA. Since October 2014, Mr. Egan has served as President and Chairman of the Board of Directors of the General Partner. Since August 2013, Mr. Egan has been registered as a swap associated person of the General Partner. From September 2013 to May 2014, Mr. Egan served as a Vice President of Morgan Stanley Strategies LLC, formerly known as Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley AI GP LLC, formerly known as Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. From September 2013 to May 2014, Mr. Egan was registered as an associated person and listed as a principal of each such entity. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Mr. Egan was responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities. From June 2009 to December 2014, Mr. Egan was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities included serving as Executive Director and as Co-Chief Investment Officer for Morgan Stanley Managed Futures from June 2009 through June 2011 and as Chief Risk Officer for Morgan Stanley Managed Futures from June 2011 through October 2014. Since October 2014, Mr. Egan has been responsible for the day-to-day operations and management of Morgan Stanley Managed Futures. Since January 2015, Mr. Egan has been employed by the General Partner. From November 2010 to October 2014, Mr. Egan was registered as an associated person of Morgan Stanley Smith Barney LLC. From April 2007 through June 2009, Mr. Egan was employed by MS & Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through June 2009, Mr. Egan was registered as an associated person of MS & Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

Steven Ross, age 45, has been Chief Financial Officer and a principal of the General Partner since July 2014 and a Director of the General Partner since February 2016. Mr. Ross has been employed by Morgan Stanley Investment Management, a financial services firm, since September 2005, where his responsibilities include serving as an Assistant Treasurer of Morgan Stanley with respect to certain investment vehicles publicly offered by Morgan Stanley. Mr. Ross is also an Executive Director of the Morgan Stanley Fund Administration Group where he is responsible for finance and accounting matters for certain private funds offered by Morgan Stanley. Before joining Morgan Stanley Investment Management, Mr. Ross was employed by JPMorgan Investor Services Co., a financial services firm, from December 1997 through September 2005, where his responsibilities included serving as a Vice President responsible for the accounting of certain funds sponsored by JPMorgan Chase & Co. and other large fund families serviced by JPMorgan Investor Services Co. From April 1997 to December 1997, Mr. Ross was employed by Investors Bank & Trust, a financial services firm, where his responsibilities included performing mutual fund accounting for financial services firms. Mr. Ross began his career at Putnam Investments LLC, a financial services firm, where he was responsible for providing broker services for certain funds sponsored by Putnam Investments LLC from August 1996 to April 1997. Mr. Ross received a B.S. in Accounting from Rhode Island College in May 1995.

Maureen O’Toole, age 59, has been a Director, listed as a principal and registered as an associated person of the General Partner since May 2016. She has also been the Head of Managed Futures at Morgan Stanley Investment Management, a financial services firm, since May 2016 where she is responsible for developing and managing the managed futures business strategy. She joined Morgan Stanley Investment Management in June 2012 as Managing Director in charge of the intermediary alternative investment sales team. In this capacity she was responsible for the management of a team responsible for business development in managed futures, hedge funds and private investments. She has been registered as an associated person of Morgan Stanley Investment Management since June 2012. From April 2010 until June 2012, Ms. O’Toole was a managing director at K2 Advisors, L.L.C., a hedge fund investment advisory firm, where she was responsible for development of the firm’s investment funds. Between March 1993 and April 2010, Ms. O’Toole was employed by a variety of divisions within what became Citigroup Global Markets Inc., a financial services firm. Between August 2009 and April 2010, she worked in product development within Citi Private Bank, where she assisted in sourcing new investment platforms for its alternatives business. Between January 2002 and August 2009, Ms. O’Toole was Managing Director and Head of Sales and Client Service within Citigroup Alternative Investments. In this role she managed the high net worth sales team for Citigroup Alternative Investments through the Global Wealth Management channel, overseeing education and marketing. Prior to that, between November 1996 and January 2002, Ms. O’Toole was Director of Sales and Marketing within the managed futures department of Smith Barney. Prior to being named Director of Sales and Marketing, Ms. O’Toole was involved in the international development of the managed futures business within the managed futures department from March 1993 until November 1996. In this role, Ms. O’Toole oversaw due diligence and portfolio construction for the managed futures department. Ms. O’Toole served as a Director of Citigroup Managed Futures LLC (the predecessor entity to the General Partner) from August 2001 until October 2006, was listed as a principal of such entity from August 1998 until October 2006 and was registered as an associated person of such entity from January 2004 until October 2006. She was also registered as an associated person of Citigroup Global Markets Inc. from April 1993 until June 2010. Prior to Citigroup Global Markets Inc., Ms. O’Toole was employed at Rodman & Renshaw Inc., an investment bank, as head of managed futures manager research and portfolio construction between March 1989 and March 1993 and was registered as an associated person from June 1991 until March 1993. She was registered as an associated person of Rosenthal Collins Futures Management, Inc., a commodity pool operator and wholly owned subsidiary of Rodman & Renshaw, from January 1992 until March 1993. She began her investment career at Drexel Burnham Lambert Inc., an investment bank, in January 1982 where she worked as a research analyst, performing modeling on financial futures hedging and trading strategies until February 1989 and was registered as an associated person from December 1988 until February 1989. Ms. O’Toole obtained her Bachelor of Arts in Speech Pathology and Audiology from California State University Chico, in June 1979, and her Masters in Management from Kellogg Graduate School of Management at Northwestern University, in June 1989.

M. Paul Martin, age 58, has been a Director of the General Partner since October 2014. Mr. Martin has also served as Managing Director – Global Operations of Morgan Stanley Investment Management, a financial services firm, since June 2006, where his responsibilities include managing all elements of in-sourced and out-sourced global operations, and serving as a senior member of Morgan Stanley Investment Management’s Management, Risk Management, & New Products Committees. Mr. Martin has been listed as a principal of the General Partner since October 2014. Mr. Martin previously served as the Managing Director and Chief Operating Officer of Morgan Stanley Fund Services, a financial services firm, where his responsibilities included launching the Hedge Fund Administration business and being responsible for operations, fund accounting and administration, technology and compliance, from May 2004 through May 2006. Previously, Mr. Martin served as Managing Director – Institutional Investment Operations of Morgan Stanley Investment Management from January 1995 until April 2004, where his responsibilities included trading room support, portfolio administration, service provider management, and derivatives processing and control. From April 1994 through January 1995, Mr. Martin served as Senior Vice President and Head of Custody Operations for Fidelity Investments, a financial services firm. From October 1989 through April 1994, Mr. Martin served as Executive Director and Head of Global Operations for Morgan Stanley Trust Company, a financial services firm. Mr. Martin also served as Vice President – Information Technology for MS & Co., a financial services firm, from June 1984 through October 1989, where his responsibilities included acting as Senior Developer and Programming Manager – Prime Brokerage and Securities Clearance Systems, and as Part-time Manager – IT Training Program. From February 1984 through May 1984, Mr. Martin served as a Senior Analyst in the Financial Control Group of Shearson Lehman Brothers, Inc., a financial services firm. From October 1980 through January 1984, Mr. Martin served as a Senior Consultant – Management Information Consulting Division at Arthur Andersen & Co., an accounting firm, where his responsibilities included programming and programming supervisory roles at large governmental agencies. Mr. Martin received a B.S. in Business Administration—Finance from Georgetown University in May 1980 and an M.B.A. in Finance from New York University in June 1993.

Feta Zabeli, age 57, has been a Director of the General Partner since October 2014. Mr. Zabeli has also served as a director on the Board of Directors of Morgan Stanley Investment Management, a financial services firm, since January 2015 and has been listed as a principal since February 2015. Since May 2016, Mr. Zabeli is the Chief Risk Officer for Morgan Stanley Investment Management, responsible for all investment and operational risk management globally. From January 2012 to May 2016, Mr. Zabeli was Global Head of Risk for Morgan Stanley Investment Management’s Traditional Asset Management business where he was responsible for investment risk of all equity, fixed income, money market, multi-asset class and alternatives portfolios. He was also responsible for counterparty and quantitative model risk for the traditional asset management business. He joined Morgan Stanley in January 2012. Mr. Zabeli has been listed as a principal of the General Partner since October 2014. Mr. Zabeli was on garden leave in December 2011. From February 2006 to November 2011, Mr. Zabeli was Senior Vice President, and most recently Global Co-Head of Risk, for AllianceBernstein L.P., a global investment firm, with various risk management assignments in Hong Kong, Tokyo, London and New York. From August 2006 to April 2009, Mr. Zabeli was based in Hong Kong for AllianceBernstein as the Director of Risk Management for Asia Pacific. From April 2009 to July 2011, he was based in Tokyo for AllianceBernstein as both Director of Risk Management for Asia Pacific and Head of Risk Management for Japan. From July 2011 to November 2011, he was based in London for AllianceBernstein as Global Head of Operational & Credit/Counterparty Risk. In these roles at AllianceBernstein he was responsible for the full range of risk management functions including investment, operational and credit/counterparty risk. Prior to his Risk

Management roles at Morgan Stanley and AllianceBernstein, Mr. Zabeli held positions as a managing director at Citigroup Asset Management, the asset management division of Citigroup, an international financial services company, from April 1998 to January 2006, where he worked as a quantitative research analyst and portfolio manager, and director at BARRA Inc., a global provider of risk analytic tools to investment institutions, from September 1993 to March 1998, where he developed risk models and applications. Mr. Zabeli received a B.S. in Aerospace Engineering from Rensselaer Polytechnic Institute in May 1982, an M.S. in Electrical Engineering from the University of Southern California in May 1988 and an M.B.A. from the University of California at Los Angeles in August 1992.

Matthew R. Graver, age 49, has been a Director of the General Partner and listed as a principal since November 2016. Since January 2008, Mr. Graver has served as Managing Director of Morgan Stanley Investment Management, a financial services firm, and Chief Operating Officer for Morgan Stanley AIP Fund of Hedge Funds, a business unit offering managed portfolios of hedge funds. Since November 2015, Mr. Graver has been listed as a principal and director of Morgan Stanley AIP Cayman GP Ltd., a commodity pool operator. From January 2005 to January 2008, Mr. Graver served as Executive Director of Morgan Stanley Investment Management and from August 2003 to January 2005, Mr. Graver served as Vice President of Morgan Stanley Investment Management. From August 2003 to January 2008, Mr. Graver’s primary responsibilities included serving as Head of Operational Due Diligence for Morgan Stanley AIP Fund of Hedge Funds in which role he oversaw due diligence into operational factors of alternative investment entities. From July 1997 to July 2003, Mr. Graver was employed by PricewaterhouseCoopers LLP, an international auditing and professional services firm, where he served as a senior audit manager and was responsible for managing independent audits of financial services firms. From June 1993 to June 1997, Mr. Graver was employed by PNC Bank, a bank offering consumer and corporate services, where he served as a mutual fund accounting manager and was responsible for managing an accounting team that performed daily accounting functions and valuation calculations for a group of mutual funds. From July 1989 through June 1993, Mr. Graver was employed by Coopers & Lybrand LLP, a predecessor accounting firm to PricewaterhouseCoopers LLP, where he was a senior audit associate and was responsible for performing audits of financial services firms. Mr. Graver earned his Bachelor of Science degree in Accounting in May 1989 from Pennsylvania State University and Masters of Business Administration from Villanova University in May 2002.

The Partnership has not adopted a code of ethics that applies to officers because it has no officers. In addition, the Partnership has not adopted any procedures by which investors may recommend nominees to the Partnership’s board of directors and has not established an audit committee because it has no board of directors.

Item 11. Executive Compensation.

The Partnership has no directors or executive officers. As a limited partnership, the business of the Partnership is managed by the General Partner, which is responsible for the administration of the business affairs of the Partnership. The Partnership pays the General Partner a General Partner fee equal to an annual rate of 1.0% (paid monthly) of the Partnership’s net assets.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners. As of February 28, 2017, the Partnership knows of no person who beneficially owns more than 5% of the Redeemable Units outstanding.

(b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner. The following table indicates securities owned by the General Partner as of December 31, 2016:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
Class A Redeemable Units	General Partner	572.7556	1.1%

(c) Changes in control. None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

(a) Transactions with related persons. None.

(b) Review, approval or ratification of transactions with related persons. Not applicable.

(c) Promoters and certain control persons. MS&Co., CGM, Morgan Stanley Wealth Management and the General Partner could be considered promoters for purposes of item 404(c) of Regulation S-K. The nature and the amounts of compensation each promoter received or will receive, if any, from the Partnership are set forth under “Item 1. Business,” “Item 8. Financial Statements and Supplementary Data,” and “Item 11. Executive Compensation.”

Item 14. Principal Accountant Fees and Services.

(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Deloitte for the years ended December 31, 2016 and 2015 for the audits of the Partnership’s annual financial statements, reviews of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2016	$129,400
2015	$140,600

(2) Audit-Related Fees. None.

(3) Tax Fees. The Partnership did not pay Deloitte any amounts in 2016 and 2015 for professional services in connection with tax compliance, tax advice, and tax planning.

(4) All Other Fees. None.

(5) Not Applicable.

(6) Not Applicable.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

1	Financial Statements:

Statements of Financial Condition at December 31, 2016 and 2015.

Condensed Schedule of Investments at December 31, 2016 and Schedule of Investments at December 31, 2015. Statements of Income and Expenses for the years ended December 31, 2016, 2015 and 2014.

Statements of Changes in Partners’ Capital for the years ended December 31, 2016, 2015 and 2014.

Notes to Financial Statements.

2	Exhibits:

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

(c)	Letter from the General Partner to Willowbridge Associates Inc. extending the Management Agreement from June 30, 2016 to June 30, 2017 (filed herewith).

10.11(a)

Amended and Restated Management Agreement among the Partnership, the General Partner and The Cambridge Strategy (Asset Management) Limited (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on October 7, 2013 and incorporated herein by reference).

(b)	Letter from the General Partner to The Cambridge Strategy (Asset Management) Limited extending the Management Agreement from June 30, 2016 to June 30, 2017 (filed herewith).

10.12(a)

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

(c)	Letter from the General Partner to SECOR Capital Advisors, LP extending the Management Agreement from June 30, 2016 to June 30, 2017 (filed herewith).

10.13(a)

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

10.17

Amended and Restated Management Agreement among the Partnership, the General Partner and Perella Weinberg Partners Capital Management LP (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on July 6, 2015 and incorporated herein by reference).

10.18(a)

Escrow Agreement among the General Partner, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.14(a) to the Annual Report on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

(b)

Amendment No. 5 to Escrow Agreement among the General Partner, Morgan Stanley Smith Barney LLC and the Bank of New York, (filed as Exhibit 10.14(b) to the Annual Report on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.19

Management Agreement among the Partnership, the General Partner and Harbour Square Capital Management LLC (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 15, 2016 and incorporated herein by reference).

10.20

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
Date: March 28, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Patrick T. Egan	/s/ Feta Zabeli	/s/ Maureen O’Toole
Patrick T. Egan President and Director Ceres Managed Futures LLC Date: March 28, 2017	Feta Zabeli Director Ceres Managed Futures LLC Date: March 28, 2017	Maureen O’Toole Director Ceres Managed Futures LLC Date: March 28, 2017

/s/ Steven Ross	/s/ M. Paul Martin	/s/ Matthew R. Graver
Steven Ross	M. Paul Martin	Matthew R. Graver
Chief Financial Officer and Director	Director	Director
(Principal Accounting Officer)	Ceres Managed Futures LLC	Ceres Managed Futures LLC
Ceres Managed Futures LLC	Date: March 28, 2017	Date: March 28, 2017
Date: March 28, 2017

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

Annual Report to limited partners

No proxy material has been sent to limited partners.