Form 10-Q
period 2017-03-31
EMERGING CTA PORTFOLIO LP
filed 2017-05-11
CIK 1269190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No -

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes X No -

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer                         Accelerated filer             Non-accelerated filer X

Smaller reporting company          Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes - No X

As of April 30, 2017, 46,874.3960 Limited Partnership Class A Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Emerging CTA Portfolio L.P.

Statements of Financial Condition

(Unaudited)

	March 31, 2017	December 31, 2016
Assets:

Investment in the Funds(1), at fair value	$24,085,757	$37,830,104

Equity in trading account:
Cash at MS&Co.	33,831,099	26,587,134
Cash margin	3,782,258	3,093,030
Net unrealized appreciation on open futures contracts	133,816	22,275
Net unrealized appreciation on open forward contracts	24,278	-

Total equity in trading account	37,771,451	29,702,439

Cash at bank	1,022	217
Interest receivable	19,184	9,112

Total assets	$61,877,414	$67,541,872

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$103,129	$112,570
Management fees	74,509	82,039
General Partner fees	51,407	56,176
Incentive fees	61,154	120,842
Professional fees	188,491	130,926
Redemptions payable to General Partner	-	100,000
Redemptions payable to Limited Partners	837,548	3,048,601

Total liabilities	1,316,238	3,651,154

Partners’ Capital:
General Partner, Class A, 572.7556 Redeemable Units outstanding at March 31, 2017 and December 31, 2016	721,252	718,402
Limited Partners, Class A, 47,519.6690 and 50,365.0120 Redeemable Units outstanding at March 31, 2017 and December 31, 2016, respectively	59,839,924	63,172,316

Total partners’ capital (net asset value)	60,561,176	63,890,718

Total liabilities and partners’ capital	$61,877,414	$67,541,872

Net asset value per Redeemable Unit, Class A	$1,259.27	$1,254.29

      (1) Defined in Note 1.

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.

Condensed Schedule of Investments

March 31, 2017

(Unaudited)

	Notional($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	226	$69,139	0.11%
Energy	365	490,676	0.81
Grains	47	(99,025)	(0.16)
Indices	38	34,278	0.06
Interest Rates U.S.	43	610	0.00 *
Interest Rates Non-U.S.	260	52,140	0.09
Livestock	26	(4,060)	(0.01)
Metals	52	21,538	0.03
Softs	5	(925)	(0.00) *

Total futures contracts purchased		564,371	0.93

Futures Contracts Sold
Currencies	129	(36,054)	(0.06)
Energy	366	(461,277)	(0.76)
Grains	355	107,761	0.18
Indices	823	62,563	0.10
Interest Rates U.S.	5	(1,516)	(0.00) *
Interest Rates Non-U.S.	570	(106,891)	(0.18)
Livestock	35	(640)	(0.00) *
Softs	20	5,499	0.01

Total futures contracts sold		(430,555)	(0.71)

Net unrealized appreciation on open futures contracts		$133,816	0.22%

Unrealized Appreciation on Open Forward Contracts
Currencies	$40,947,157	$136,632	0.23%

Total unrealized appreciation on open forward contracts		136,632	0.23

Unrealized Depreciation on Open Forward Contracts
Currencies	$35,041,009	(112,354)	(0.19)

Total unrealized depreciation on open forward contracts		(112,354)	(0.19)

Net unrealized appreciation on open forward contracts		$24,278	0.04%

Investment in the Funds
SECOR Master Fund L.P.		$14,256,259	23.54%
Cambridge Master Fund L.P.		9,829,498	16.23

Total Investment in the Funds		$24,085,757	39.77%

*	Due to rounding.

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

Emerging CTA Portfolio L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Investment Income:
Interest income	$43,902	$17,049
Interest income allocated from the Funds	35,692	33,555

Total investment income	79,594	50,604

Expenses:
Expenses allocated from the Funds	60,542	129,152
Clearing fees related to direct investments	41,427	72,254
Ongoing selling agent fees	317,327	474,137
Management fees	217,477	352,672
General Partner fees	158,239	236,716
Incentive fees	61,154	180,449
Professional fees	93,756	114,766

Total expenses	949,922	1,560,146

Net investment loss	(870,328)	(1,509,542)

Trading Results:

Net gains (losses) on trading of commodity interests and investment in the Funds:
Net realized gains (losses) on closed contracts	129,547	(564,110)
Net realized gains (losses) on closed contracts allocated from the Funds	460,315	694,369
Net change in unrealized gains (losses) on open contracts	133,469	729,856
Net change in unrealized gains (losses) on open contracts allocated from the Funds	410,173	1,441,877

Total trading results	1,133,504	2,301,992

Net income (loss)	263,176	792,450
Subscriptions - Limited Partners	79,000	-
Redemptions - Limited Partners	(3,671,718)	(6,037,303)

Net increase (decrease) in partners’ capital	(3,329,542)	(5,244,853)
Partners’ capital, beginning of period	63,890,718	94,328,641

Partners’ capital, end of period	$60,561,176	$89,083,788

Net asset value per Class A Redeemable Unit (48,092.4246 and 66,528.3498 Redeemable Units outstanding at March 31, 2017 and 2016, respectively)	$1,259.27	$1,339.03

Net income (loss) per Redeemable Unit, Class A*	$4.98	$10.87

Weighted average Class A Redeemable Units outstanding	49,950.3903	69,981.5241

*	Represents the change in net asset value per Redeemable Unit during the period.

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

During the reporting periods ended March 31, 2017 and 2016, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. The Partnership/Funds also deposit a portion of their cash in non-trading accounts at JPMorgan Chase Bank, N.A.

As of September 1, 2011, the Partnership began offering three classes of limited partnership interests: Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units; each of which will be referred to as a “Class” and collectively referred to as the “Classes.” All Redeemable Units issued prior to September 1, 2011 were deemed “Class A Redeemable Units.” The rights, liabilities, risks, and fees associated with investment in the Class A Redeemable Units were not changed. Class A Redeemable Units and Class D Redeemable Units are available to taxable U.S. individuals and institutions, as well as U.S. tax exempt individuals and institutions. Class Z Redeemable Units are offered to certain employees of Morgan Stanley and its subsidiaries (and their family members). The Class of Redeemable Units that a limited partner of the Partnership receives upon subscription will generally depend upon the amount invested in the Partnership or the status of the limited partner, although the General Partner may determine to offer a particular Class of Redeemable Units to investors at its discretion. As of March 31, 2017, there were no Redeemable Units outstanding in Class D or Class Z.

All trading decisions are made for the Partnership by its trading advisors (the “Advisors”) either directly, through individually managed accounts, or indirectly, through investments in other collective investment vehicles. As of March 31, 2017, AE Capital PTY Limited (“AE Capital”), The Cambridge Strategy (Asset Management) Limited (“Cambridge”), Harbour Square Capital Management LLC (“Harbour Square”), Independent View BV (“Independent View”) and SECOR Capital Advisors, LP (“SECOR”) served as the Partnership’s major commodity trading advisors. Effective February 28, 2017, Willowbridge Associates Inc. (“Willowbridge”) ceased to act as a commodity trading advisor to the Partnership. Effective September 30, 2016, Centurion Investment Management, LLC (“Centurion”) ceased to act as a commodity trading advisor to the Partnership. Effective July 31, 2016, Perella Weinberg Partners Capital Management LP (“Perella”) ceased to act as a commodity trading advisor to the Partnership. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through individually managed accounts, or indirectly, through investments in the Funds. In addition, the General Partner may allocate the Partnership’s assets to additional non-major trading advisors (i.e. commodity trading advisors allocated less than 10% of the Partnership’s assets). Information about advisors allocated less than 10% of the Partnership’s assets may not be disclosed. The General Partner may also allocate less than 10% of the Partnership’s assets to a new trading advisor or another trading program of a current Advisor. The Advisors are not affiliated with one another, are not affiliated with the General Partner or MS&Co. and are not responsible for the organization or operation of the Partnership. References herein to the “Advisors” may also include, as relevant, references to Willowbridge, Perella and Centurion.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

From May 12, 2014 until its termination effective September 30, 2016, the assets allocated to Centurion for trading had been traded directly pursuant to Centurion’s Short Term Systemic Strategy Program. Prior to its termination effective July 31, 2016, the assets allocated to Perella had been traded directly pursuant to a variation of the program traded by PWP Global Macro Master Fund L.P. On August 1, 2016, the Partnership allocated a portion of its assets to Harbour Square, which is managed and traded by Harbour Square pursuant to Harbour Square’s Discretionary Energy Program. On October 1, 2016, the Partnership allocated a portion of its assets to Independent View, which is managed and traded by Independent View pursuant to Independent View’s IV Quantitative Futures Fund Program. On February 1, 2017, the Partnership allocated a portion of its assets to AE Capital. AE Capital commenced trading pursuant to AE Capital’s AE Systematic FX Fund Program on March 1, 2017.

Cambridge Master Fund L.P (“Cambridge Master”), the Partnership and CMF Willowbridge Master Fund L.P. (“Willowbridge Master”) have entered into futures brokerage account agreements and foreign exchange brokerage account agreements with MS&Co. SECOR Master Fund L.P (“SECOR Master”) has entered into a futures brokerage account agreement with MS&Co. Cambridge Master and SECOR Master are collectively referred to as the “Funds.” References herein to “Funds” may also include as relevant, references to Willowbridge Master. The Partnership, directly and through its investment in the Funds, pays MS&Co. (or will reimburse MS&Co. if previously paid) its allocable share of all trading fees for the clearing and, where applicable, execution of transactions as well as exchange, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”).

The Partnership has entered into a selling agreement with Morgan Stanley Smith Barney LLC, doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”) (the “Selling Agreement”). Under the Selling Agreement, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee equal to (i) 2.0% per year of adjusted month-end net assets for Class A Redeemable Units and (ii) 0.75% per year of adjusted month-end net assets for Class D Redeemable Units. Morgan Stanley Wealth Management pays a portion of its ongoing selling agent fees to properly registered or exempted financial advisors who have sold Class A and Class D Redeemable Units. Class Z Redeemable Units are not subject to an ongoing selling agent fee.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2017, and the results of its operations and changes in partners’ capital for the three months ended March 31, 2017 and 2016. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2016. The December 31, 2016 information has been derived from the audited financial statements as of and for the year ended December 31, 2016.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Use of Estimates.  The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates, and those differences could be material.

Profit Allocation.  The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no limited partner is liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions or redemptions and losses, if any.

Statement of Cash Flows.  The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Income and Expenses and Changes in Partners’ Capital is included herein, and as of and for the periods ended March 31, 2017 and 2016, the Partnership carried no debt and substantially all the Partnership’s investments were carried at fair value and classified as Level 1 and Level 2 measurements.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

Partnership’s Investment in the Funds.  The Partnership carries its investment in the Funds based on the Partnership’s (1) net contribution to the Funds and (2) its allocated share of the undistributed profits and losses, including realized gains (losses) and net change in unrealized gains (losses), of the Funds. The Partnership carried its investment in Willowbridge Master based on Willowbridge Master’s net asset value per Redeemable Unit as calculated by Willowbridge Master.

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

Partnership’s Cash.  The Partnership’s cash includes cash denominated in foreign currencies of $(34,341) (proceeds of $34,341) and $(265,409) (proceeds of $267,759) as of March 31, 2017 and December 31, 2016, respectively.

Income Taxes.  Income taxes have not been listed as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The Partnership follows the guidance of ASC 740, “Income Taxes,” which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions determined not to meet the more-likely-than-not threshold would be recorded as a tax benefit or liability in the Partnership’s Statements of Financial Condition for the current year. If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Statements of Income and Expenses and Changes in Partners’ Capital in the period in which the position is claimed or expected to be claimed. The General Partner has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2013 through 2016 tax years remain subject to examination by U.S. federal and most state tax authorities.

Investment Company Status.  Effective January 1, 2014, the Partnership adopted Accounting Standards Update 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on the General Partner’s assessment, the Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses and Changes in Partners’ Capital.

Net Income (Loss) Per Redeemable Unit.  Net income (loss) per Redeemable Unit is calculated in accordance with ASC 946, “Financial Services – Investment Companies.” See Note 3, “Financial Highlights.”

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the three months ended March 31, 2017 and 2016 were as follows:

Class A

	Three Months Ended March 31,
	2017	2016
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$22.40	$32.44
Net investment loss	(17.42)	(21.57)

Increase (decrease) for the period	4.98	10.87
Net asset value per Redeemable Unit, beginning of period	1,254.29	1,328.16

Net asset value per Redeemable Unit, end of period	$1,259.27	$1,339.03

Ratios to Average Limited Partners’ Capital:**
Net investment loss ***	(5.4)%	(6.0)%

Operating expenses	5.8%	6.0%
Incentive fees	0.1%	0.2%

Total expenses	5.9%	6.2%

Total return:
Total return before incentive fees	0.5%	1.0%
Incentive fees	(0.1)%	(0.2)%

Total return after incentive fees	0.4%	0.8%

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

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average partners’ capital of the Partnership and include the income and expenses allocated from the Funds.

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

All of the commodity interests owned by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended March 31, 2017 and 2016 were 2,607 and 2,960, respectively. The monthly average number of option contracts traded directly by the Partnership during the three months ended March 31, 2017 and 2016 were 80 and 0, respectively. The monthly average notional value of currency forward contracts traded directly by the Partnership during the three months ended March 31, 2017 and 2016 were $25,329,389 and $23,997,961, respectively.

Trading and transaction fees are based on the number of trades executed by the Advisors and the Partnership’s percentage ownership of each respective Fund.

All clearing fees paid to MS&Co. are borne directly by the Partnership for its direct trading. In addition, clearing fees are borne by the Funds and are allocated to the Funds’ limited partners, including the Partnership.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting agreements or similar arrangements as of March 31, 2017 and December 31, 2016, respectively.

		Gross Amounts Offset in the	Amounts Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
March 31, 2017	Gross Amounts Recognized	Statements of Financial Condition	Statements of Financial Condition	Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount

Assets
Futures	$1,028,454	$(894,638)	$133,816	$-	$-	$133,816
Forwards	136,632	(112,354)	24,278	-	-	24,278

Total assets	$1,165,086	$(1,006,992)	$158,094	$-	$-	$158,094

Liabilities
Futures	$(894,638)	$894,638	$-	$-	$-	$-
Forwards	(112,354)	112,354	-	-	-	-

Total liabilities	$(1,006,992)	$1,006,992	$-	$-	$-	$-

Net Fair Value						$158,094	*

		Gross Amounts Offset in the	Amounts Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2016	Gross Amounts Recognized	Statements of Financial Condition	Statements of Financial Condition	Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount

Assets
Futures	$365,927	$(343,652)	$22,275	$-	$-	$22,275

Total assets	$365,927	$(343,652)	$22,275	$-	$-	$22,275

Liabilities
Futures	$(343,652)	$343,652	$-	$-	$-	$-

Total liabilities	$(343,652)	$343,652	$-	$-	$-	$-

Net Fair Value						$22,275	*

*

In the event of default by the Partnership, MS&Co., the Partnership’s commodity futures broker and the sole counterparty to the Partnership’s non-exchange traded contracts, as applicable, has the right to offset the Partnership’s obligation with the Partnership’s cash and/or U.S. Treasury bills held by MS&Co., thereby minimizing MS&Co.’s risk of loss. There is no collateral posted by MS&Co. and as such, in the event of default by MS&Co., the Partnership is exposed to the amount shown in the Statements of Financial Condition. In the case of exchange-traded contracts, the Partnership’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee fund may be available in the event of a default.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts, as applicable, held directly by the Partnership as separate assets and liabilities as of March 31, 2017 and December 31, 2016, respectively.

Assets	March 31, 2017
Futures Contracts
Currencies	$103,758
Energy	491,001
Grains	120,141
Indices	207,578
Interest Rates U.S.	953
Interest Rates Non-U.S.	56,773
Livestock	10,860
Metals	31,588
Softs	5,802

Total unrealized appreciation on open futures contracts	1,028,454

Liabilities
Futures Contracts
Currencies	(70,673)
Energy	(461,602)
Grains	(111,405)
Indices	(110,737)
Interest Rates U.S.	(1,859)
Interest Rates Non-U.S.	(111,524)
Livestock	(15,560)
Metals	(10,050)
Softs	(1,228)

Total unrealized depreciation on open futures contracts	(894,638)

Net unrealized appreciation on open futures contracts	$133,816	*

Assets
Forward Contracts
Currencies	$136,632

Total unrealized appreciation on open forward contracts	136,632

Liabilities
Forward Contracts
Currencies	(112,354)

Total unrealized depreciation on open forward contracts	(112,354)

Net unrealized appreciation on open forward contracts	$24,278	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” in the Statements of Financial Condition.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

Assets	December 31, 2016
Futures Contracts
Currencies	$20,075
Energy	10,875
Grains	33,090
Indices	126,605
Interest Rates U.S.	19,212
Interest Rates Non-U.S.	78,347
Livestock	29,680
Metals	16,503
Softs	31,540

Total unrealized appreciation on open futures contracts	$365,927

Liabilities
Futures Contracts
Currencies	(50,048)
Energy	(9,015)
Grains	(87,992)
Indices	(93,336)
Interest Rates U.S.	(28,812)
Interest Rates Non-U.S.	(25,482)
Livestock	(2,900)
Metals	(33,448)
Softs	(12,619)

Total unrealized depreciation on open futures contracts	(343,652)

Net unrealized appreciation on open futures contracts	$22,275	*

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three months ended March 31, 2017 and 2016, respectively.

	Three Months Ended March 31,
Sector	2017		2016
Currencies	$192,413		$576,980
Energy	(278,535)		203,025
Grains	(299,356)		3,120
Indices	959,880		326,156
Interest Rates U.S.	(188,375)		(670,013)
Interest Rates Non-U.S.	108,764		132,377
Livestock	(114,820)		(2,243)
Metals	11,303		(406,610)
Softs	(128,258)		2,954

Total	$263,016	***	$165,746	***

*** This amount is included in “Total trading results” in the Partnership’s Statements of Income and Expenses and Changes in Partners’ Capital.

5.	Fair Value Measurements:

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

The fair value of exchange-traded futures, option and forward contracts is determined by the various exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as inputs the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are valued at the last available bid price received from independent pricing services as of the close of the last business day of the reporting period.

The Partnership and the Funds consider prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of the U.S. Treasury bills, non-exchange traded forward, swap and certain option contracts for which market quotations are not readily available are priced by broker quotes or pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of March 31, 2017 and December 31, 2016 and for the periods ended March 31, 2017 and 2016, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

March 31, 2017	Total	Level 1	Level 2	Level 3
Assets
Futures	$1,028,454	$1,028,454	$-	$-
Forwards	136,632	-	136,632	-

Total assets	$1,165,086	$1,028,454	$136,632	$-

Liabilities
Futures	$894,638	$894,638	$-	$-
Forwards	112,354	-	112,354	-

Total liabilities	$1,006,992	$894,638	$112,354	$-

December 31, 2016	Total	Level 1	Level 2	Level 3
Assets
Futures	$365,927	$365,927	$-	$-

Total assets	$365,927	$365,927	$-	$-

Liabilities
Futures	$343,652	$343,652	$-	$-

Total liabilities	$343,652	$343,652	$-	$-

6.	Investment in the Funds:

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

Effective January 1, 2013, the assets traded directly by Willowbridge using its wPraxis Futures Trading Approach were invested in Willowbridge Master, a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased 14,103.3175 units of Willowbridge Master with cash equal to $29,484,306. Effective February 28, 2017, the Partnership fully redeemed its investment in Willowbridge Master for cash equal to $1,107,381.

The General Partner is not aware of any other material changes to any of the trading programs discussed above or in Note 1, “Organization” during the fiscal quarter ended March 31, 2017.

The Funds’ and the Partnership’s trading of futures, forward and option contracts, as applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. The Funds and the Partnership engage in such trading through commodity brokerage accounts maintained with MS&Co.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

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

Management fees, ongoing selling agent fees, the General Partner fees and incentive fees are charged at the Partnership level. Professional fees are borne by the Funds and allocated to the Partnership, and also charged directly at the Partnership level. Clearing fees are borne by the Funds and allocated to the Funds’ limited partners, including the Partnership. Clearing fees are also borne by the Partnership directly.

At March 31, 2017, the Partnership owned approximately 43.5% of SECOR Master and 19.6% of Cambridge Master. At December 31, 2016, the Partnership owned approximately 49.1% of SECOR Master, 26.2% of Cambridge Master and 1.0% of Willowbridge Master. It is the Partnership’s intention to continue to invest in the Funds (except Willowbridge Master). The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same as they would be if the Partnership traded directly and the redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and partners’ capital of the Funds is shown in the following tables:

	March 31, 2017
	Total Assets	Total Liabilities	Total Partners’ Capital
SECOR Master	$33,400,233	$652,180	$32,748,053
Cambridge Master	50,291,775	45,851	50,245,924

	December 31, 2016
	Total Assets	Total Liabilities	Total Partners’ Capital
SECOR Master	$39,231,542	$679,104	$38,552,438
Cambridge Master	58,282,466	1,125,600	57,156,866
Willowbridge Master	396,846,845	5,348,232	391,498,613

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the three months ended March 31, 2017
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
SECOR Master	$(10,403)	$(329,324)	$(339,727)
Cambridge Master	19,386	4,721,492	4,740,878
Willowbridge Master (a)	155,028	(5,302,674)	(5,147,646)

	For the three months ended March 31, 2016
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
SECOR Master	$(78,661)	$1,213,880	$1,135,219
Cambridge Master	9,910	4,679,654	4,689,564
Willowbridge Master	(109,566)	(2,093,510)	(2,203,076)

(a) From January 1, 2017 through February 28, 2017, the date the Partnership fully redeemed its interest in Willowbridge Master.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the Partnership’s investments in and the Partnership’s pro-rata share of the results of operations of, the Funds is shown in the following tables:

	March 31, 2017		For the three months ended March 31, 2017
	% of			Expenses		Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Income (Loss)	Investment Objective	Redemptions Permitted

SECOR Master	23.54%	$14,256,259	$(108,442)	$42,452	$7,183	$(158,077)	Commodity Portfolio	Monthly
Cambridge Master	16.23%	9,829,498	1,026,161	6,933	3,300	1,015,928	Commodity Portfolio	Monthly
Willowbridge Master(a)	0.00%	-	(11,539)	612	62	(12,213)	Commodity Portfolio	Monthly

Total		$24,085,757	$906,180	$49,997	$10,545	$845,638

	December 31, 2016		For the three months ended March 31, 2016
	% of			Expenses		Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Income (Loss)	Investment Objective	Redemptions Permitted

SECOR Master	29.63%	$18,932,359	$578,435	$96,164	$8,723	$473,548	Commodity Portfolio	Monthly
Cambridge Master	23.42%	14,960,410	1,621,804	6,709	7,079	1,608,016	Commodity Portfolio	Monthly
Willowbridge Master	6.16%	3,937,335	(30,438)	9,801	676	(40,915)	Commodity Portfolio	Monthly

Total		$37,830,104	$2,169,801	$112,674	$16,478	$2,040,649

(a) From January 1, 2017 through February 28, 2017, the date the Partnership fully redeemed its interest in Willowbridge Master.

7.	Financial Instrument Risks:

In the normal course of business, the Partnership and the Funds are party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include futures, forwards, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, swap and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 49.9% to 62.2% of the Partnership’s/Funds’ contracts are traded OTC.

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

Market risk is the potential for changes in the value of the financial instruments traded by the Partnership/Funds due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The Partnership and the Funds are exposed to a market risk equal to the value of futures and forward contracts held and unlimited liability on such contracts sold short.

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

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

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

In the ordinary course of business, the Partnership/Funds enter into contracts and agreements that contain various representations and warranties and which provide general indemnifications. The Partnership’s/Funds’ maximum exposure under these arrangements cannot be determined, as this could include future claims that have not yet been made against the Partnership/Funds. The Partnership/ Funds consider the risk of any future obligation relating to these indemnifications to be remote.

8.	Subsequent Events:

The General Partner evaluates events that occur after the balance sheet date but before and up until financial statements are issued. The General Partner has assessed the subsequent events through the date the financial statements were issued and has determined that there were no subsequent events requiring adjustment to or disclosure in the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Funds, (ii) equity in trading account, consisting of cash at MS&Co. and cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills at fair value, if applicable, (iii) cash at bank and (iv) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments and investment in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2017.

The Partnership’s/Funds’ investment in futures, forwards and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or option contract has increased or decreased by an amount equal to the daily limit, positions in that futures or option contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership and/or the Funds from promptly liquidating their futures or option contracts and result in restrictions on redemptions.

There is no limitation on daily price movements in trading forward contracts on foreign currencies. The markets for some world currencies have low trading volume and are illiquid, which may prevent the Partnership and/or the Funds from trading in potentially profitable markets or prevent the Partnership and/or the Funds from promptly liquidating unfavorable positions in such markets, subjecting them to substantial losses. Either of these market conditions could result in restrictions on redemptions. For the periods covered by this report, illiquidity has not materially affected the Partnership’s or the Funds’ assets.

Other than the risks inherent in commodity futures, forward, options, swaps and other derivatives trading and U.S. treasury bills and money market mutual fund securities, the Partnership and the Funds know of no trends, demands, commitments, events or uncertainties at the present time that are reasonably likely to result in the Partnership’s or the Funds’ liquidity increasing or decreasing in any material way.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by net realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2017, Partnership capital decreased 5.2% from $63,890,718 to $60,561,176. This decrease was attributable to redemptions of 2,908.3270 Class A limited partner Redeemable Units totaling $3,671,718, which was partially offset by net income of $263,176 and subscriptions for 62.9840 Class A limited partner Redeemable Units totaling $79,000. Future redemptions can impact the amount of funds available for investment in subsequent periods.

Other than as discussed above, there are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, the Partnership’s or the Funds’ capital resource arrangements at the present time.

Off-Balance Sheet Arrangements and Contractual Obligations

The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments, that would affect its liquidity or capital resources.

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

Results of Operations

During the Partnership’s first quarter of 2017, the net asset value per Class A Redeemable Unit increased 0.4% from $1,254.29 to $1,259.27, as compared to an increase of 0.8% in the first quarter of 2016. The Partnership experienced a net trading gain before fees and expenses in the first quarter of 2017 of $1,133,504. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, indices and non-U.S. interest rates, and were partially offset by losses in energy, grains, U.S. interest rates, livestock, metals and softs. The Partnership experienced a net trading gain before fees and expenses in the first quarter of 2016 of $2,301,992. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, non-U.S. interest rates and livestock, and were partially offset by losses in energy, grains, indices, U.S. interest rates, metals and softs.

The most significant gains were achieved within the global stock index sector during January and March from long positions in U.S. and European equity index futures as prices rallied amid renewed bullishness relating to President Donald Trump’s policies and general positive economic sentiment across the globe. Within the currency sector, gains were primarily recorded during the first half of February from short positions in the Swedish krona versus the U.S. dollar as the relative value of the dollar strengthened following comments released by President Trump that renewed expectations of faster U.S. economic growth. Additional gains were recorded in the Taiwan dollar, Indian rupee, South African rand, and euro. A portion of the Partnership’s gains during the quarter was offset by losses experienced primarily during the first half of February from short positions in corn and wheat futures as prices rose following an improved outlook for U.S. exports. Smaller losses in this sector were recorded from the soft commodity markets throughout the first quarter. Within the energy complex, losses were experienced primarily during January from long positions in natural gas futures as prices decreased due to milder-than-normal temperatures in North America. Additional losses were experienced during January and March from long futures positions in oil distillates. Losses within the metals sector were incurred primarily during March from long positions in gold and silver futures as prices retreated during the first half of the month as rising interest rates diminished precious metal demand. Further losses were recorded during March from long positions in copper futures as prices moved lower after an increase in stockpiles. Within the global interest rate sector, losses were recorded during February and March from long and short fixed income futures positions as prices whipsawed amid rising populist sentiment in the Eurozone and speculation of the U.S. Federal Reserve’s monetary policy.

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

Interest income on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account during each month is earned at the monthly average of the 4-week U.S. Treasury bill discount rate. Any interest earned on the Partnership’s and/or each Fund’s account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest income earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Interest income for the three months ended March 31, 2017 increased by $28,990 as compared to the corresponding period in 2016. The increase in interest income is primarily due to higher 4-week U.S. Treasury bill discount rates during the three months ended March 31, 2017 as compared to the corresponding period in 2016. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership is dependent upon (1) the average daily equity maintained in cash in the Partnership’s and/or the applicable Funds’ accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds or MS&Co. has control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three months ended March 31, 2017 decreased by $30,827 as compared to the corresponding period in 2016. The decrease in these clearing fees is primarily due to a decrease in the number of direct trades made by the Partnership during the three months ended March 31, 2017 as compared to the corresponding period in 2016.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. Ongoing selling agent fees for the three months ended March 31, 2017 decreased by $156,810 as compared to the corresponding period in 2016. The decrease in ongoing selling agent fees is due to lower average net assets during the three months ended March 31, 2017 as compared to the corresponding period in 2016.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. Management fees for the three months ended March 31, 2017 decreased by $135,195 as compared to the corresponding period in 2016. The decrease in management fees is due to lower average net assets during the three months ended March 31, 2017 as compared to the corresponding period in 2016.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisors, (ii) allocating and reallocating the Partnership’s assets among the commodity trading advisors and (iii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. General Partner fees for the three months ended March 31, 2017 decreased by $78,477 as compared to the corresponding period in 2016. The decrease in General Partner fees is due to lower average net assets during the three months ended March 31, 2017 as compared to the corresponding period in 2016.

Incentive fees paid by the Partnership to the Advisors are based on the new trading profits generated by each Advisor at the end of the quarter, as defined in the respective management agreements among the Partnership, the General Partner and each Advisor. Trading performance for the three months ended March 31, 2017 resulted in incentive fees of $61,154. Trading performance for the three months months ended March 31, 2016 resulted in incentive fees of $180,449. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

The General Partner is also paid an incentive fee payable annually equal to 5% of the Partnership’s overall New Trading Profits, as defined in the Partnership’s limited partnership agreement, earned in each calendar year. Trading performance for the three months ended March 31, 2017 and 2016 did not result in any General Partner incentive fees.

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

As of March 31, 2017 and December 31, 2016, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	March 31, 2017	March 31, 2017 (percentage of Partners’ Capital)	December 31, 2016	December 31, 2016 (percentage of Partners’ Capital)
AE Capital	$10,776,960	18%	$-	-%
Cambridge	8,949,989	15%	14,108,529	22%
Harbour Square	15,850,532	26%	17,714,918	28%
Independent View	10,791,191	18%	10,870,122	17%
SECOR	14,192,504	23%	18,060,025	28%
Willowbridge	-	-%	3,137,124	5%

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

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

Quantifying the Partnership’s and the Funds’ Trading Value at Risk

The following quantitative disclosures regarding the Partnership’s and the Funds’ market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership and the Funds account for open positions on the basis of fair value accounting principles. Any loss in the market value of the Partnership’s and each Fund’s open positions are directly reflected in the Partnership’s and each Fund’s earnings and cash flow.

The Partnership’s and the Funds’ risk exposure in the market sectors traded by the Advisors is estimated below in terms of Value at Risk. Please note that the Value at Risk model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either the General Partner or the Advisors in their daily risk management activities.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. With the exception of certain Advisors, the Advisors currently trade the Partnership’s assets indirectly in master fund managed accounts established in the name of the master fund over which they have been granted limited authority to make trading decisions. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly and through its investments in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e., in the managed accounts in the Partnership’s name traded by certain Advisors), and indirectly by each Fund separately. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2017 and December 31, 2016, as applicable. As of March 31, 2017, the Partnership’s total capitalization was $60,561,176.

March 31, 2017
Market Sector	Value at Risk	% of Total Capitalization
Currencies	$8,707,497	14.37%
Energy	494,680	0.82
Grains	480,658	0.79
Indices	3,249,804	5.37
Interest Rates U.S.	162,288	0.27
Interest Rates Non-U.S.	542,668	0.90
Livestock	126,628	0.21
Metals	880,897	1.45
Softs	125,816	0.21

Total	$14,770,936	24.39%

As of December 31, 2016, the Partnership’s total capitalization was $63,890,718.

December 31, 2016
Market Sector	Value at Risk	% of Total Capitalization
Currencies	$9,340,618	14.62%
Energy	240,032	0.38
Grains	534,238	0.84
Indices	4,628,954	7.25
Interest Rates U.S.	259,578	0.41
Interest Rates Non-U.S.	696,930	1.09
Livestock	67,341	0.11
Metals	1,077,578	1.69
Softs	329,266	0.52

Total	$17,174,535	26.91%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments in the Funds by market category as of March 31, 2017 and December 31, 2016, and the highest, lowest and average values during the three months ended March 31, 2017 and the twelve months ended December 31, 2016. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of March 31, 2017 and December 31, 2016, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

	March 31, 2017
			Three Months Ended March 31, 2017
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,374,775	2.27%	$1,936,766	$232,010	$648,929
Energy	326,678	0.54	361,680	38,688	236,923
Grains	294,287	0.49	418,872	246,165	338,012
Indices	920,141	1.52	1,743,691	581,471	927,200
Interest Rates U.S.	143,641	0.24	212,245	69,894	154,297
Interest Rates Non-U.S.	368,678	0.61	425,064	171,569	327,809
Livestock	90,530	0.15	108,680	9,625	44,403
Metals	224,939	0.37	268,070	65,648	214,775
Softs	38,588	0.06	280,390	38,588	124,846

Total	$3,782,257	6.25%

* Average of month-end Values at Risk.

	December 31, 2016
			Twelve Months Ended December 31, 2016
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$354,277	0.55%	$3,413,780	$-	$774,131
Energy	38,688	0.06	766,833	-	252,181
Grains	349,906	0.55	465,671	-	112,407
Indices	1,717,640	2.69	4,143,445	-	1,529,817
Interest Rates U.S.	118,379	0.19	804,067	-	263,503
Interest Rates Non-U.S.	189,887	0.30	1,313,118	-	432,795
Livestock	56,100	0.09	124,740	-	14,905
Metals	96,993	0.15	293,755	-	80,380
Softs	171,160	0.27	206,393	-	28,995

Total	$3,093,030	4.85%

* Annual average of month-end Values at Risk.

As of March 31, 2017, Cambridge Master’s total capital was $50,245,924. The Partnership owned approximately 19.6% of Cambridge Master. As of March 31, 2017, Cambridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Cambridge for trading) was as follows:

	March 31, 2017
			Three Months Ended March 31, 2017
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$23,259,359	46.29%	$28,211,500	$19,936,667	$25,676,142

Total	$23,259,359	46.29%

* Average of month-end Values at Risk.

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

As of March 31, 2017, SECOR Master’s total capitalization was $32,748,053. The Partnership owned approximately 43.5% of SECOR Master. As of March 31, 2017, SECOR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to SECOR for trading) was as follows:

	March 31, 2017
			Three Months Ended March 31, 2017
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$6,400,149	19.54%	$8,041,464	$5,196,130	$6,525,317
Energy	386,117	1.18	548,145	239,828	325,006
Grains	428,335	1.31	464,585	337,669	447,293
Indices	5,354,242	16.35	6,146,231	4,515,163	5,310,389
Interest Rates U.S.	42,856	0.13	563,497	11,770	53,948
Interest Rates Non-U.S.	399,879	1.22	1,058,222	399,879	664,913
Livestock	82,964	0.25	100,639	22,896	81,904
Metals	1,507,582	4.60	2,032,165	929,048	1,502,001
Softs	200,475	0.61	322,025	140,910	218,002

Total	$14,802,599	45.19%

* Average of month-end Values at Risk.

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

As of February 28, 2017, the Partnership fully redeemed its investment in Willowbridge Master. As of December 31, 2016, Willowbridge Master’s total capitalization was $391,498,613. The Partnership owned approximately 1.0% of Willowbridge Master. As of December 31, 2016, Willowbridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Willowbridge for trading) was as follows:

	December 31, 2016
			Twelve Months Ended December 31, 2016
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$7,479,249	1.91%	$79,559,952	$147,470	$26,078,802
Energy	4,703,756	1.20	12,259,443	-	2,270,260
Indices	8,069,535	2.06	11,808,296	-	2,983,129
Interest Rates U.S.	1,170,235	0.30	22,748,409	-	4,116,353
Interest Rates Non-U.S.	2,194,981	0.56	4,206,401	-	1,168,020
Metals	319,854	0.08	4,745,455	-	841,842

Total	$23,937,610	6.11%

* Annual average of month-end Values at Risk.

Item 4.	Controls and Procedures.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2017 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. MS&Co. perfected its appeal from that decision on June 12, 2015. At March 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $242 million, and the certificates had incurred actual losses of approximately $86 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $242 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

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

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended March 31, 2017, there were additional subscriptions of 62.9840 Class A Redeemable Units totaling $79,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used in the trading of commodity interests including futures contracts, options, forward and swap contracts.

The following chart sets forth the purchases of limited partner Redeemable Units by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2017 - January 31, 2017	907.8630	$1,263.95	N/A	N/A
February 1, 2017 - February 28, 2017	1,335.3580	$1,263.09	N/A	N/A
March 1, 2017 - March 31, 2017	665.1060	$1,259.27	N/A	N/A
	2,908.3270	$1,262.48

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

Item 3.	Defaults Upon Senior Securities. — None.

Item 4.	Mine Safety Disclosures. — Not Applicable.

Item 5.	Other Information. — None.

Item 6.	Exhibits.

3.1 (a)

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

(b)

Letter from the General Partner to The Cambridge Strategy (Asset Management) Limited extending the Management Agreement from June 30, 2016 to June 30, 2017 (filed as Exhibit 10.11(b) to the Annual Report on Form 10-K filed on March 28, 2017 and incorporated herein by reference).

10.5(a)

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

(c)

Letter from the General Partner to SECOR Capital Advisors, LP. extending the Management Agreement from June 30, 2016 to June 30, 2017 (filed as Exhibit 10.12(c) to the Annual Report on Form 10-K filed on March 28, 2017 and incorporated herein by reference).

10.7(a)

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

10.8(a)

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

10.10

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

10.13

Management Agreement among the Partnership, the General Partner and AE Capital PTY Limited (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 1, 2017, and incorporated herein by reference).

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

EMERGING CTA PORTFOLIO L.P.

By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date: May 11, 2017

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: May 11, 2017

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.