Form 10-Q
period 2017-06-30
EMERGING CTA PORTFOLIO LP
filed 2017-08-10
CIK 1269190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Yes X No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  No X

As of July 31, 2017, 41,912.4420 Limited Partnership Class A Redeemable Units were outstanding and 0.0000 Limited Partnership Class Z Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Emerging CTA Portfolio L.P.

Statements of Financial Condition

	June 30, 2017 (Unaudited)	December 31, 2016
Assets:
Investment in the Funds(1), at fair value	$20,093,255	$37,830,104

Equity in trading account:
Unrestricted cash	31,902,400	26,587,134
Restricted cash	4,166,611	3,093,030
Net unrealized appreciation on open futures contracts	-	22,275
Net unrealized appreciation on open forward contracts	44,566	-

Total equity in trading account	36,113,577	29,702,439

Cash at bank	825	217
Interest receivable	23,108	9,112

Total assets	$56,230,765	$67,541,872

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$124,435	$-
Accrued expenses:
Ongoing selling agent fees	93,511	112,570
Management fees	67,427	82,039
General Partner fees	46,599	56,176
Incentive fees	94,164	120,842
Professional fees	187,855	130,926
Redemptions payable to General Partner	-	100,000
Redemptions payable to Limited Partners	2,163,014	3,048,601

Total liabilities	2,777,005	3,651,154

Partners’ Capital:
General Partner, Class A, 532.9966 and 572.7556 Redeemable Units outstanding at June 30, 2017 and December 31, 2016, respectively	656,349	718,402
Limited Partners, Class A, 42,874.8230 and 50,365.0120 Redeemable Units outstanding at June 30, 2017 and December 31, 2016, respectively	52,797,411	63,172,316

Total partners’ capital (net asset value)	53,453,760	63,890,718

Total liabilities and partners’ capital	$56,230,765	$67,541,872

Net asset value per Redeemable Unit, Class A	$1,231.43	$1,254.29

(1)	Defined in Note 1.

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.

Condensed Schedule of Investments

June 30, 2017

(Unaudited)

	Notional($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	126	$(21,034)	(0.04)%
Energy	141	101,720	0.19
Grains	74	72,547	0.14
Indices	453	(90,680)	(0.17)
Interest Rates U.S.	46	(37,734)	(0.07)
Interest Rates Non-U.S.	16	(54,351)	(0.10)
Livestock	32	(33,080)	(0.06)
Metals	25	28,020	0.05
Softs	51	12,139	0.02

Total futures contracts purchased		(22,453)	(0.04)

Futures Contracts Sold
Currencies	69	(51,596)	(0.09)
Energy	42	(20,070)	(0.04)
Grains	168	(95,112)	(0.18)
Indices	2	716	0.00	*
Interest Rates U.S.	4	312	0.00	*
Interest Rates Non-U.S.	235	68,098	0.13
Metals	8	(4,330)	(0.01)

Total futures contracts sold		(101,982)	(0.19)

Net unrealized depreciation on open futures contracts		$(124,435)	(0.23	) %

Unrealized Appreciation on Open Forward Contracts
Currencies	$51,991,208	$90,842	0.17%

Total unrealized appreciation on open forward contracts		90,842	0.17

Unrealized Depreciation on Open Forward Contracts
Currencies	$34,698,247	(46,276)	(0.09)

Total unrealized depreciation on open forward contracts		(46,276)	(0.09)

Net unrealized appreciation on open forward contracts		$44,566	0.08%

Investment in the Funds
SECOR Master Fund L.P.		$12,920,583	24.17%
Cambridge Master Fund L.P.		7,172,672	13.42

Total Investment in the Funds		$20,093,255	37.59%

*	Due to rounding.

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

Emerging CTA Portfolio L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Investment Income:
Interest income	$66,202	$13,803	$110,104	$30,852
Interest income allocated from the Funds	39,723	23,547	75,415	57,102

Total investment income	105,925	37,350	185,519	87,954

Expenses:
Expenses allocated from the Funds	63,094	105,830	123,636	234,982
Clearing fees related to direct investments	71,647	69,230	113,074	141,484
Ongoing selling agent fees	295,374	422,835	612,701	896,972
Management fees	213,801	316,655	431,278	669,327
General Partner fees	147,198	211,073	305,437	447,789
Incentive fees	33,010	-	94,164	180,449
Professional fees	94,148	105,867	187,904	220,633

Total expenses	918,272	1,231,490	1,868,194	2,791,636

Net investment loss	(812,347)	(1,194,140)	(1,682,675)	(2,703,682)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Funds:
Net realized gains (losses) on closed contracts	(1,151,671)	(266,558)	(1,022,124)	(830,668)
Net realized gains (losses) on closed contracts allocated from the Funds	1,435,429	(1,871,387)	1,895,744	(1,177,018)
Net change in unrealized gains (losses) on open contracts	(239,889)	275,566	(106,420)	1,005,422
Net change in unrealized gains (losses) on open contracts allocated from the Funds	(495,607)	631,355	(85,434)	2,073,232

Total trading results	(451,738)	(1,231,024)	681,766	1,070,968

Net income (loss)	(1,264,085)	(2,425,164)	(1,000,909)	(1,632,714)
Subscriptions - Limited Partners	78,041	35,000	157,041	35,000
Redemptions - General Partner	(50,000)	(211,129)	(50,000)	(211,129)
Redemptions - Limited Partners	(5,871,372)	(7,921,517)	(9,543,090)	(13,958,820)

Net increase (decrease) in partners’ capital	(7,107,416)	(10,522,810)	(10,436,958)	(15,767,663)
Partners’ capital, beginning of period	60,561,176	89,083,788	63,890,718	94,328,641

Partners’ capital, end of period	$53,453,760	$78,560,978	$53,453,760	$78,560,978

Net asset value per Class A Redeemable Unit (43,407.8196 and 60,310.8158 Redeemable Units outstanding at June 30, 2017 and 2016, respectively)	$1,231.43	$1,302.60	$1,231.43	$1,302.60

Net income (loss) per Redeemable Unit, Class A*	$(27.84)	$(36.43)	$(22.86)	$(25.56)

Weighted average Class A Redeemable Units outstanding	46,921.9583	64,693.0298	48,436.1743	67,337.2770

*	Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

1. Organization:

Emerging CTA Portfolio L.P. (the “Partnership”) is a limited partnership that was organized on July 7, 2003 under the partnership laws of the State of New York. The objective of the Partnership is to achieve capital appreciation through the allocation of assets to early-stage commodity trading advisors or established advisors employing early-stage strategies, which engage, directly and indirectly through investments in the Funds (as defined below), in speculative trading of a diversified portfolio of commodity interests, including futures, options on futures, forward, options on forward, spot and swap contracts, cash commodities and any other rights or interests pertaining thereto. The Partnership may also enter into swap and other derivative transactions directly and through its investment in the Funds with the approval of the General Partner (as defined below). The sectors traded include currencies, livestock, energy, grains, metals, indices, softs and U.S. and non-U.S. interest rates. The commodity interests that are traded by the Partnership and the Funds are volatile and involve a high degree of market risk. The General Partner may also determine to invest up to all of the Partnership’s assets in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates.

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

During the reporting periods ended June 30, 2017 and 2016, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. The Partnership/Funds also deposit a portion of their cash in non-trading accounts at JPMorgan Chase Bank, N.A (“JPMorgan”).

As of September 1, 2011, the Partnership began offering three classes of limited partnership interests: Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units; each of which will be referred to as a “Class” and collectively referred to as the “Classes.” All Redeemable Units issued prior to September 1, 2011 were deemed “Class A Redeemable Units.” The rights, liabilities, risks, and fees associated with investment in the Class A Redeemable Units were not changed. Class A Redeemable Units and Class D Redeemable Units are available to taxable U.S. individuals and institutions, as well as U.S. tax exempt individuals and institutions. Class Z Redeemable Units are offered to certain employees of Morgan Stanley and its subsidiaries (and their family members). The Class of Redeemable Units that a limited partner of the Partnership receives upon subscription will generally depend upon the amount invested in the Partnership or the status of the limited partner, although the General Partner may determine to offer a particular Class of Redeemable Units to investors at its discretion. As of June 30, 2017, there were no Redeemable Units outstanding in Class D or Class Z. Class Z Redeemable Units were first issued on July 1, 2017.

All trading decisions are made for the Partnership by its trading advisors (the “Advisors”) either directly, through individually managed accounts, or indirectly, through investments in other collective investment vehicles. As of June 30, 2017, AE Capital PTY Limited (“AE Capital”), The Cambridge Strategy (Asset Management) Limited (“Cambridge”), Harbour Square Capital Management LLC (“Harbour Square”), Independent View BV (“Independent View”) and SECOR Capital Advisors, LP (“SECOR”) served as the Partnership’s major commodity trading advisors. Effective February 28, 2017, Willowbridge Associates Inc. (“Willowbridge”) ceased to act as a commodity trading advisor to the Partnership. Effective September 30, 2016, Centurion Investment Management, LLC (“Centurion”) ceased to act as a commodity trading advisor to the Partnership. Effective July 31, 2016, Perella Weinberg Partners Capital Management LP (“Perella”) ceased to act as a commodity trading advisor to the Partnership. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through individually managed accounts, or indirectly, through investment in the Funds. In addition, the General Partner may allocate the Partnership’s assets to additional non-major trading advisors (i.e. commodity trading advisors allocated less than 10% of the Partnership’s assets). Information about advisors allocated less than 10% of the Partnership’s assets may not be disclosed. The General Partner may also allocate less than 10% of the Partnership’s assets to a new trading advisor or another trading program of a current Advisor.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

The Advisors are not affiliated with one another, are not affiliated with the General Partner or MS&Co. and are not responsible for the organization or operation of the Partnership. References herein to the “Advisors” may also include, as relevant, references to Willowbridge, Perella and Centurion.

From May 12, 2014 until its termination effective September 30, 2016, the assets allocated to Centurion for trading had been traded directly pursuant to Centurion’s Short Term Systemic Strategy Program. Prior to its termination effective July 31, 2016, the assets allocated to Perella had been traded directly pursuant to a variation of the program traded by PWP Global Macro Master Fund L.P. On August 1, 2016, the Partnership allocated a portion of its assets to Harbour Square, which trades the assets directly pursuant to Harbour Square’s Discretionary Energy Program through a managed account in the Partnership’s name. On October 1, 2016, the Partnership allocated a portion of its assets to Independent View, which trades the assets directly pursuant to Independent View’s IV Quantitative Futures Fund Program through a managed account in the Partnership’s name. On February 1, 2017, the Partnership allocated a portion of its assets to AE Capital. AE Capital began trading the assets directly pursuant to AE Capital’s AE Systematic FX Fund Program through a managed account in the Partnership’s name on March 1, 2017.

Cambridge Master Fund L.P (“Cambridge Master”), the Partnership and, prior to its termination, CMF Willowbridge Master Fund L.P. (“Willowbridge Master”) have entered into futures brokerage account agreements and foreign exchange brokerage account agreements with MS&Co. SECOR Master Fund L.P (“SECOR Master”) has entered into a futures brokerage account agreement with MS&Co. Cambridge Master and SECOR Master are collectively referred to as the “Funds.” References herein to “Funds” may also include as relevant, references to Willowbridge Master. The Partnership, directly and through its investment in the Funds, pays MS&Co. (or will reimburse MS&Co. if previously paid) its allocable share of all trading fees for the clearing and, where applicable, execution of transactions as well as exchange, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”).

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

2.    Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2017 and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2017 and 2016. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2016. The December 31, 2016 information has been derived from the audited financial statements as of and for the year ended December 31, 2016.

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

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Income and Expenses and Changes in Partners’ Capital is included herein, and as of and for the periods ended June 30, 2017 and 2016, the Partnership carried no debt and substantially all the Partnership’s investments were carried at fair value and classified as Level 1 and Level 2 measurements.

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

Partnership’s Cash. The Partnership’s cash includes cash denominated in foreign currencies of $(128,102) (proceeds of $126,176) and $(265,409) (proceeds of $267,759) as of June 30, 2017 and December 31, 2016, respectively.

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

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

3.    Financial Highlights:

Financial highlights for the limited partner class as a whole for the three and six months ended June 30, 2017 and 2016 were as follows:

Class A

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$(10.53)	$(17.97)	$11.88	$14.59
Net investment loss	(17.31)	(18.46)	(34.74)	(40.15)

Increase (decrease) for the period	(27.84)	(36.43)	(22.86)	(25.56)
Net asset value per Redeemable Unit, beginning of period	1,259.27	1,339.03	1,254.29	1,328.16

Net asset value per Redeemable Unit, end of period	$1,231.43	$1,302.60	$1,231.43	$1,302.60

Ratios to Average Limited Partners’ Capital:**
Net investment loss ***	(5.5)%	(5.8)%	(5.6)%	(6.0)%

Operating expenses	6.2%	5.9%	6.0%	6.0%
Incentive fees	0.1%	0.0%	0.2%	0.2%

Total expenses	6.3%	5.9%	6.2%	6.2%

Total return:
Total return before incentive fees	(2.1)%	(2.7)%	(1.6)%	(1.7)%
Incentive fees	(0.1)%	0.0%	(0.2)%	(0.2)%

Total return after incentive fees	(2.2)%	(2.7)%	(1.8)%	(1.9)%

*

Net investment loss per Redeemable Unit is calculated by dividing the interest income less total expenses by the average number of Redeemable Units outstanding during the period. The net realized and unrealized gains (losses) per Redeemable Unit is a balancing amount necessary to reconcile the change in net asset value per Redeemable Unit with the other per unit information.

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

All of the commodity interests owned by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended June 30, 2017 and 2016 were 2,227 and 3,358, respectively. The monthly average number of futures contracts traded directly by the Partnership during the six months ended June 30, 2017 and 2016 were 2,417 and 3,159, respectively. The Partnership did not trade option contracts directly during the three months ended June 30, 2017 and 2016. The monthly average number of option contracts traded directly by the Partnership during the six months ended June 30, 2017 and 2016 were 40 and 0, respectively. The monthly average notional value of currency forward contracts traded directly by the Partnership during the three months ended June 30, 2017 and 2016 were $71,634,860 and $25,558,438, respectively. The monthly average notional value of currency forward contracts traded directly by the Partnership during the six months ended June 30, 2017 and 2016 were $48,482,124 and $24,778,199, respectively.

Trading and transaction fees are based on the number of trades executed by the Advisors and the Partnership’s percentage ownership of each respective Fund.

All clearing fees paid to MS&Co. are borne directly by the Partnership for its direct trading. In addition, clearing fees are borne by the Funds and are allocated to the Funds’ limited partners, including the Partnership.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting agreements or similar arrangements as of June 30, 2017 and December 31, 2016, respectively.

		Gross Amounts Offset in the	Amounts Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
June 30, 2017	Gross Amounts Recognized	Statements of Financial Condition	Statements of Financial Condition	Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount

Assets
Futures	$366,145	$(366,145)	$-	$-	$-	$-
Forwards	90,842	(46,276)	44,566	-	-	44,566

Total assets	$456,987	$(412,421)	$44,566	$-	$-	$44,566

Liabilities
Futures	$(490,580)	$366,145	$(124,435)	$-	$-	$(124,435)
Forwards	(46,276)	46,276	-	-	-	-

Total liabilities	$(536,856)	$412,421	$(124,435)	$-	$-	$(124,435)

Net Fair Value						$(79,869	)*

		Gross Amounts Offset in the	Amounts Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2016	Gross Amounts Recognized	Statements of Financial Condition	Statements of Financial Condition	Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount

Assets
Futures	$365,927	$(343,652)	$22,275	$-	$-	$22,275

Total assets	$365,927	$(343,652)	$22,275	$-	$-	$22,275

Liabilities
Futures	$(343,652)	$343,652	$-	$-	$-	$-

Total liabilities	$(343,652)	$343,652	$-	$-	$-	$-

Net Fair Value						$22,275	*

*

In the event of default by the Partnership, MS&Co., the Partnership’s commodity futures broker and the sole counterparty to the Partnership’s non-exchange traded contracts, as applicable, has the right to offset the Partnership’s obligation with the Partnership’s cash and/or U.S. Treasury bills held by MS&Co., thereby minimizing MS&Co.’s risk of loss. There is no collateral posted by MS&Co. and as such, in the event of default by MS&Co., the Partnership is exposed to the amount shown in the Statements of Financial Condition. In the case of exchange-traded contracts, the Partnership’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee funds may be available in the event of a default.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts, as applicable, held directly by the Partnership as separate assets and liabilities as of June 30, 2017 and December 31, 2016, respectively.

Assets	June 30, 2017
Futures Contracts
Currencies	$10,205
Energy	103,410
Grains	75,584
Indices	32,483
Interest Rates U.S.	5,875
Interest Rates Non-U.S.	68,098
Livestock	9,150
Metals	40,055
Softs	21,285

Total unrealized appreciation on open futures contracts	366,145

Liabilities
Futures Contracts
Currencies	(82,835)
Energy	(21,760)
Grains	(98,149)
Indices	(122,447)
Interest Rates U.S.	(43,297)
Interest Rates Non-U.S.	(54,351)
Livestock	(42,230)
Metals	(16,365)
Softs	(9,146)

Total unrealized depreciation on open futures contracts	(490,580)

Net unrealized depreciation on open futures contracts	$(124,435)	*

Assets
Forward Contracts
Currencies	$90,842

Total unrealized appreciation on open forward contracts	90,842

Liabilities
Forward Contracts
Currencies	(46,276)

Total unrealized depreciation on open forward contracts	(46,276)

Net unrealized appreciation on open forward contracts	$44,566	**

*	This amount is in “Net unrealized depreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” in the Statements of Financial Condition.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

Assets	December 31, 2016
Futures Contracts
Currencies	$20,075
Energy	10,875
Grains	33,090
Indices	126,605
Interest Rates U.S.	19,212
Interest Rates Non-U.S.	78,347
Livestock	29,680
Metals	16,503
Softs	31,540

Total unrealized appreciation on open futures contracts	$365,927

Liabilities
Futures Contracts
Currencies	(50,048)
Energy	(9,015)
Grains	(87,992)
Indices	(93,336)
Interest Rates U.S.	(28,812)
Interest Rates Non-U.S.	(25,482)
Livestock	(2,900)
Metals	(33,448)
Softs	(12,619)

Total unrealized depreciation on open futures contracts	(343,652)

Net unrealized appreciation on open futures contracts	$22,275	*

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three and six months ended June 30, 2017 and 2016, respectively.

	Three Months Ended June 30,				Six Months Ended June 30,
Sector	2017		2016		2017		2016
Currencies	$(63,058)		$(73,625)		$129,355		$503,355
Energy	94,345		(146,462)		(184,190)		56,563
Grains	(499,696)		(48,739)		(799,052)		(45,619)
Indices	(624,970)		(244,059)		334,910		82,097
Interest Rates U.S.	(64,844)		(642,244)		(253,219)		(1,312,257)
Interest Rates Non-U.S.	10,084		1,240,488		118,848		1,372,865
Livestock	205,740		2,658		90,920		415
Metals	(246,515)		(71,068)		(235,212)		(477,678)
Softs	(202,646)		(7,941)		(330,904)		(4,987)

Total	$(1,391,560)	***	$9,008	***	$(1,128,544)	***	$174,754	***

*** This amount is included in “Total trading results” in the Partnership’s Statements of Income and Expenses and Changes in Partners’ Capital.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

5. Fair	Value Measurements:

Partnership’s and the Funds’ Fair Value Measurements. Fair value is defined as the value that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety.

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

The Partnership and the Funds consider prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of June 30, 2017 and December 31, 2016 and for the periods ended June 30, 2017 and 2016, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

June 30, 2017	Total	Level 1	Level 2	Level 3
Assets
Futures	$366,145	$366,145	$-	$-
Forwards	90,842	-	90,842	-

Total assets	$456,987	$366,145	$90,842	$-

Liabilities
Futures	$490,580	$490,580	$-	$-
Forwards	46,276	-	46,276	-

Total liabilities	$536,856	$490,580	$46,276	$-

December 31, 2016	Total	Level 1	Level 2	Level 3
Assets
Futures	$365,927	$365,927	$-	$-

Total assets	$365,927	$365,927	$-	$-

Liabilities
Futures	$343,652	$343,652	$-	$-

Total liabilities	$343,652	$343,652	$-	$-

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

The General Partner is not aware of any material changes to any of the trading programs discussed above during the fiscal quarter ended June 30, 2017.

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

At June 30, 2017, the Partnership owned approximately 40.2% of SECOR Master and 15.9% of Cambridge Master. At December 31, 2016, the Partnership owned approximately 49.1% of SECOR Master, 26.2% of Cambridge Master and 1.0% of Willowbridge Master. It is the Partnership’s intention to continue to invest in the Funds (except Willowbridge Master). The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same as they would be if the Partnership traded directly and the redemption rights are not affected.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the total assets, liabilities and partners’ capital of the Funds is shown in the following tables:

	June 30, 2017
	Total Assets	Total Liabilities	Total Partners’ Capital
SECOR Master	$ 33,757,737	$ 1,653,435	$ 32,104,302
Cambridge Master	45,122,966	39,161	45,083,805
	December 31, 2016
	Total Assets	Total Liabilities	Total Partners’ Capital
SECOR Master	$ 39,231,542	$ 679,104	$ 38,552,438
Cambridge Master	58,282,466	1,125,600	57,156,866
Willowbridge Master	396,846,845	5,348,232	391,498,613

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the three months ended June 30, 2017
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
SECOR Master	$ (3,651)	$ 1,708,773	$ 1,705,122
Cambridge Master	44,132	937,924	982,056
	For the six months ended June 30, 2017
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
SECOR Master	$ (14,054)	$ 1,379,449	$ 1,365,395
Cambridge Master	63,518	5,659,416	5,722,934
Willowbridge Master (a)	155,028	(5,302,674)	(5,147,646)
	For the three months ended June 30, 2016
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
SECOR Master	$ (67,063)	$ (820,318)	$ (887,381)
Cambridge Master	(2,337)	(2,101,071)	(2,103,408)
Willowbridge Master	(74,889)	(8,464,297)	(8,539,186)
	For the six months ended June 30, 2016
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
SECOR Master	$ (145,724)	$ 393,562	$ 247,838
Cambridge Master	7,573	2,578,583	2,586,156
Willowbridge Master	(184,455)	(10,557,807)	(10,742,262)

(a)	From January 1, 2017 through February 28, 2017, the date the Partnership fully redeemed its interest in Willowbridge Master.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the Partnership’s investments in and the Partnership’s pro-rata share of the results of operations of the Funds is shown in the following tables:

	June 30, 2017		For the three months ended June 30, 2017
	% of			Expenses		Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Income (Loss)	Investment Objective	Redemptions Permitted
SECOR Master	24.17%	$12,920,583	$796,932	$50,711	$6,726	$739,495	Commodity Portfolio	Monthly
Cambridge Master	13.42%	7,172,672	182,613	3,012	2,645	176,956	Commodity Portfolio	Monthly

Total		$20,093,255	$979,545	$53,723	$9,371	$916,451

	June 30, 2017		For the six months ended June 30, 2017
	% of			Expenses		Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Income (Loss)	Investment Objective	Redemptions Permitted
SECOR Master	24.17%	$12,920,583	$688,490	$93,163	$13,909	$581,418	Commodity Portfolio	Monthly
Cambridge Master	13.42%	7,172,672	1,208,774	9,945	5,945	1,192,884	Commodity Portfolio	Monthly
Willowbridge Master(a)	0.00%	-	(11,539)	612	62	(12,213)	Commodity Portfolio	Monthly

Total		$20,093,255	$1,885,725	$103,720	$19,916	$1,762,089

	December 31, 2016		For the three months ended June 30, 2016
	% of			Expenses		Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Income (Loss)	Investment Objective	Redemptions Permitted
SECOR Master	29.63%	$18,932,359	$(336,196)	$78,264	$8,330	$(422,790)	Commodity Portfolio	Monthly
Cambridge Master	23.42%	14,960,410	(661,887)	5,972	6,557	(674,416)	Commodity Portfolio	Monthly
Willowbridge Master	6.16%	3,937,335	(218,402)	6,173	534	(225,109)	Commodity Portfolio	Monthly

Total		$37,830,104	$ (1,216,485)	$90,409	$15,421	$ (1,322,315)

	December 31, 2016		For the six months ended June 30, 2016
	% of			Expenses		Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Income (Loss)	Investment Objective	Redemptions Permitted
SECOR Master	29.63%	$18,932,359	$242,239	$174,428	$17,053	$50,758	Commodity Portfolio	Monthly
Cambridge Master	23.42%	14,960,410	959,917	12,681	13,636	933,600	Commodity Portfolio	Monthly
Willowbridge Master	6.16%	3,937,335	(248,840)	15,974	1,210	(266,024)	Commodity Portfolio	Monthly

Total		$37,830,104	$953,316	$203,083	$31,899	$718,334

(a)	From January 1, 2017 through February 28, 2017, the date the Partnership fully redeemed its interest in Willowbridge Master.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

7.    Financial Instrument Risks:

In the normal course of business, the Partnership and the Funds are parties to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include futures, forwards, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, swap and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 40.2% to 55.9% of the Partnership’s/Funds’ contracts are traded OTC.

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

The General Partner monitors and attempts to mitigate the Partnership’s/Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Funds may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, forward and option contracts by sector, margin requirements, gain and loss transactions and collateral positions.

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

8.    Subsequent Events:

The General Partner evaluates events that occur after the balance sheet date but before and up until financial statements are issued. The General Partner has assessed the subsequent events through the date the financial statements were issued and has determined that, other than that described below, there were no subsequent events requiring adjustment to or disclosure in the financial statements.

Class Z Redeemable Units were first issued on July 1, 2017.

Effective July 12, 2017 Cambridge Master and SECOR Master each entered into certain agreements with JPMorgan in connection with trading in forward foreign currency contracts on behalf of the referenced master funds and indirectly, the Partnership. These agreements include a foreign exchange and bullion authorization agreement (“FX Agreement”), an International Swap Dealers Association, Inc. master agreement (“Master Agreement”), a schedule to the Master Agreement, a 2016 credit support annex for variation margin to the schedule and an institutional account agreement. In addition to Cambridge Master and SECOR Master, Cambridge and SECOR are both parties to the FX Agreements for the master funds each acts as advisor to. Under each FX Agreement, JPMorgan will charge a fee on the aggregate foreign currency transactions entered into on behalf of the respective Fund during a month.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Funds, (ii) equity in trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills at fair value, if applicable, (iii) cash at bank and (iv) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments and investment in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2017.

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

For the six months ended June 30, 2017, Partnership capital decreased 16.3% from $63,890,718 to $53,453,760. This decrease was attributable to redemptions of 7,615.1460 Class A limited partner Redeemable Units totaling $9,543,090, redemptions of 39.7590 Class A General Partner Redeemable Units totaling $50,000 and a net loss of $1,000,909, which was partially offset by subscriptions for 124.9570 Class A limited partner Redeemable Units totaling $157,041. Future redemptions can impact the amount of funds available for investment in subsequent periods.

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

Results of Operations

During the Partnership’s second quarter of 2017, the net asset value per Class A Redeemable Unit decreased 2.2% from $1,259.27 to $1,231.43, as compared to a decrease of 2.7% in the second quarter of 2016. The Partnership experienced a net trading loss before fees and expenses in the second quarter of 2017 of $451,738. Losses were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in grains, non-U.S. interest rates, metals and softs and were partially offset by gains in currencies, energy, indices, U.S. interest rates and livestock. The Partnership experienced a net trading loss before fees and expenses in the second quarter of 2016 of $1,231,024. Losses were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy, U.S. interest rates, metals and indices, and were partially offset by gains in grains, non-U.S. interest rates, livestock and softs.

The most significant losses were incurred within the agricultural markets in late June from short wheat and soybeans futures positions as prices rose sharply after the U.S. Department of Agriculture added to supply concerns by reporting soybean and spring wheat acres were below what analysts had expected. Further losses within the agricultural markets were recorded during May from long futures positions in cotton as prices fell on news that U.S. farmers were expected to plant more acres, which would likely boost production and replenish stockpiles. In the metals complex, losses were incurred during the quarter from long and short industrial metals futures positions as prices whipsawed as investors digested information relating to the value of the U.S. dollar and Chinese demand. Within the global interest rate sector, losses were recorded primarily during the last week of June from long European fixed income futures positions as prices reversed lower following comments by Mario Draghi, President of the European Central Bank, expressing optimism on Eurozone inflation, which triggered a rebound in government bond yields. The Partnership’s losses for the quarter were partially offset by gains achieved within the energy complex during the middle of May from long positions in crude oil as prices increased amid speculation that OPEC would extend its agreement to curb oil production. Additional gains were recorded within the energy complex during the first half of June from short crude oil futures positions as prices decreased as investors speculated on the impact declining U.S. rig counts would have on a growing global market surplus. Further gains were recorded from natural gas futures positions during May and June. Within the global stock index markets, gains were experienced during May from long positions in European equity index futures as prices were buoyed by increased consumer confidence. Additional gains in this sector were experienced during June from short European equity index futures positions as prices declined as the European Central Bank’s monetary policy grew more hawkish. Within the currency markets, gains were experienced primarily during April from short positions in the Canadian and Australian dollar’s (“commodity currencies”) versus the U.S. dollar as the value of these commodity currencies declined as commodity prices broadly decreased and weak economic data surfaced in each country, respectively.

During the Partnership’s six months ended June 30, 2017, the net asset value per Class A Redeemable Unit decreased 1.8% from $1,254.29 to $1,231.43, as compared to a decrease of 1.9% in the six months ended June 30, 2016. The Partnership experienced a net trading gain before fees and expenses in the six months ended June 30, 2017 of $681,766. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, indices and livestock and were partially offset by losses in energy, grains, U.S. and non-U.S. interest rates, metals and softs. The Partnership experienced a net trading gain before fees and expenses in the six months ended June 30, 2016 of $1,070,968. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, grains, non-U.S. interest rates, livestock and softs, and were partially offset by losses in energy, U.S. interest rates, metals and indices.

The most significant losses were incurred within the agricultural markets primarily during the first half of February from short positions in corn and wheat futures as prices rose following an improved outlook for U.S. exports. Smaller losses in this sector were recorded from the soft commodity markets throughout the first quarter. During late June, additional losses within the agricultural markets were experienced from short wheat and soybeans futures positions as prices rose sharply after the U.S. Department of Agriculture added to supply concerns by reporting soybean and spring wheat acres were below what analysts had expected. Further losses within these markets were recorded during May from cotton futures positions. Losses within the metals sector were incurred primarily during March from long positions in gold and silver futures as prices retreated during the first half of the month as rising interest rates diminished precious metal demand. Losses were also incurred in the metals complex during March through June from long and short industrial metals futures positions as prices whipsawed as investors digested information relating to the value of the U.S. dollar and Chinese demand. Within the global interest rate sector, losses were recorded during February and March from long and short fixed income futures positions as prices whipsawed amid rising populist sentiment in the Eurozone and speculation of the U.S. Federal Reserve’s monetary policy. Additional losses in the sector were recorded primarily during the last week of June from long European fixed income futures positions as prices reversed lower following comments by Mario Draghi, President of the European Central Bank, expressing optimism on Eurozone inflation, which triggered a rebound in government bond yields. Within the energy complex, losses were experienced primarily during January from long positions in natural gas futures as prices decreased due to milder-than-normal temperatures in North America. Additional losses were experienced during January and March from long futures positions in oil distillates. Further losses in energies were recorded during April from both long and short natural gas futures positions as prices whipsawed as investors speculated on U.S. storage levels and natural gas demand. A portion of the Partnership’s losses for the first six months of the year was offset by gains achieved within the global stock index sector primarily during January and March from long positions in U.S. and European equity index futures as prices rallied amid renewed bullishness relating to President Donald Trump’s policies and general positive economic sentiment across the globe. Further gains in the equity indices were experienced during May from long positions in European equity index futures as prices were buoyed by increased consumer confidence. Additional gains were experienced in this sector during June from short European equity index futures positions as prices declined as the European Central Bank’s monetary policy grew more hawkish. Within the currency sector, gains were primarily recorded during the first half of the February from short positions in the Swedish krona versus the U.S. dollar as the relative value of the dollar strengthened following comments released by President Trump that renewed expectations of faster U.S. economic growth. Additional gains within the currency markets were experienced primarily during April from short positions in the Canadian and Australian dollars (“commodity currencies”) versus the U.S. dollar as the value of these commodity currencies declined as commodity prices broadly decreased and weak economic data surfaced in each country, respectively.

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

Interest income on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account during each month is earned at the monthly average of the 4-week U.S. Treasury bill discount rate. Any interest earned on the Partnership’s and/or each Fund’s account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest income earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Interest income for the three and six months ended June 30, 2017 increased by $68,575 and $97,565, respectively, as compared to the corresponding periods in 2016. The increase in interest income is primarily due to higher 4-week U.S. Treasury bill discount rates during the three and six months ended June 30, 2017 as compared to the corresponding periods in 2016. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership is dependent upon (1) the average daily equity maintained in cash in the Partnership’s and/or the applicable Funds’ accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds or MS&Co. has control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments increased by $2,417 for the three months ended June 30, 2017 and decreased by $28,410 for the six months ended June 30, 2017 as compared to the corresponding periods in 2016. The increase and decrease in these clearing fees is primarily due to an increase/decrease in the number of direct trades made by the Partnership during the three and six months ended June 30, 2017, respectively, as compared to the corresponding periods in 2016.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. Ongoing selling agent fees for the three and six months ended June 30, 2017 decreased by $127,461 and $284,271, respectively, as compared to the corresponding periods in 2016. The decrease in ongoing selling agent fees is due to lower average net assets during the three and six months ended June 30, 2017 as compared to the corresponding periods in 2016.

Management fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. Management fees for the three and six months ended June 30, 2017 decreased by $102,854 and $238,049, respectively, as compared to the corresponding periods in 2016. The decrease in management fees is due to lower average net assets during the three and six months ended June 30, 2017 as compared to the corresponding periods in 2016.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisors, (ii) allocating and reallocating the Partnership’s assets among the commodity trading advisors and (iii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net asset value on the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. General Partner fees for the three and six months ended June 30, 2017 decreased by $63,875 and $142,352, respectively, as compared to the corresponding periods in 2016. The decrease in General Partner fees is due to lower average net assets during the three and six months ended June 30, 2017 as compared to the corresponding periods in 2016.

Incentive fees paid by the Partnership to the Advisors are based on the new trading profits generated by each Advisor at the end of the quarter, as defined in the respective management agreements among the Partnership, the General Partner and each Advisor. Trading performance for the three and six months ended June 30, 2017 resulted in incentive fees of $33,010 and $94,164, respectively. Trading performance for the three and six months ended June 30, 2016 resulted in incentive fees of $0 and $180,449, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

The General Partner is also paid an incentive fee payable annually equal to 5% of the Partnership’s overall New Trading Profits, as defined in the Partnership’s limited partnership agreement, earned in each calendar year. Trading performance for the three and six months ended June 30, 2017 and 2016 did not result in any General Partner incentive fees.

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

As of June 30, 2017 and March 31, 2017, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	June 30, 2017	June 30, 2017 (percentage of Partners’ Capital)		March 31, 2017	March 31, 2017 (percentage of Partners’ Capital)
AE Capital	$10,928,754	21	%	$10,776,960	18	%
Cambridge	6,184,960	12	%	8,949,989	15	%
Harbour Square	14,591,071	27	%	15,850,532	26	%
Independent View	9,843,279	18	%	10,791,191	18	%
SECOR	11,905,696	22	%	14,192,504	23	%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

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

The Partnership and the Funds account for open positions on the basis of fair value accounting principles. Any loss in the market value of the Partnership’s and each Fund’s open positions is directly reflected in the Partnership’s and each Fund’s earnings and cash flow.

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

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2017 and December 31, 2016, as applicable. As of June 30, 2017, the Partnership’s total capitalization was $53,453,760.

	June 30, 2017
Market Sector		Value at Risk	% of Total Capitalization
Currencies		$7,854,356	14.69%
Energy		623,168	1.17
Grains		284,571	0.53
Indices		4,031,699	7.54
Interest Rates U.S.		96,016	0.18
Interest Rates Non-U.S.		369,684	0.69
Livestock		150,415	0.28
Metals		1,408,846	2.64
Softs		352,804	0.66

Total		$15,171,559	28.38%

As of December 31, 2016, the Partnership’s total capitalization was $63,890,718.

	December 31, 2016
Market Sector		Value at Risk	% of Total Capitalization
Currencies		$9,340,618	14.62%
Energy		240,032	0.38
Grains		534,238	0.84
Indices		4,628,954	7.25
Interest Rates U.S.		259,578	0.41
Interest Rates Non-U.S.		696,930	1.09
Livestock		67,341	0.11
Metals		1,077,578	1.69
Softs		329,266	0.52

Total		$17,174,535	26.91%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments in the Funds by market category as of June 30, 2017 and December 31, 2016, and the highest, lowest and average values during the three months ended June 30, 2017 and the twelve months ended December 31, 2016. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of June 30, 2017 and December 31, 2016, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

	June 30, 2017
			Three Months Ended June 30, 2017
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,715,409	3.21%	$2,571,044	$735,684	$1,818,057
Energy	359,502	0.67	947,430	59,943	383,323
Grains	180,213	0.34	429,239	128,059	245,770
Indices	1,506,936	2.82	2,549,011	1,121,057	1,854,993
Interest Rates U.S.	80,024	0.15	377,231	48,799	165,746
Interest Rates Non-U.S.	96,679	0.18	390,350	61,728	129,981
Livestock	59,070	0.11	140,580	44,550	83,710
Metals	70,063	0.13	269,324	37,862	83,971
Softs	98,714	0.18	146,212	25,476	78,173

Total	$4,166,610	7.79%

* Average of month-end Values at Risk.

	December 31, 2016
			Twelve Months Ended December 31, 2016
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$354,277	0.55%	$3,413,780	$-	$774,131
Energy	38,688	0.06	766,833	-	252,181
Grains	349,906	0.55	465,671	-	112,407
Indices	1,717,640	2.69	4,143,445	-	1,529,817
Interest Rates U.S.	118,379	0.19	804,067	-	263,503
Interest Rates Non-U.S.	189,887	0.30	1,313,118	-	432,795
Livestock	56,100	0.09	124,740	-	14,905
Metals	96,993	0.15	293,755	-	80,380
Softs	171,160	0.27	206,393	-	28,995

Total	$3,093,030	4.85%

* Annual average of month-end Values at Risk.

As of June 30, 2017, Cambridge Master’s total capital was $45,083,805. The Partnership owned approximately 15.9% of Cambridge Master. As of June 30, 2017, Cambridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Cambridge for trading) was as follows:

	June 30, 2017
			Three Months Ended June 30, 2017
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$22,777,152	50.52%	$25,579,221	$15,833,626	$21,866,906

Total	$22,777,152	50.52%

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

As of June 30, 2017, SECOR Master’s total capitalization was $32,104,302. The Partnership owned approximately 40.2% of SECOR Master. As of June 30, 2017, SECOR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to SECOR for trading) was as follows:

	June 30, 2017
			Three Months Ended June 30, 2017
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$6,259,284	19.50%	$8,786,583	$6,259,284	$7,019,887
Energy	655,587	2.04	655,587	220,617	466,842
Grains	259,478	0.81	590,596	233,898	377,405
Indices	6,277,641	19.55	7,187,572	4,186,407	6,474,908
Interest Rates U.S.	39,764	0.12	623,265	23,686	87,810
Interest Rates Non-U.S.	678,806	2.11	1,119,029	444,099	677,448
Livestock	227,123	0.71	287,375	87,694	244,897
Metals	3,328,787	10.37	3,328,787	1,350,873	2,501,142
Softs	631,777	1.97	662,476	214,555	526,221

Total	$18,358,247	57.18%

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2017 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At June 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $45 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $45 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. At June 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $48 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $48 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. On June 20, 2017 the Appellate Division, First Department, affirmed the lower court’s June 10, 2014 order. At March 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $237 million, and the certificates had incurred actual losses of approximately $87 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $237 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At June 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $25 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $25 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and under Part II, Item 1A. “Risk Factors.” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended June 30, 2017, there were additional subscriptions of 61.9730 Class A Redeemable Units totaling $78,041. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used in the trading of commodity interests including futures contracts, options, forward and swap contracts.

The following chart sets forth the purchases of limited partner Redeemable Units by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2017 - April 30, 2017	707.2460	$1,254.93	N/A	N/A
May 1, 2017 - May 31, 2017	2,243.0670	$1,257.57	N/A	N/A
June 1, 2017 - June 30, 2017	1,756.5060	$1,231.43	N/A	N/A
	4,706.8190	$1,247.42

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

10.3	(a)

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

10.4	(a)

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

10.5	(a)

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

10.6	(a)

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

10.7	(a)

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

10.8	(a)

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

10.13

Management Agreement among the Partnership, the General Partner and AE Capital PTY Limited (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 6, 2017, and incorporated herein by reference).

11.1		Foreign Exchange and Bullion Authorization Agreement among Cambridge, Cambridge Master and JPMorgan (filed herewith).

11.2		International Swap Dealers Association, Inc. Master Agreement between Cambridge Master and JPMorgan (filed herewith).

11.3		Schedule to International Swap Dealers Association, Inc. Master Agreement between Cambridge Master and JPMorgan (filed herewith).

11.4		2016 Credit Support Annex for Variation Margin to the Schedule to the International Swap Dealers Association, Inc. Master Agreement between Cambridge Master and JPMorgan (filed herewith).

11.5		Institutional Account Agreement between Cambridge Master and JPMorgan (filed herewith).

11.6		Foreign Exchange and Bullion Authorization Agreement among SECOR, SECOR Master and JPMorgan (filed herewith).

11.7		International Swap Dealers Association, Inc. Master Agreement between SECOR Master and JPMorgan (filed herewith).

11.8		Schedule to International Swap Dealers Association, Inc. Master Agreement between SECOR Master and JPMorgan (filed herewith).

11.9	2016 Credit Support Annex for Variation Margin to the Schedule to the International Swap Dealers Association, Inc. Master Agreement between SECOR Master and JPMorgan (filed herewith).

11.10	Institutional Account Agreement between SECOR Master and JPMorgan (filed herewith).

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

Date: August 10, 2017

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: August 10, 2017

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.