Form 10-Q
period 2017-09-30
EMERGING CTA PORTFOLIO LP
filed 2017-11-13
CIK 1269190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes X    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes         No X

As of October 31, 2017, 38,394.8000 Limited Partnership Class A Redeemable Units were outstanding and 0.0000 Limited Partnership Class Z Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Emerging CTA Portfolio L.P.

Statements of Financial Condition

	September 30,	December 31,
	2017	2016
	(Unaudited)

Assets:
Investment in the Funds(1), at fair value	$11,590,902	$37,830,104

Equity in trading account:
Unrestricted cash	35,477,315	26,587,134
Restricted cash	3,331,543	3,093,030
Net unrealized appreciation on open futures contracts	-	22,275
Net unrealized appreciation on open forward contracts	8,235	-
Options purchased, at fair value (cost $85,853 and $0 at September 30, 2017 and December 31, 2016, respectively)	39,741	-

Total equity in trading account	38,856,834	29,702,439

Cash at bank	631	217
Interest receivable	29,976	9,112

Total assets	$50,478,343	$67,541,872

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$164,133	$-
Accrued expenses:
Ongoing selling agent fees	82,781	112,570
Management fees	54,761	82,039
General Partner fees	41,801	56,176
Incentive fees	24,101	120,842
Professional fees	152,783	130,926
Redemptions payable to General Partner	-	100,000
Redemptions payable to Limited Partners	1,270,608	3,048,601

Total liabilities	1,790,968	3,651,154

Partners’ Capital:
General Partner, Class A, 0.0000 and 572.7556 Redeemable Units outstanding at September 30, 2017 and December 31, 2016, respectively	-	718,402
General Partner, Class Z, 656.2520 and 0.0000 Redeemable Units outstanding at September 30, 2017 and December 31, 2016, respectively	642,201	-
Limited Partners, Class A, 40,070.6260 and 50,365.0120 Redeemable Units outstanding at September 30, 2017 and December 31, 2016, respectively	48,045,174	63,172,316

Total partners’ capital (net asset value)	48,687,375	63,890,718

Total liabilities and partners’ capital	$50,478,343	$67,541,872

Net asset value per Redeemable Unit:
Class A	$1,199.01	$1,254.29

Class Z	$978.59	$-

(1) Defined in Note 1.

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.

Condensed Schedule of Investments

September 30, 2017

(Unaudited)

	Notional($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	106	$(98,154)	(0.20)%
Energy	221	(32,578)	(0.07)
Grains	63	19,735	0.04
Indices	181	37,528	0.08
Interest Rates U.S.	2	(1,172)	(0.00) *
Interest Rates Non-U.S.	39	(1,550)	(0.00) *
Livestock	78	29,316	0.06
Metals	50	(73,346)	(0.15)
Softs	64	(3,539)	(0.01)

Total futures contracts purchased		(123,760)	(0.25)

Futures Contracts Sold
Currencies	1	(138)	(0.00) *
Energy	68	(6,134)	(0.01)
Grains	131	(15,632)	(0.03)
Indices	128	(25,774)	(0.05)
Interest Rates U.S.	24	1,906	0.00 *
Interest Rates Non-U.S.	68	19,857	0.04
Livestock	72	(11,796)	(0.03)
Metals	2	1,415	0.00 *
Softs	15	(4,077)	(0.01)

Total futures contracts sold		(40,373)	(0.09)

Net unrealized depreciation on open futures contracts		$(164,133)	(0.34)%

Unrealized Appreciation on Open Forward Contracts
Currencies	$41,698,689	$52,983	0.11%

Total unrealized appreciation on open forward contracts		52,983	0.11

Unrealized Depreciation on Open Forward Contracts
Currencies	$39,202,988	(44,748)	(0.09)

Total unrealized depreciation on open forward contracts		(44,748)	(0.09)

Net unrealized appreciation on open forward contracts		$8,235	0.02%

Options Purchased
Calls
Energy	183	$26,901	0.06%

Puts
Energy	107	12,840	0.02

Total options purchased (cost $85,853)		$39,741	0.08%

Investment in the Funds
SECOR Master Fund L.P.		$8,136,648	16.71%
Cambridge Master Fund L.P.		3,454,254	7.10

Total Investment in the Funds		$11,590,902	23.81%

*	Due to rounding.

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

Emerging CTA Portfolio L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Investment Income:
Interest income	$86,273	$15,062	$196,377	$45,914
Interest income allocated from the Funds	34,845	28,129	110,260	85,231

Total investment income	121,118	43,191	306,637	131,145

Expenses:
Expenses allocated from the Funds	56,000	93,809	179,636	328,791
Clearing fees related to direct investments	46,563	49,577	159,637	191,061
Ongoing selling agent fees	256,614	383,426	869,315	1,280,398
Management fees	180,760	280,933	612,038	950,260
General Partner fees	129,453	191,411	434,890	639,200
Incentive fees	24,101	110,217	118,265	290,666
Professional fees	89,930	107,399	277,834	328,032

Total expenses	783,421	1,216,772	2,651,615	4,008,408

Net investment loss	(662,303)	(1,173,581)	(2,344,978)	(3,877,263)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Funds:
Net realized gains (losses) on closed contracts	502,882	2,123,836	(519,242)	1,293,168
Net realized gains (losses) on closed contracts allocated from the Funds	(1,307,447)	1,222,110	588,297	45,092
Net change in unrealized gains (losses) on open contracts	(120,234)	(1,509,556)	(226,654)	(504,134)
Net change in unrealized gains (losses) on open contracts allocated from the Funds	219,847	(1,815,328)	134,413	257,904

Total trading results	(704,952)	21,062	(23,186)	1,092,030

Net income (loss)	$(1,367,255)	$(1,152,519)	$(2,368,164)	$(2,785,233)

Net income (loss) allocation by Class:
Class A	$(1,353,204)	$(1,152,519)	$(2,354,113)	$(2,785,233)

Class Z	$(14,051)	$-	$(14,051)	$-

Net asset value per Redeemable Unit:
Class A (40,070.6260 and 56,890.8278 Redeemable Units outstanding at September 30, 2017 and 2016, respectively)	$1,199.01	$1,283.37	$1,199.01	$1,283.37

Class Z (656.2520 and 0.0000 Redeemable Units outstanding at September 30, 2017 and 2016, respectively)	$978.59	$-	$978.59	$-

Net income (loss) per Redeemable Unit*:
Class A	$(32.42)	$(19.23)	$(55.28)	$(44.79)

Class Z	$(21.41)	$-	$(21.41)	$-

Weighted average Redeemable Units outstanding:
Class A	41,972.5350	59,230.3588	46,281.6278	64,634.9709

Class Z	656.2520	-	656.2520	-

*	Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.

Statements of Changes in Partners’ Capital

For the Nine Months Ended September 30, 2017 and 2016

(Unaudited)

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2016	$63,890,718	50,937.7676	$-	-	$63,890,718	50,937.7676
Subscriptions - General Partner	-	-	656,252	656.2520	656,252	656.2520
Subscriptions - Limited Partners	157,041	124.9570	-	-	157,041	124.9570
Redemptions - General Partner	(706,349)	(572.7556)	-	-	(706,349)	(572.7556)
Redemptions - Limited Partners	(12,942,123)	(10,419.3430)	-	-	(12,942,123)	(10,419.3430)
Net income (loss)	(2,354,113)	-	(14,051)	-	(2,368,164)	-

Partners’ Capital, September 30, 2017	$48,045,174	40,070.6260	$642,201	656.2520	$48,687,375	40,726.8780

Partners’ Capital, December 31, 2015	$94,328,641	71,022.0498	$-	-	$94,328,641	71,022.0498
Subscriptions - Limited Partners	35,000	26.8380	-	-	35,000	26.8380
Redemptions - General Partner	(211,129)	(162.0830)	-	-	(211,129)	(162.0830)
Redemptions - Limited Partners	(18,355,305)	(13,995.9770)	-	-	(18,355,305)	(13,995.9770)
Net income (loss)	(2,785,233)	-	-	-	(2,785,233)	-

Partners’ Capital, September 30, 2016	$73,011,974	56,890.8278	$-	-	$73,011,974	56,890.8278

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

1.	Organization:

Emerging CTA Portfolio L.P. (the “Partnership”) is a limited partnership that was organized on July 7, 2003 under the partnership laws of the State of New York. The objective of the Partnership is to achieve capital appreciation through the allocation of assets to early-stage commodity trading advisors or established advisors employing early-stage strategies, which engage, directly and indirectly through investment in the Funds (as defined below), in speculative trading of a diversified portfolio of commodity interests, including futures, options on futures, forward, options on forward, spot and swap contracts, cash commodities and any other rights or interests pertaining thereto. The Partnership may also enter into swap and other derivative transactions directly and through its investment in the Funds with the approval of the General Partner (as defined below). The sectors traded include currencies, livestock, energy, grains, metals, indices, softs and U.S. and non-U.S. interest rates. The commodity interests that are traded by the Partnership directly or indirectly through its investment in the Funds are volatile and involve a high degree of market risk. The General Partner may also determine to invest up to all of the Partnership’s assets (directly or indirectly through its investment in the Funds) in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates.

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

During the reporting periods ended September 30, 2017 and 2016, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. The Partnership/Funds also deposit a portion of their cash in non-trading accounts at JPMorgan Chase Bank, N.A (“JPMorgan”).

As of September 1, 2011, the Partnership began offering three classes of limited partnership interests: Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units; each of which will be referred to as a “Class” and collectively referred to as the “Classes.” All Redeemable Units issued prior to September 1, 2011 were deemed “Class A Redeemable Units.” The rights, liabilities, risks, and fees associated with investment in the Class A Redeemable Units were not changed. Class A Redeemable Units and Class D Redeemable Units are available to taxable U.S. individuals and institutions, as well as U.S. tax exempt individuals and institutions. Class Z Redeemable Units are offered to certain employees of Morgan Stanley and its subsidiaries (and their family members). The Class of Redeemable Units that a limited partner of the Partnership receives upon subscription will generally depend upon the amount invested in the Partnership or the status of the limited partner, although the General Partner may determine to offer a particular Class of Redeemable Units to investors at its discretion. Class Z Redeemable Units were first issued on July 1, 2017. As of September 30, 2017, there were no Redeemable Units outstanding in Class D.

All trading decisions are made for the Partnership by its trading advisors (the “Advisors”) either directly, through individually managed accounts, or indirectly, through investments in other collective investment vehicles. As of September 30, 2017, AE Capital PTY Limited (“AE Capital”), The Cambridge Strategy (Asset Management) Limited (“Cambridge”), Harbour Square Capital Management LLC (“Harbour Square”), Independent View BV (“Independent View”), Launchpad Capital Management, LLC (“Launchpad”) and SECOR Capital Advisors, LP (“SECOR”) served as the Partnership’s major commodity trading advisors. Effective February 28, 2017, Willowbridge Associates Inc. (“Willowbridge”) ceased to act as a commodity trading advisor to the Partnership. Effective September 30, 2016, Centurion Investment Management, LLC (“Centurion”) ceased to act as a commodity trading advisor to the Partnership. Effective July 31, 2016, Perella Weinberg Partners Capital Management LP (“Perella”) ceased to act as a commodity trading advisor to the Partnership. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through individually managed accounts, or indirectly, through its investment in the Funds. In addition, the General Partner may allocate the Partnership’s assets to additional non-major trading advisors (i.e. commodity trading advisors allocated less than 10% of the Partnership’s assets). Information about advisors allocated less than 10% of the Partnership’s assets may not be disclosed. The General Partner may also allocate less than 10% of the Partnership’s assets to a new trading advisor or another trading program of a current Advisor.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

The Advisors are not affiliated with one another, are not affiliated with the General Partner or MS&Co. and are not responsible for the organization or operation of the Partnership. References herein to the “Advisors” may also include, as relevant, references to Willowbridge, Perella and Centurion.

From May 12, 2014 until its termination effective September 30, 2016, the assets allocated to Centurion for trading had been traded directly pursuant to Centurion’s Short Term Systemic Strategy Program. Prior to its termination effective July 31, 2016, the assets allocated to Perella had been traded directly pursuant to a variation of the program traded by PWP Global Macro Master Fund L.P. On August 1, 2016, the Partnership allocated a portion of its assets to Harbour Square, which trades the assets directly pursuant to Harbour Square’s Discretionary Energy Program through a managed account in the Partnership’s name. On October 1, 2016, the Partnership allocated a portion of its assets to Independent View, which trades the assets directly pursuant to Independent View’s IV Quantitative Futures Fund Program through a managed account in the Partnership’s name. On February 1, 2017, the Partnership allocated a portion of its assets to AE Capital. AE Capital began trading the assets directly pursuant to AE Capital’s AE Systematic FX Fund Program through a managed account in the Partnership’s name on March 1, 2017. On September 1, 2017, the Partnership allocated a portion of its assets to Launchpad which trades the assets directly pursuant to Launchpad MJP Commodity Strategy through a managed account in the Partnership’s name.

Cambridge Master Fund L.P (“Cambridge Master”), SECOR Master Fund L.P (“SECOR Master”), the Partnership and, prior to its termination, CMF Willowbridge Master Fund L.P. (“Willowbridge Master”) have entered into futures brokerage account agreements and foreign exchange brokerage account agreements with MS&Co. Cambridge Master and SECOR Master are collectively referred to as the “Funds.” References herein to “Funds” may also include as relevant, references to Willowbridge Master. The Partnership, directly and through its investment in the Funds, pays MS&Co. (or will reimburse MS&Co. if previously paid) its allocable share of all trading fees for the clearing and, where applicable, execution of transactions as well as exchange, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”).

Effective July 12, 2017, Cambridge Master and SECOR Master each entered into certain agreements with JPMorgan in connection with trading in forward foreign currency contracts on behalf of the referenced Funds and indirectly, the Partnership. These agreements include a foreign exchange and bullion authorization agreement (“FX Agreement”), an International Swap Dealers Association, Inc. master agreement (“Master Agreement”), a schedule to the Master Agreement, a 2016 credit support annex for variation margin to the schedule and an institutional account agreement. In addition to Cambridge Master and SECOR Master, Cambridge and SECOR are both parties to the FX Agreements for the Funds to which each acts as advisor. Under each FX Agreement, JPMorgan charges a fee on the aggregate foreign currency transactions entered into on behalf of the respective Fund during a month.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2017, the results of its operations for the three and nine months ended September 30, 2017 and 2016 and changes in partners’ capital for the nine months ended September 30, 2017 and 2016. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2016. The December 31, 2016 information has been derived from the audited financial statements as of and for the year ended December 31, 2016.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended September 30, 2017 and 2016, the Partnership carried no debt and substantially all the Partnership’s investments were carried at fair value and classified as Level 1 and Level 2 measurements.

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

Partnership’s Cash. The Partnership’s cash includes cash denominated in foreign currencies of $8,642 (cost of $8,661) and $(265,409) (proceeds of $267,759) as of September 30, 2017 and December 31, 2016, respectively.

Income Taxes. Income taxes have not been recorded as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The Partnership follows the guidance of ASC 740, “Income Taxes,” which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions determined not to meet the more-likely-than-not threshold would be recorded as a tax benefit or liability in the Partnership’s Statements of Financial Condition for the current year. If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Statements of Income and Expenses in the period in which the position is claimed or expected to be claimed. The General Partner has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2013 through 2016 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

3.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the three and nine months ended September 30, 2017 and 2016 were as follows:

Class A
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$(16.76)	$0.58	$(4.72)	$15.20
Net investment loss	(15.66)	(19.81)	(50.56)	(59.99)

Increase (decrease) for the period	(32.42)	(19.23)	(55.28)	(44.79)
Net asset value per Redeemable Unit, beginning of period	1,231.43	1,302.60	1,254.29	1,328.16

Net asset value per Redeemable Unit, end of period	$1,199.01	$1,283.37	$1,199.01	$1,283.37

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Ratios to Average Limited Partners’ Capital:**
Net investment loss ***	(5.1)%	(5.7)%	(5.4)%	(6.1)%

Operating expenses	5.9%	5.8%	6.0%	5.9%
Incentive fees	0.1%	0.1%	0.2%	0.4%

Total expenses	6.0%	5.9%	6.2%	6.3%

Total return:
Total return before incentive fees	(2.5)%	(1.4)%	(4.2)%	(3.0)%
Incentive fees	(0.1)%	(0.1)%	(0.2)%	(0.4)%

Total return after incentive fees	(2.6)%	(1.5)%	(4.4)%	(3.4)%

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

All of the commodity interests owned by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended September 30, 2017 and 2016 were 1,209 and 1,007, respectively. The monthly average number of futures contracts traded directly by the Partnership during the nine months ended September 30, 2017 and 2016 were 2,014 and 2,442 respectively. The monthly average number of option contracts traded directly by the Partnership during the three months ended September 30, 2017 and 2016 were 97 and 0, respectively. The monthly average number of option contracts traded directly by the Partnership during the nine months ended September 30, 2017 and 2016 were 59 and 0, respectively. The monthly average notional value of currency forward contracts traded directly by the Partnership during the three months ended September 30, 2017 and 2016 were $89,134,286 and $10,650,973, respectively. The monthly average notional value of currency forward contracts traded directly by the Partnership during the nine months ended September 30, 2017 and 2016 were $62,032,845 and $20,069,124, respectively.

Trading and transaction fees are based on the number of trades executed by the Advisors and the Partnership’s percentage ownership of each respective Fund.

All clearing fees paid to MS&Co. are borne directly by the Partnership for its direct trading. In addition, clearing fees are borne by the Funds and are allocated to the Funds’ limited partners, including the Partnership.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting agreements or similar arrangements as of September 30, 2017 and December 31, 2016, respectively.

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
		Statements of	Statements of		Cash Collateral
	Gross Amounts	Financial	Financial	Financial	Received/
September 30, 2017	Recognized	Condition	Condition	Instruments	Pledged*	Net Amount

Assets
Futures	$354,618	$(354,618)	$-	$-	$-	$-
Forwards	52,983	(44,748)	8,235	-	-	8,235

Total assets	$407,601	$(399,366)	$8,235	$-	$-	$8,235

Liabilities
Futures	$(518,751)	$354,618	$(164,133)	$-	$-	$(164,133)
Forwards	(44,748)	44,748	-	-	-	-

Total liabilities	$(563,499)	$399,366	$(164,133)	$-	$-	$(164,133)

Net Fair Value						$(155,898)	*

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
		Statements of	Statements of		Cash Collateral
	Gross Amounts	Financial	Financial	Financial	Received/
December 31, 2016	Recognized	Condition	Condition	Instruments	Pledged*	Net Amount

Assets
Futures	$365,927	$(343,652)	$22,275	$-	$-	$22,275

Total assets	$365,927	$(343,652)	$22,275	$-	$-	$22,275

Liabilities
Futures	$(343,652)	$343,652	$-	$-	$-	$-

Total liabilities	$(343,652)	$343,652	$-	$-	$-	$-

Net Fair Value						$22,275	*

*

In the event of default by the Partnership, MS&Co., the Partnership’s commodity futures broker and the sole counterparty to the Partnership’s non-exchange-traded contracts, as applicable, has the right to offset the Partnership’s obligation with the Partnership’s cash and/or U.S. Treasury bills held by MS&Co., thereby minimizing MS&Co.’s risk of loss. In certain instances, MS&Co. may not post collateral and as such, in the event of default by MS&Co., the Partnership is exposed to the amount shown in the Statements of Financial Condition. In the case of exchange-traded contracts, the Partnership’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee funds may be available in the event of a default.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures, forward and option contracts, as applicable, held directly by the Partnership as separate assets and liabilities as of September 30, 2017 and December 31, 2016, respectively.

	September 30, 2017
Assets
Futures Contracts
Currencies	$1,494
Energy	92,986
Grains	24,781
Indices	150,154
Interest Rates U.S.	1,937
Interest Rates Non-U.S.	21,712
Livestock	44,752
Metals	6,077
Softs	10,725

Total unrealized appreciation on open futures contracts	354,618

Liabilities
Futures Contracts
Currencies	(99,786)
Energy	(131,698)
Grains	(20,678)
Indices	(138,400)
Interest Rates U.S.	(1,203)
Interest Rates Non-U.S.	(3,405)
Livestock	(27,232)
Metals	(78,008)
Softs	(18,341)

Total unrealized depreciation on open futures contracts	(518,751)

Net unrealized depreciation on open futures contracts	$(164,133)	*

Assets
Forward Contracts
Currencies	$52,983

Total unrealized appreciation on open forward contracts	52,983

Liabilities
Forward Contracts
Currencies	(44,748)

Total unrealized depreciation on open forward contracts	(44,748)

Net unrealized appreciation on open forward contracts	$8,235	**

Assets
Options Purchased
Energy	$39,741

Total options purchased	$39,741	***

*	This amount is in “Net unrealized depreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” in the Statements of Financial Condition.

***	This amount is in “Options purchased, at fair value” in the Statements of Financial Condition.

.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

	December 31, 2016
Assets
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

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three and nine months ended September 30, 2017 and 2016, respectively.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
Sector	2017		2016		2017		2016
Currencies	$363,952		$(238,131)		$493,307		$265,224
Energy	(173,126)		756,538		(357,316)		813,101
Grains	10,579		127,735		(788,473)		82,116
Indices	288,760		143,193		623,670		225,290
Interest Rates U.S.	(20,734)		51,632		(273,953)		(1,260,625)
Interest Rates Non-U.S.	(21,170)		(200,649)		97,678		1,172,216
Livestock	(108,608)		(457)		(17,688)		(42)
Metals	144,355		(25,213)		(90,857)		(502,891)
Softs	(101,360)		(368)		(432,264)		(5,355)

Total	$382,648	****	$614,280	****	$(745,896)	****	$789,034	*	***

**** This amount is included in “Total trading results” in the Partnership’s Statements of Income and Expenses.

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

The Partnership and the Funds consider prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of September 30, 2017 and December 31, 2016 and for the periods ended September 30, 2017 and 2016, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

September 30, 2017	Total	Level 1	Level 2	Level 3
Assets
Futures	$354,618	$354,618	$-	$-
Forwards	52,983	-	52,983	-
Options	39,741	39,741	-	-

Total assets	$447,342	$394,359	$52,983	$-

Liabilities
Futures	$518,751	$518,751	$-	$-
Forwards	44,748	-	44,748	-

Total liabilities	$563,499	$518,751	$44,748	$-

December 31, 2016	Total	Level 1	Level 2	Level 3
Assets
Futures	$365,927	$365,927	$-	$-

Total assets	$365,927	$365,927	$-	$-

Liabilities
Futures	$343,652	$343,652	$-	$-

Total liabilities	$343,652	$343,652	$-	$-

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

6.	Investment in the Funds:

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

Effective January 1, 2013, the assets traded directly by Willowbridge using its wPraxis Futures Trading Approach were invested in Willowbridge Master, a limited partnership organized under the partnership laws of the State of New York. Effective February 28, 2017, the Partnership fully redeemed its investment in Willowbridge Master.

The General Partner is not aware of any material changes to any of the trading programs discussed above during the fiscal quarter ended September 30, 2017.

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

At September 30, 2017, the Partnership owned approximately 32.3% of SECOR Master and 9.2% of Cambridge Master. At December 31, 2016, the Partnership owned approximately 49.1% of SECOR Master, 26.2% of Cambridge Master and 1.0% of Willowbridge Master. It is the Partnership’s intention to continue to invest in the Funds (except Willowbridge Master). The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same as they would be if the Partnership traded directly and the redemption rights are not affected.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the total assets, liabilities and partners’ capital of the Funds is shown in the following tables:

	September 30, 2017
	Total Assets	Total Liabilities	Total Partners’ Capital

SECOR Master	$25,872,338	$729,532	$25,142,806
Cambridge Master	37,588,153	37,728	37,550,425

	December 31, 2016
	Total Assets	Total Liabilities	Total Partners’ Capital
SECOR Master	$39,231,542	$679,104	$38,552,438
Cambridge Master	58,282,466	1,125,600	57,156,866
Willowbridge Master	396,846,845	5,348,232	391,498,613

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the three months ended September 30, 2017
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
SECOR Master	$8,727	$(2,449,650)	$(2,440,923)
Cambridge Master	42,206	(1,947,071)	(1,904,865)

	For the nine months ended September 30, 2017
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
SECOR Master	$(5,327)	$(1,070,201)	$(1,075,528)
Cambridge Master	105,724	3,712,345	3,818,069
Willowbridge Master (a)	155,028	(5,302,674)	(5,147,646)

	For the three months ended September 30, 2016
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
SECOR Master	$(50,084)	$2,380,570	$2,330,486
Cambridge Master	(3,827)	(5,491,999)	(5,495,826)
Willowbridge Master	(38,070)	(8,182,932)	(8,221,002)

	For the nine months ended September 30, 2016
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
SECOR Master	$(195,808)	$2,774,132	$2,578,324
Cambridge Master	3,746	(2,913,416)	(2,909,670)
Willowbridge Master	(222,525)	(18,740,739)	(18,963,264)

(a) From January 1, 2017 through February 28, 2017, the date the Partnership fully redeemed its interest in Willowbridge Master.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the Partnership’s investments in and the Partnership’s pro-rata share of the results of operations of the Funds is shown in the following tables:

	September 30, 2017		For the three months ended September 30, 2017
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
SECOR Master	16.71%	$8,136,648	$(812,825)	$44,788	$5,773	$(863,386)	Commodity Portfolio	Monthly
Cambridge Master	7.10%	3,454,254	(239,930)	3,572	1,867	(245,369)	Commodity Portfolio	Monthly

Total		$11,590,902	$(1,052,755)	$48,360	$7,640	$(1,108,755)

	September 30, 2017		For the nine months ended September 30, 2017
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
SECOR Master	16.71%	$8,136,648	$(124,335)	$137,951	$19,682	$(281,968)	Commodity Portfolio	Monthly
Cambridge Master	7.10%	3,454,254	968,844	13,517	7,812	947,515	Commodity Portfolio	Monthly
Willowbridge Master(a)	0.00%	-	(11,539)	612	62	(12,213)	Commodity Portfolio	Monthly

Total		$11,590,902	$832,970	$152,080	$27,556	$653,334

	December 31, 2016		For the three months ended September 30, 2016
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
SECOR Master	29.63%	$18,932,359	$1,106,480	$63,915	$9,162	$1,033,403	Commodity Portfolio	Monthly
Cambridge Master	23.42%	14,960,410	(1,497,401)	9,041	5,442	(1,511,884)	Commodity Portfolio	Monthly
Willowbridge Master	6.16%	3,937,335	(174,168)	5,808	441	(180,417)	Commodity Portfolio	Monthly

Total		$37,830,104	$(565,089)	$78,764	$15,045	$(658,898)

	December 31, 2016		For the nine months ended September 30, 2016
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
SECOR Master	29.63%	$18,932,359	$1,348,719	$238,343	$26,215	$1,084,161	Commodity Portfolio	Monthly
Cambridge Master	23.42%	14,960,410	(537,484)	21,722	19,078	(578,284)	Commodity Portfolio	Monthly
Willowbridge Master	6.16%	3,937,335	(423,008)	21,782	1,651	(446,441)	Commodity Portfolio	Monthly

Total		$37,830,104	$388,227	$281,847	$46,944	$59,436

(a) From January 1, 2017 through February 28, 2017, the date the Partnership fully redeemed its interest in Willowbridge Master.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

7.	Financial Instrument Risks:

In the normal course of business, the Partnership and the Funds are parties to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include futures, forwards, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, swap and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 35.2% to 55.1% of the Partnership’s/Funds’ contracts are traded OTC.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds have credit risk and concentration risk, as MS&Co., an MS&Co. affiliate or JPMorgan are counterparties or brokers with respect to the Partnership’s/Funds’ assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co. or an MS&Co. affiliate, the Partnership’s/Funds’ counterparty is an exchange or clearing organization.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Funds, (ii) equity in trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options purchased at fair value and investment in U.S. Treasury bills at fair value, if applicable, (iii) cash at bank and (iv) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments and investment in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2017.

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

For the nine months ended September 30, 2017, Partnership capital decreased 23.8% from $63,890,718 to $48,687,375. This decrease was attributable to redemptions of 10,419.3430 Class A limited partner Redeemable Units totaling $12,942,123, redemptions of 572.7556 Class A General Partner Redeemable Units totaling $706,349 and a net loss of $2,368,164, which was partially offset by subscriptions for 124.9570 Class A limited partner Redeemable Units totaling $157,041 and subscriptions for 656.2520 Class Z General Partner Redeemable Units totaling $656,252. Future redemptions can impact the amount of funds available for investment in subsequent periods.

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

The Partnership and the Funds record all investments at fair value in their financial statements, with changes in fair value reported as a component of net realized gains (losses) and net change in unrealized gains (losses) in the Statements of Income and Expenses.

Results of Operations

During the Partnership’s third quarter of 2017, the net asset value per Class A Redeemable Unit decreased 2.6% from $1,231.43 to $1,199.01, as compared to a decrease of 1.5% in the third quarter of 2016. During the Partnership’s third quarter of 2017, the net asset value per Class Z Redeemable Unit decreased 2.1% from $1,000.00 to $978.59. The Partnership experienced a net trading loss before fees and expenses in the third quarter of 2017 of $704,952. Losses were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy, grains, U.S. interest rates, livestock and softs and were partially offset by gains in indices, metals and non-U.S. interest rates. The Partnership experienced a net trading gain before fees and expenses in the third quarter of 2016 of $21,062. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy, grains, livestock, softs and indices, and were partially offset by losses in currencies, U.S. and non-U.S. interest rates and metals.

The most significant losses were incurred within the agricultural sector primarily during July from short positions in soybean futures as drought conditions in portions of the Midwest threatened crops, pushing prices higher. Further losses were experienced in this sector during July from short futures positions in coffee, sugar, and cocoa. Within the energy complex, losses were recorded during the second half of the September from long futures positions in natural gas as prices decreased amid mild weather and speculation of an increase in stockpiles. Within the currency sector, losses were recorded during the first half of August from long positions in the Canadian dollar versus the U.S. dollar as the relative value of the U.S. dollar increased amid positive U.S. jobs data, which led to speculation that the U.S. Federal Reserve would increase interest rates. The Partnership’s losses for the quarter were partially offset by gains achieved within the metals complex during August from long positions in industrials metals futures as prices climbed higher amid a recovery in Chinese demand and mining labor disputes. Within the global stock index markets, gains were recorded during July and August from long positions in U.S., Asian, and European equity index futures as prices were buoyed by growing confidence in the strength of the global economy.

During the Partnership’s nine months ended September 30, 2017, the net asset value per Class A Redeemable Unit decreased 4.4% from $1,254.29 to $1,199.01, as compared to a decrease of 3.4% in the nine months ended September 30, 2016. For the period from July 1, 2017 (date of first issuance) to September 30, 2017, the net asset value per Class Z Redeemable Unit decreased 2.1% from $1,000.00 to $978.59. The Partnership experienced a net trading loss before fees and expenses in the nine months ended September 30, 2017 of $23,186. Losses were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy, grains, U.S. and non-U.S. interest rates, livestock, metals and softs and were partially offset by gains in currencies and indices. The Partnership experienced a net trading gain before fees and expenses in the nine months ended September 30, 2016 of $1,092,030. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy, grains, non-U.S. interest rates, livestock, softs and indices, and were partially offset by losses in currencies, U.S. interest rates and metals.

The most significant losses were incurred within the agricultural markets primarily during the first half of February from short positions in corn and wheat futures as prices rose following an improved outlook for U.S. exports. Smaller losses in this sector were recorded from the soft commodity markets throughout the first quarter. During late June, additional losses within the agricultural markets were experienced from short wheat and soybeans futures positions as prices rose sharply after the U.S. Department of Agriculture added to supply concerns by reporting soybean and spring wheat acres were below expectations. During July, losses were recorded from short positions in soybean futures as drought conditions in portions of the Midwest threatened crops, pushing prices higher. Further losses in this sector were experienced during July from short futures positions in coffee, sugar, and cocoa. Within the energy complex, losses were experienced primarily during January from long positions in natural gas futures as prices decreased due to milder-than-normal temperatures in North America. Additional losses were experienced during January and March from long futures positions in oil distillates. Further losses in the energies were recorded during April from both long and short natural gas futures positions as prices whipsawed as investors speculated on U.S. storage levels and natural gas demand. During September, losses in this sector were from long futures positions in natural gas. Losses within the metals sector were incurred primarily during March from long positions in gold and silver futures as prices retreated during the first half of the month as rising interest rates diminished precious metal demand. Losses were also incurred in the metals complex during March through June from long and short industrial metals futures positions as prices whipsawed as investors digested information relating to the value of the U.S. dollar and Chinese demand. Additional losses were experienced in this complex during July from futures positions in copper. Within the global interest rate sector, losses were recorded during February and March from long and short fixed income futures positions as prices whipsawed amid rising populist sentiment in the Eurozone and speculation of the U.S. Federal Reserve’s monetary policy. Additional losses in the sector were recorded primarily during the last week of June from long European fixed income futures positions as prices reversed lower following comments by Mario Draghi, President of the European Central Bank, expressing optimism on Eurozone inflation. A portion of the Partnership’s losses for the first nine months of the year was offset by trading gains achieved within the global stock index sector from long positions in U.S., European, and Asian equity index futures as prices rallied January, March, May, July, and August amid positive economic data within all three regions and a renewed bullishness relating to potential global economic growth. Additional gains were experienced in this sector during June from short European equity index futures positions as prices declined as the European Central Bank’s monetary policy grew more hawkish. Within the currency sector, gains were primarily recorded during the first half of the February from short positions in the Swedish krona versus the U.S. dollar as the relative value of the dollar strengthened following comments released by President Trump that renewed expectations of faster U.S. economic growth. Additional gains within the currency markets were experienced during April from short positions in the Canadian and Australian dollars (“commodity currencies”) versus the U.S. dollar as the value of these commodity currencies declined as commodity prices broadly decreased and weak economic data surfaced in each country, respectively. During July, further gains were experienced in the currency sector from long positions in the Canadian dollar and Norwegian krone.

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

Interest income on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) MS&Co. brokerage account during each month is earned at the monthly average of the 4-week U.S. Treasury bill discount rate. Any interest earned on the Partnership’s and/or each Fund’s account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All other interest income will be retained by the Partnership and/or the Funds, as applicable. Interest income for the three and nine months ended September 30, 2017 increased by $77,927 and $175,492, respectively, as compared to the corresponding periods in 2016. The increase in interest income is primarily due to higher 4-week U.S. Treasury bill discount rates during the three and nine months ended September 30, 2017 as compared to the corresponding periods in 2016. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership is dependent upon (1) the average daily equity maintained in cash in the Partnership’s and/or the applicable Fund’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds or MS&Co. has control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three and nine months ended September 30, 2017 decreased by $3,014 and $31,424, respectively, as compared to the corresponding periods in 2016. The decrease in these clearing fees is primarily due to a decrease in the number of direct trades made by the Partnership during the three and nine months ended September 30, 2017 as compared to the corresponding periods in 2016.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value of Class A Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. Ongoing selling agent fees for the three and nine months ended September 30, 2017 decreased by $126,812 and $411,083, respectively, as compared to the corresponding periods in 2016. The decrease in ongoing selling agent fees is due to lower average net assets attributable to Class A Redeemable Units during the three and nine months ended September 30, 2017 as compared to the corresponding periods in 2016.

Management fees are calculated as a percentage of the Partnership’s adjusted net assets per Class as of the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. Management fees for the three and nine months ended September 30, 2017 decreased by $100,173 and $338,222, respectively, as compared to the corresponding periods in 2016. The decrease in management fees is due to lower average net assets per Class during the three and nine months ended September 30, 2017 as compared to the corresponding periods in 2016.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisors, (ii) allocating and reallocating the Partnership’s assets among the commodity trading advisors and (iii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net assets per Class as of the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. General Partner fees for the three and nine months ended September 30, 2017 decreased by $61,958 and $204,310, respectively, as compared to the corresponding periods in 2016. The decrease in General Partner fees is due to lower average net assets per Class during the three and nine months ended September 30, 2017 as compared to the corresponding periods in 2016.

Incentive fees paid by the Partnership to the Advisors are based on the new trading profits generated by each Advisor at the end of the quarter, as defined in the respective management agreements among the Partnership, the General Partner and each Advisor. Trading performance for the three and nine months ended September 30, 2017 resulted in incentive fees of $24,101 and $118,265, respectively. Trading performance for the three and nine months ended September 30, 2016 resulted in incentive fees of $110,217 and $290,666, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

The General Partner is also paid an incentive fee payable annually equal to 5% of the Partnership’s overall New Trading Profits, as defined in the Partnership’s limited partnership agreement, earned in each calendar year. Trading performance for the three and nine months ended September 30, 2017 and 2016 did not result in any General Partner incentive fees.

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

As of September 30, 2017 and June 30, 2017, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

		September 30, 2017		June 30, 2017
		(percentage of		(percentage of
Advisor	September 30, 2017	Partners’ Capital)	June 30, 2017	Partners’ Capital)
AE Capital	$9,798,082	20%	$10,928,754	21%
Cambridge	2,803,390	6%	6,184,960	12%
Harbour Square	11,407,240	23%	14,591,071	27%
Independent View	7,508,092	15%	9,843,279	18%
Launchpad	9,706,471	20%	-	-%
SECOR	7,464,100	16%	11,905,696	22%

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. Cambridge and SECOR currently trade the Partnership’s assets indirectly in master fund managed accounts established in the name of the master fund over which they have been granted limited authority to make trading decisions. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly and through its investments in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e., in the managed accounts in the Partnership’s name traded by certain Advisors) and indirectly by each Fund separately. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2017 and December 31, 2016, as applicable. As of September 30, 2017, the Partnership’s total capitalization was $48,687,375.

September 30, 2017
		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$3,265,365	6.71%
Energy	473,531	0.97
Grains	172,308	0.35
Indices	2,822,880	5.80
Interest Rates U.S.	95,953	0.20
Interest Rates Non-U.S.	217,313	0.45
Livestock	125,905	0.26
Metals	484,803	0.99
Softs	299,898	0.62

Total	$7,957,956	16.35%

As of December 31, 2016, the Partnership’s total capitalization was $63,890,718.

December 31, 2016
		% of Total
Market Sector	Value at Risk	Capitalization
Currencies	$9,340,618	14.62%
Energy	240,032	0.38
Grains	534,238	0.84
Indices	4,628,954	7.25
Interest Rates U.S.	259,578	0.41
Interest Rates Non-U.S.	696,930	1.09
Livestock	67,341	0.11
Metals	1,077,578	1.69
Softs	329,266	0.52

Total	$17,174,535	26.91%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments in the Funds by market category as of September 30, 2017 and December 31, 2016, and the highest, lowest and average values during the three months ended September 30, 2017 and the twelve months ended December 31, 2016. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of September 30, 2017 and December 31, 2016, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

September 30, 2017
			Three Months Ended September 30, 2017
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$1,318,985	2.71%	$2,107,052	$688,087	$1,592,619
Energy	356,174	0.73	535,832	33,059	287,869
Grains	119,197	0.24	136,912	38,763	114,290
Indices	1,106,161	2.27	1,685,308	807,536	1,250,993
Interest Rates U.S.	21,973	0.05	73,019	4,335	19,069
Interest Rates Non-U.S.	52,006	0.11	94,596	19,402	57,651
Livestock	97,020	0.20	114,125	1,925	44,935
Metals	120,271	0.25	159,205	45,155	107,355
Softs	115,577	0.24	160,864	24,420	88,106

Total	$3,307,364	6.80%

* Average of month-end Values at Risk.
December 31, 2016
			Twelve Months Ended December 31, 2016
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$354,277	0.55%	$3,413,780	$-	$774,131
Energy	38,688	0.06	766,833	-	252,181
Grains	349,906	0.55	465,671	-	112,407
Indices	1,717,640	2.69	4,143,445	-	1,529,817
Interest Rates U.S.	118,379	0.19	804,067	-	263,503
Interest Rates Non-U.S.	189,887	0.30	1,313,118	-	432,795
Livestock	56,100	0.09	124,740	-	14,905
Metals	96,993	0.15	293,755	-	80,380
Softs	171,160	0.27	206,393	-	28,995

Total	$3,093,030	4.85%

*	Annual average of month-end Values at Risk.

As of September 30, 2017, Cambridge Master’s total capital was $37,550,425. The Partnership owned approximately 9.2% of Cambridge Master. As of September 30, 2017, Cambridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Cambridge for trading) was as follows:

September 30, 2017

			Three Months Ended September 30, 2017
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$14,819,624	39.47%	$24,251,969	$6,966,911	$10,742,790

Total	$14,819,624	39.47%

*	Average of month-end Values at Risk.

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

As of September 30, 2017, SECOR Master’s total capitalization was $25,142,806. The Partnership owned approximately 32.3% of SECOR Master. As of September 30, 2017, SECOR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to SECOR for trading) was as follows:

September 30, 2017

			Three Months Ended September 30, 2017
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$1,804,995	7.18%	$7,173,560	$1,484,712	$2,695,052
Energy	362,894	1.44	635,149	266,864	396,292
Grains	164,230	0.65	248,335	124,449	175,874
Indices	5,308,468	21.11	6,746,039	4,473,552	5,682,429
Interest Rates U.S.	228,763	0.91	480,563	2,513	152,027
Interest Rates Non-U.S.	511,166	2.03	669,581	410,172	541,210
Livestock	89,320	0.36	238,480	85,690	167,173
Metals	1,127,212	4.48	3,169,014	621,458	1,366,596
Softs	569,962	2.27	691,081	410,287	574,543

Total	$10,167,010	40.43%

*	Average of month-end Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2017 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2016, 2015, 2014, 2013, and 2012. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. Please refer to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2016 Audited Financial Statement and MS&Co’s Mid-Year Financials as of June 30, 2017.

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

On September 28, 2017, the CFTC issued an order filing and simultaneously settling charges against MS&Co. regarding violations of CFTC Rule 166.3 by failing to diligently supervise the reconciliation of exchange and clearing fees with the amounts it ultimately charged customers for certain transactions on multiple exchanges. The order and settlement required MS&Co. to pay a $500,000 penalty and cease and desist from violating Rule 166.3.

On November 2, 2017, the CFTC issued an order filing and simultaneously settling charges against MS&Co. for non-compliance with applicable rules governing Part 17 Large Trader reports to the CFTC. The order requires MS&Co. to pay a $350,000 penalty and cease and desist from further violations of the Commodity Exchange Act.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At September 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $45 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $45 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. On February 6, 2017, the action was remanded to the Superior Court of the Commonwealth of Massachusetts. At September 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $47 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $47 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. On June 20, 2017 the Appellate Division, First Department, affirmed the lower court’s June 10, 2014 order. On July 28, 2017, MS&Co. filed a motion for leave to appeal that decision to the New York Court of Appeals. On October 3, 2017, the Appellate Division, First Department denied MS&Co.’s motion for leave to appeal. At September 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $232 million, and the certificates had incurred actual losses of approximately $87 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $232 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At September 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $25 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $25 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Item lA. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and under Part II, Item 1A. “Risk Factors.” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2017 and June 30, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended September 30, 2017, there were no additional subscriptions of Class A Redeemable Units. Redeemable Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. Redeemable Units are purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relies on the fact that Redeemable Units are purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used in the trading of commodity interests including futures, option, forward and swap contracts.

The following chart sets forth the purchases of limited partner Redeemable Units by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2017 - July 31, 2017	962.3810	$1,218.48	N/A	N/A
August 1, 2017 - August 31, 2017	782.1020	$1,222.07	N/A	N/A
September 1, 2017 - September 30, 2017	1,059.7140	$1,199.01	N/A	N/A
	2,804.1970	$1,212.12

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

31.1 — Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director) (filed herewith).

31.2 — Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director) (filed herewith).

32.1 — Section  1350 Certification (Certification of President and Director) (filed herewith).

32.2 — Section  1350 Certification (Certification of Chief Financial Officer and Director) (filed herewith).

101. INS      XBRL Instance Document.

101. SCH     XBRL Taxonomy Extension Schema Document.

101. CAL     XBRL Taxonomy Extension Calculation Linkbase Document.

101. LAB     XBRL Taxonomy Extension Label Linkbase Document.

101. PRE     XBRL Taxonomy Extension Presentation Linkbase Document.

101. DEF     XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMERGING CTA PORTFOLIO L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date:	November 13, 2017

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date:	November 13, 2017

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.