Form 10-K
period 2017-12-31
EMERGING CTA PORTFOLIO LP
filed 2018-03-28
CIK 1269190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes    No X

Limited Partnership Redeemable Units with an aggregate value of $52,797,411 were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 28, 2018, 34,221.7840 Limited Partnership Class A Redeemable Units were outstanding and 21.2650 Limited Partnership Class Z Redeemable Units were outstanding.

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

Between December 1, 2003 (commencement of the offering period) and August 5, 2004, 20,872 units of limited partnership interest (“Redeemable Units”) were sold at $1,000 per Redeemable Unit. The proceeds of the initial offering were held in an escrow account until August 6, 2004, at which time they were remitted to the Partnership for trading. The Partnership privately and continuously offers Redeemable Units to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership. Subscriptions of additional Redeemable Units and additional general partner contributions and redemptions of Redeemable Units for the years ended December 31, 2017, 2016 and 2015 are reported in the Statements of Changes in Partners’ Capital under “Item 8. Financial Statements and Supplementary Data.”

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

During the years ended December 31, 2017, 2016 and 2015, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank N.A. (“JPMorgan”) was also a foreign exchange forward counterparty for certain Funds. During prior periods included in this report, Citigroup Global Markets Inc. (“CGM”) also served as a commodity broker. The Partnership/Funds also deposit a portion of their cash in non-trading accounts at JPMorgan.

As of September 1, 2011, the Partnership began offering three classes of limited partnership interests: Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units; each of which will be referred to as a “Class” and collectively referred to as the “Classes.” All Redeemable Units issued prior to September 1, 2011 were deemed “Class A Redeemable Units.” The rights, liabilities, risks, and fees associated with investment in the Class A Redeemable Units were not changed. Class A Redeemable Units and Class D Redeemable Units are available to taxable U.S. individuals and institutions, U.S. tax exempt individuals and institutions and non-U.S. investors. Class Z Redeemable Units are offered to certain employees of Morgan Stanley and its subsidiaries (and their family members). The Class of Redeemable Units that a limited partner of the Partnership receives upon subscription will generally depend upon the amount invested in the Partnership or the status of the limited partner, although the General Partner may determine to offer a particular Class of Redeemable Units to investors at its discretion. Class Z Redeemable Units were first issued on July 1, 2017. As of December 31, 2017, there were no Redeemable Units outstanding in Class D.

All trading decisions are made for the Partnership by its trading advisors (the “Advisors”) either directly, through individually managed accounts, or indirectly, through investments in other collective investment vehicles. As of December 31, 2017, AE Capital PTY Limited (“AE Capital”), The Cambridge Strategy (Asset Management) Limited (“Cambridge”), Harbour Square Capital Management LLC (“Harbour Square”), Independent View BV (“Independent View”), Launchpad Capital Management, LLC (“Launchpad”) and SECOR Capital Advisors, LP (“SECOR”) served as the Partnership’s major commodity trading advisors. Effective February 28, 2017, Willowbridge Associates Inc. (“Willowbridge”) ceased to act as a commodity trading advisor to the Partnership. Effective September 30, 2016, Centurion Investment Management, LLC (“Centurion”) ceased to act as a commodity trading advisor to the Partnership. Effective July 31, 2016, Perella Weinberg Partners Capital Management LP (“Perella”) ceased to act as a commodity trading advisor to the Partnership. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through individually managed accounts, or indirectly, through its investment in the Funds. In addition, the General Partner may allocate the Partnership’s assets to additional non-major trading advisors (i.e. commodity trading advisors allocated less than 10% of the Partnership’s assets). Information about advisors allocated less than 10% of the Partnership’s assets may not be disclosed. The General Partner may also allocate less than 10% of the Partnership’s assets to a new trading advisor or another trading program of a current Advisor.

The Advisors are not affiliated with one another, are not affiliated with the General Partner, MS&Co., JPMorgan or CGM, and are not responsible for the organization or operation of the Partnership. References herein to the “Advisors” may also include, as relevant, references to Willowbridge, Perella, Centurion, Blackwater Capital Management, LLC (“Blackwater”), 300 North Capital LLC (“300 North Capital”), Cirrus Capital Management LLC (“Cirrus”), J E Moody & Company LLC (“JE Moody”), PGR Capital LLP (“PGR”), Principle Capital Management LLC (“Principle”), Waypoint Capital Management LLC (“Waypoint”) and Buttonwood (as defined below).

Cambridge Master Fund L.P. (“Cambridge Master”), SECOR Master Fund L.P. (“SECOR Master”), CMF AE Capital Master Fund LLC (“AE Capital Master”), the Partnership and prior to their full redemptions, CMF Willowbridge Master Fund L.P. (“Willowbridge Master”), Blackwater Master Fund L.P. (“Blackwater Master”) and PGM Master Fund L.P. (“PGM Master”), entered into futures brokerage account agreements and foreign exchange brokerage account agreements with MS&Co. CMF Harbour Square Master Fund LLC (“Harbour Square Master”) has entered into a futures brokerage account agreement with MS&Co. Cambridge Master, SECOR Master, AE Capital Master and Harbour Square Master are collectively referred to as the “Funds.” References herein to “Funds” may also include as relevant, reference to Willowbridge Master, Blackwater Master, PGM Master, JEM Master Fund L.P. (“JEM Master”), PGR Master Fund L.P. (“PGR Master”), Principle Master Fund L.P. (“Principle Master”), 300 North Capital Master Fund L.P. (“300 North Master”), CMF Cirrus Master Fund L.P. (“Cirrus Master”) and Waypoint Master Fund L.P. (“Waypoint Master”). The Partnership, directly and through its investment in the Funds, pays MS&Co. (or will reimburse MS&Co. if previously paid) its allocable share of all trading fees for the clearing and, where applicable, execution of transactions as well as exchange, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”).

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

The Partnership will be liquidated upon the first to occur of the following: December 31, 2023; the net asset value per Redeemable Unit of limited partnership interest of any Class decreases to less than $400 as of the close of any business day; or under certain other circumstances as set forth in the limited partnership agreement of the Partnership (the “Limited Partnership Agreement”). In addition, the General Partner may, in its sole discretion, cause the Partnership to be liquidated if the aggregate net assets of the Partnership decline to less than $1,000,000.

On September 1, 2012, the assets allocated to Cambridge for trading were invested in Cambridge Master, a limited partnership organized under the partnership laws of the State of Delaware. Cambridge Master permits accounts managed by Cambridge using the Asian Markets Alpha Programme and the Emerging Markets Alpha Programme, each a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of Cambridge Master. Individual and pooled accounts currently managed by Cambridge, including the Partnership, are permitted to be limited partners of Cambridge Master. The General Partner and Cambridge believe that trading through this master/feeder structure promotes efficiency and economy in the trading process. The General Partner and Cambridge agreed that Cambridge will trade the Partnership’s assets allocated to Cambridge at a level that is up to 2.0 times the amount of assets allocated.

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

On August 1, 2016, the Partnership allocated a portion of its assets to Harbour Square, which until December 31, 2017 were managed and traded directly by Harbour Square pursuant to Harbour Square’s Discretionary Energy Program through a trading account in the Partnership’s name. Effective on January 1, 2018, the assets allocated to Harbour Square were transferred into Harbour Square Master for which they are managed and traded by Harbour Square pursuant to the same strategy.

On February 1, 2017, the Partnership allocated a portion of its assets to AE Capital. AE Capital traded the assets directly pursuant to AE Capital’s AE Systematic FX Fund Program through a trading account in the Partnership’s name from March 1, 2017 until January 31, 2018. Effective on February 1, 2018, the assets allocated to AE Capital were transferred into AE Capital Master for which they are managed and traded by AE Capital pursuant to the same strategy.

Effective January 1, 2013, the assets traded directly by Willowbridge using its wPraxis Futures Trading Approach were invested in Willowbridge Master, a limited partnership organized under the partnership laws of the State of New York. Effective February 28, 2017, the Partnership fully redeemed its investment in Willowbridge Master.

On March 1, 2010, the assets allocated to Waypoint for trading were invested in the Waypoint Master, a limited partnership organized under the partnership laws of the State of New York. The Partnership fully redeemed its investment in Waypoint Master on November 30, 2013.

On November 1, 2010, the assets allocated to Blackwater for trading were invested in the Blackwater Master, a limited partnership organized under the partnership laws of the State of Delaware. Effective September 30, 2015, the Partnership fully redeemed its investment in Blackwater Master.

On November 1, 2010, the assets allocated to PGR for trading were invested in the PGR Master, a limited partnership organized under the partnership laws of the State of Delaware. The Partnership fully redeemed its investment in PGR Master on December 31, 2013.

On January 1, 2011, the assets allocated to Cirrus for trading were invested in Cirrus Master, a limited partnership organized under the partnership laws of the State of Delaware. The Partnership fully redeemed its investment in Cirrus Master on August 31, 2013.

On January 1, 2011, the assets allocated to JE Moody for trading were invested in JEM Master, a limited partnership organized under the partnership laws of the State of Delaware. The Partnership fully redeemed its investment in JEM Master on October 31, 2013.

On March 1, 2013, the assets allocated to Principle for trading were invested in Principle Master, a limited partnership organized under the partnership laws of the State of Delaware. The Partnership fully redeemed its investment in Principle Master on July 31, 2014.

On March 1, 2013, the assets allocated to 300 North Capital for trading were invested in 300 North Master, a limited partnership organized under the partnership laws of the State of Delaware. The Partnership fully redeemed its investment in 300 North Master on October 31, 2014.

From May 12, 2014 until its termination effective September 30, 2016, the assets allocated to Centurion for trading were traded directly pursuant to Centurion’s Short Term Systematic Strategy Program.

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

On September 1, 2017, the Partnership allocated a portion of its assets to Launchpad. Launchpad began trading the assets directly pursuant to Launchpad’s MJP Commodity Strategy. Effective on March 1, 2018, Launchpad transferred its rights and obligations under its Management Agreement to Buttonwood Merchants, LLC (“Buttonwood”), and Buttonwood entered into a new Management Agreement with the Partnership pursuant to which Buttonwood assumed Launchpad’s rights and obligations. Buttonwood will trade and manage the Partnership’s assets allocated to Buttonwood pursuant to its Liquid Commodity Strategy.

The General Partner is not aware of any material changes to any of the trading programs discussed above during the fiscal period ended December 31, 2017.

The Funds’ and the Partnership’s trading of futures, forward and option contracts, as applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. During the years ended 2017, 2016 and 2015, the Funds and the Partnership engaged in such trading through commodity brokerage accounts maintained with MS&Co. During prior periods covered by this report, the Funds and the Partnership also engaged in such trading through commodity brokerage accounts maintained with CGM.

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

For the period January 1, 2017 through December 31, 2017, the approximate average market sector allocation for the Partnership was as follows:

Prior to the close of business on December 31, 2017, the Partnership owned approximately 27.2% of SECOR Master and 4.9% of Cambridge Master. At December 31, 2016, the Partnership owned approximately, 49.1% of SECOR Master, 26.2% of Cambridge Master and 1.0% of Willowbridge Master. It is the Partnership’s intention to continue to invest in the Funds (except Willowbridge Master). The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same as they would be if the Partnership traded directly and the redemption rights are not affected.

The General Partner administers the business and affairs of the Partnership, including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisors, (ii) allocating and reallocating the Partnership’s assets among the commodity trading advisors and (iii) monitoring the activities of the commodity trading advisors. The Partnership pays the General Partner a monthly administrative fee (“General Partner fees”) equal to 1/12 of 1% (1.0% per year) of month-end net assets. Prior to October 1, 2014, the Partnership paid the General Partner a monthly administrative fee equal to 1/24 of 1% (0.5% per year) of month-end net assets. Month-end net assets, for the purpose of calculating General Partner fees, are net assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s ongoing selling agent fees, management fees, incentive fee accruals, the General Partner fee and any redemptions or distributions as of the end of such month.

The Partnership will also pay the General Partner an incentive fee payable annually equal to 5% of the Partnership’s overall New Trading Profits, as defined in the Limited Partnership Agreement, earned in each calendar year. For the years ended December 31, 2017, 2016 and 2015, there were no incentive fees earned by the General Partner.

The General Partner, on behalf of the Partnership, entered into management agreements (each, a “Management Agreement”) with the Advisors, each of which is a registered commodity trading advisor. The Advisors are not affiliated with one another, are not affiliated with the General Partner, MS&Co., JPMorgan or CGM and are not responsible for the organization or operation of the Partnership. Effective on January 1, 2018, the Partnership pays to SECOR a monthly management fee equal to 1/12 of 1.15% (1.15% per year) of the adjusted month-end net assets allocated to SECOR. From January 1, 2016 until December 31, 2017, SECOR received a monthly management fee equal to 1.75% per year of month-end net assets allocated to SECOR. Prior to January 1, 2016, SECOR received a monthly management fee equal to 2.00% per year. Effective on January 1, 2018, the Partnership pays to Cambridge a monthly management fee equal to 1/12 of 1.00% (1.00% per year) of the adjusted month-end net assets allocated to Cambridge. Prior to January 1, 2018, Cambridge received a monthly management fee equal to 1.50% per year of month-end net assets allocated to Cambridge. Effective January 1, 2018, the Partnership pays to Harbour Square a monthly management fee equal to 1/12 of 1.15% (1.15% per year) of the adjusted month-end net assets allocated to Harbour Square. Prior to January 1, 2018, Harbour Square received a monthly management fee equal to 1.25% per year of month-end net assets allocated to Harbour Square. Independent View receives a monthly management fee equal to 1.25% per year of month-end net assets allocated to Independent View. AE Capital receives a monthly management fee equal to 1.50% per year of the month-end net assets allocated to AE Capital. Effective on March 1, 2018, Buttonwood receives a monthly management fee equal to 1.00% per year of the month-end net assets allocated to Buttonwood. Prior to its termination on March 1, 2018, Launchpad received a monthly management fee equal to 1.00% per year of the month-end net assets allocated to Launchpad.

Prior to its termination on February 28, 2017, Willowbridge received a monthly management fee equal to 1.50% per year of month-end net assets allocated to Willowbridge. Prior to its termination on July 31, 2016, Perella received a monthly management fee equal to 1.50% per year of month-end net assets allocated to Perella. From January 1, 2016 until its termination on September 30, 2016, Centurion received a monthly management fee equal to 1.00% per year of month-end net assets allocated to Centurion. Prior to January 1, 2016, Centurion received a monthly management fee equal to 1.25% per year. Prior to its termination on September 30, 2015, Blackwater received a monthly management fee equal to 0.75% per year of month-end net assets allocated to Blackwater. Prior to its termination on July 31, 2014, Principle received a monthly management fee equal to 1.50% per year of month-end net assets allocated to Principle. Prior to its termination on October 31, 2014, 300 North Capital received a monthly management fee equal to 1.50% per year of month-end net assets allocated to 300 North Capital. Prior to its termination on November 30, 2013, Waypoint received a monthly management fee equal to 2.00% per year of month-end net assets allocated to Waypoint. Prior to its termination on December 31, 2013, PGR received a monthly management fee equal to 1.00% per year of month-end net assets allocated to PGR. Prior to its termination on October 31, 2013, JE Moody received a monthly management fee equal to 2.00% per year of month-end net assets allocated to JE Moody. Prior to its termination on August 31, 2013, Cirrus received a monthly management fee equal to 2.00% per year of month-end net assets allocated to Cirrus. Month-end net assets, for the purpose of calculating management fees are net assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fees, incentive fee accruals, the General Partner fee, ongoing selling agent fee and any redemptions or distributions as of the end of such month. Each Management Agreement may be terminated upon notice by either party.

In addition, the Partnership is obligated to pay each Advisor an incentive fee. The Partnership pays Harbour Square, Independent View and AE Capital an incentive fee, payable quarterly, equal to 20% of New Trading Profits, as defined in each Management Agreement, earned by the relevant Advisor for the Partnership during each calendar quarter. Effective on January 1, 2018, the Partnership pays SECOR an annual incentive fee of 25% of New Trading Profits, as defined in the Management Agreement with SECOR, earned by SECOR for the Partnership during each calendar year. Prior to January 1, 2018, the Partnership paid SECOR an incentive fee, payable quarterly, equal to 20% of New Trading Profits, earned by SECOR for the Partnership during each calendar quarter. Effective on January 1, 2018, the Partnership pays Cambridge an annual incentive fee of 15% of New Trading Profits, as defined in the Management Agreement with Cambridge, earned by Cambridge for the Partnership during each calendar year. Prior to January 1, 2018, the Partnership paid Cambridge an incentive fee, payable quarterly, equal to 15% of New Trading Profits, earned by Cambridge for the Partnership during each calendar quarter. Prior to March 1, 2018, the Partnership was obligated to pay Launchpad an incentive fee, payable quarterly, equal to 20% of New Trading Profits, as defined in its Management Agreement, earned by Launchpad for the Partnership during each calendar quarter. Effective on March 1, 2018, the Partnership is obligated to pay Buttonwood an incentive fee, payable quarterly, equal to 20% of New Trading Profits, as defined in its Management Agreement, earned by Buttonwood for the Partnership during each calendar quarter.

Prior to its termination on February 28, 2017, Willowbridge was eligible to receive an incentive fee, payable quarterly, equal to 20% of New Trading Profits, as defined in its Management Agreement with the General Partner, earned by Willowbridge for the Partnership during each calendar quarter. Prior to its termination on September 30, 2016, Centurion was eligible to receive an incentive fee, payable quarterly, equal to 20% of New Trading Profits, as defined in its Management Agreement with the General Partner, earned by Centurion for the Partnership during each calendar quarter. Prior to its termination on July 31, 2016, Perella was eligible to receive an incentive fee, payable quarterly, equal to 20% of New Trading Profits, as defined in its Management Agreement with the General Partner, earned by Perella for the Partnership during each calendar quarter. Prior to its termination on September 30, 2015, Blackwater was eligible to receive an incentive fee, payable quarterly, equal to 20% of New Trading Profits, as defined in its Management Agreement with the General Partner, earned by Blackwater for the Partnership during each calendar quarter. Prior to its termination on July 31, 2014, Principle was eligible to receive an incentive fee, payable quarterly, equal to 17.5% of the New Trading Profits, as defined in its Management Agreement with the General Partner, earned by Principle for the Partnership during each calendar quarter. Prior to its termination on October 31, 2014, 300 North Capital was eligible to receive an incentive fee, payable quarterly, equal to 17.5% of the New Trading Profits, as defined in its Management Agreement with the General Partner, earned by 300 North Capital for the Partnership during each calendar quarter. Prior to its termination on November 30, 2013, Waypoint was eligible to receive an incentive fee, payable quarterly, equal to 17% of the New Trading Profits, as defined in its Management Agreement with the General Partner, earned by Waypoint for the Partnership during each calendar quarter. Prior to its termination on December 31, 2013, PGR was eligible to receive an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in its Management Agreement with the General Partner, earned by PGR for the Partnership during each calendar quarter. Prior to its termination on October 31, 2013, JE Moody was eligible to receive an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in its Management Agreement with the General Partner, earned by JE Moody for the Partnership during each calendar quarter. Prior to its termination on August 31, 2013, Cirrus was eligible to receive an incentive fee, payable quarterly, equal to 20% of the New Trading Profits, as defined in its Management Agreement with the General Partner, earned by Cirrus for the Partnership during each calendar quarter. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not receive an incentive fee until the Advisor recovers the net loss incurred and earns additional trading profits for the Partnership.

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

Under the CGM Customer Agreement, the Partnership paid CGM a monthly brokerage fee equal to 7/24 of 1% (3.5% per year) of month-end net assets, in lieu of brokerage fees on a per trade basis. Month-end net assets, for the purpose of calculating brokerage fees were net assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s brokerage fees, incentive fee accruals, the monthly management fees, the General Partner fee and other expenses and any redemptions or distributions as of the end of such month. The Partnership paid for exchange, clearing, user, give-up, floor brokerage and National Futures Association (“NFA”) fees (collectively, the “CGM clearing fees”) directly and through its investment in the Funds. CGM clearing fees were allocated to the Partnership based on its proportionate share of each Fund.

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

Under the MS&Co. Customer Agreement and the foreign exchange brokerage account agreement, the Partnership pays trading fees for the clearing and, where applicable, execution of transactions, as well as exchange, clearing, user, give-up, floor brokerage, clearing fees and National Futures Association fees (collectively, the “MS&Co. clearing fees” and together with the CGM clearing fees, the “clearing fees”) directly and indirectly through its investment in the Funds. Clearing fees are allocated to the Partnership based on its proportionate share of each Fund. MS&Co. clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. All of the Partnership’s assets available for trading in commodity interests not held in the Funds’ accounts at MS&Co. and JPMorgan are deposited in the Partnership’s accounts at MS&Co. The Partnership’s cash deposited with MS&Co. is held in segregated bank accounts to the extent required by CFTC regulations. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At December 31, 2017 and 2016, the amount of cash held for margin requirements was $2,501,707 and $3,093,030, respectively. MS&Co. has agreed to pay the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account at the rate equal to the monthly average of the 4-Week U.S. Treasury bill discount rate. The MS&Co Customer Agreement may generally be terminated upon notice by either party.

Under the Selling Agreement, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee. Prior to April 1, 2014, this monthly ongoing selling agent fee was equal to (i) 7/24 of 1.00% (3.50% per year) of month-end net assets for Class A Redeemable Units, (ii) 5/48 of 1.00% (1.25% per year) of month-end net assets for Class D Redeemable Units and (iii) 1/24 of 1.00% (0.50% per year) of month-end net assets for Class Z Redeemable Units. Effective April 1, 2014, the monthly ongoing selling agent fee was reduced to 5/24 of 1% (2.50% per year) for Class A Redeemable Units. Effective October 1, 2014, the monthly ongoing selling agent fee was (i) reduced to 4/24 of 1% (2.00% per year) for Class A Redeemable Units, (ii) reduced to 3/48 of 1.00% (0.75% per year) for Class D Redeemable Units and (iii) eliminated for Class Z Redeemable Units. Morgan Stanley Wealth Management pays a portion of its ongoing selling agent fees to properly registered or exempted financial advisors who have sold Redeemable Units. Month-end net assets, for the purpose of calculating ongoing selling agent fees are net assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s ongoing selling agent fees, incentive fee accruals, the monthly management fees, the General Partner fee and other expenses and any redemptions or distributions as of the end of such month.

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

(b) Financial Information about Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 is set forth under “Item 6. Selected Financial Data.” The Partnership’s capital as of December 31, 2017 was $41,742,612.

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

Regardless of its trading performance, the Partnership will incur fees and expenses, including but not limited to trading and transaction fees, ongoing selling agent fees, management fees and General Partner fees. Substantial incentive fees may be paid to one or more of the Advisors even if the Partnership experiences a net loss for the full year.

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

3.     An investor’s financial advisor will receive ongoing compensation for providing services to the investor’s account with respect to Class A and Class D Redeemable Units; and

4.     The General Partner, on behalf of the Partnership, may purchase money market mutual fund shares from mutual funds affiliated and/or unaffiliated with the General Partner.

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

Tax Laws Are Subject To Change at Any Time.

Tax laws and court and IRS interpretations thereof are subject to change at any time, possibly with retroactive effect.

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law and is generally effective after December 31, 2017. The Tax Cuts and Jobs Act makes significant changes to the U.S. federal income tax rules for taxation of individuals and corporations, including, in the case of individuals, reducing the top federal income rate to 37%, and eliminating or limiting various deductions, including capping the deduction for state and local taxes at $10,000 per year. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. For corporations, the Tax Cuts and Jobs Act reduces the top corporate income tax rate to 21%.

The Partnership does not anticipate that a limited partner’s share of income from the Partnership will be eligible for the 20% deduction established by the Tax Cuts and Jobs Act for qualified business income. However, in certain limited circumstances unlikely to apply to the Partnership, a portion of a limited partner’s gain upon a taxable disposition of an interest in the Partnership or a complete withdrawal may be eligible for the deduction.

The Tax Cuts and Jobs Act makes numerous other large and small changes to the federal income tax rules that may affect the Partnership’s investors and may directly or indirectly affect the Partnership. Moreover, Congressional leaders have recognized that the process of adopting extensive tax legislation in a short amount of time without hearings and substantial time for review is likely to have led to drafting errors, issues needing clarification, and unintended consequences that will have to be reviewed in subsequent tax legislation. At this point, it is not clear when Congress will address these issues or when the Internal Revenue Service will issue administrative guidance on the changes made in the Tax Cuts and Jobs Act.

Prospective investors are urged to consult with their tax advisors with respect to the Tax Cuts and Jobs Act and any other regulatory or administrative developments and proposals, and their potential effects on them based on their unique circumstances.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2017, 2016, 2015, 2014, and 2013. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. Please refer to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2017 Audited Financial.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. On January 18, 2017, the court entered an order dismissing all claims related to an additional securitization at issue. After those dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $65 million. At December 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $38 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $38 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. On February 6, 2017, the action was remanded to the Superior Court of the Commonwealth of Massachusetts. At December 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue remaining in this action was approximately $46 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $46 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $634 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. On June 20, 2017 the Appellate Division, First Department, affirmed the lower court’s June 10, 2014 order. On July 28, 2017, MS&Co. filed a motion for leave to appeal that decision to the New York Court of Appeals. On October 3, 2017, the Appellate Division, First Department denied MS&Co.’s motion for leave to appeal. At December 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $215 million, and the certificates had incurred actual losses of approximately $88 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $215 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At December 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $24 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $24 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Item 4. Mine Safety Disclosures. Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information. The Partnership has issued no stock. There is no public market for the Redeemable Units.

(b)	Holders. The number of holders of Class A Redeemable Units and Class Z Redeemable Units as of February 28, 2018 was 578 and 1, respectively. There are no Redeemable Units outstanding in Class D.

(c)	Dividends. The Partnership did not declare any distributions in 2017 or 2016. The Partnership does not intend to declare distributions in the foreseeable future.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans. None.

(e)	Performance Graph. Not applicable.

(f)

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. For the year ended December 31, 2017, there were subscriptions of 334.4200 Class A Redeemable Units totaling $407,041 and subscriptions of 21.2650 Class Z Redeemable Units totaling $20,784. For the year ended December 31, 2016, there were subscriptions of 544.1480 Class A Redeemable Units totaling $697,000. For the year ended December 31, 2015, there were subscriptions of 2,514.3600 Class A Redeemable Units totaling $3,429,167.

The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as described in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that the Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the subscriptions of Redeemable Units are used in the trading of commodity interests, including futures, swap, option and forward contracts.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers. The following chart sets forth the purchases of Class A Redeemable Units by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2017 - October 31, 2017	1,675.8260	$ 1,192.49	N/A	N/A
November 1, 2017 - November 30, 2017	1,326.0230	$ 1,193.53	N/A	N/A
December 1, 2017 - December 31, 2017	1,787.4140	$ 1,162.18	N/A	N/A
	4,789.2630	$ 1,181.47

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

Item 6. Selected Financial Data.

Total investment income, total expenses, net income (loss), total trading results and increase (decrease) in net asset value per Redeemable Unit for Class A for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 and net asset value per Redeemable Unit and total assets as of December 31, 2017, 2016, 2015, 2014 and 2013 were as follows:

	2017	2016	2015	2014	2013
Total investment income	$429,611	$177,756	$24,184	$25,253	$65,605
Total expenses	(3,384,945)	(5,048,596)	(7,728,655)	(10,858,959)	(13,573,285)
Total trading results	(820,027)	502,983	5,795,803	7,295,780	12,185,329

Net income (loss)	$(3,775,361)	$(4,367,857)	$(1,908,668)	$(3,537,926)	$(1,322,351)

Increase (decrease) in net asset value per Redeemable Unit:
Class A	$(92.11)	$(73.87)	$(26.14)	$3.90	$(9.41)

Class Z	$(46.69)	$-	$-	$-	$-

Net asset value per Redeemable Unit:
Class A	$1,162.18	$1,254.29	$1,328.16	$1,354.30	$1,350.40

Class Z	$953.31	$-	$-	$-	$-

Total assets	$44,270,612	$67,541,872	$97,470,590	$119,213,383	$170,252,847

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

The General Partner manages all business of the Partnership/Funds. The General Partner has delegated its responsibility for the investment of the Partnership’s assets to the Advisors. The General Partner engages a team of approximately 25 professionals whose primary emphasis is on attempting to maintain quality control among the Advisors to the funds operated or managed by the General Partner. A full-time staff of due diligence professionals use proprietary technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provides processing of subscriptions and redemptions and reporting to limited partners and regulatory authorities. The General Partner also includes staff involved in marketing and sales support.

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

As of December 31, 2017, the programs traded by Cambridge, SECOR, Harbour Square, Independent View, AE Capital and Launchpad on behalf of the Partnership were: Cambridge — Asian Markets Alpha Programme and Emerging Markets Alpha Programme, SECOR — a variation of the program traded by SECOR Alpha Master Fund L.P., Harbour Square — Discretionary Energy Program, Independent View — IV Quantitative Futures Fund Program, AE Capital — AE Systematic FX Fund Program, Launchpad — MJP Commodity Strategy, and prior to its termination, Willowbridge —. wPraxis Futures Trading Approach. The General Partner may modify or terminate the allocation of assets among the Advisors at any time and may allocate assets to additional Advisors at any time.

As of December 31, 2017 and September 30, 2017, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	December 31, 2017	December 31, 2017 (percentage of Partners’ Capital)	September 30, 2017	September 30, 2017 (percentage of Partners’ Capital)
AE Capital	$9,484,061	23%	$9,798,082	20%
Cambridge	361,255	1%	2,803,390	6%
Harbour Square	9,815,150	23%	11,407,240	23%
Independent View	7,906,085	19%	7,508,092	15%
Launchpad	9,405,883	23%	9,706,471	20%
SECOR	4,770,178	11%	7,464,100	16%

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

SECOR also seeks diversification across strategies, factors, themes and time horizons. Diversification of risk across strategies may help to produce a more consistent stream of returns by reducing the impact of poor performance in any one strategy. Recognizing that none of SECOR’s strategies will work at all times and, in fact, most strategies experience periods of significant negative performance, SECOR seeks to develop strategies in many asset classes and markets in which SECOR identifies potential value. Within each strategy, it is also important to ensure that there is appropriate diversification across factors and themes and that the weightings of these themes can be controlled and easily changed dynamically as market conditions warrant, while taking into account factors such as liquidity, volatility, correlations, market impact and transaction costs. In portfolio construction, SECOR’s initial task is to identify, among other things, tilts, premia, signals, relative value pairs, anomalies, liquidity events and temporary price pressure that SECOR believes may provide attractive risk/return contributions on a stand-alone basis and in the context of a broader portfolio. SECOR then combines data and general conviction levels (in the form of priors) regarding the potential contributions and correlations of these exposures to help determine their allocations within the portfolio, utilizing a thoughtful, systematic risk-budgeting approach that seeks to enable these exposures to be dynamic, rather than static. In doing so, part of SECOR’s alpha proposition could reside in timing exposures, or identifying the appropriate times to: increase or decrease exposures and/or include or exclude exposures from the portfolio altogether.

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

AE Capital PTY Limited

AE Capital’s philosophy is that markets are driven by fundamental themes and that those fundamental themes inherently change over time. AE Capital has developed a proprietary systematic strategy that dynamically adapts to the fundamental themes quantified to be driving markets. New themes are identified by the Investment Manager primarily through fundamental research. Once a new theme is scientifically tested and deemed eligible it is incorporated into the theme adapting system framework. Capital is only allocated to a theme if the theme adapting system determines that the theme carries statistically significant information and improves the overall portfolio. Risk is minimized through a proprietary portfolio construction technique that diversifies the portfolio in terms of the underlying currency exposures, trade time horizons and fundamental views.

Launchpad Capital Management, LLC

Launchpad Capital is a discretionary commodity manager with a focus on systematic market research, which is reflected in the MJP Commodity Strategy and according to this strategy successful alpha generation in the commodity space requires a methodology for interpreting price signals as either moving a market towards or away from fundamental value. It is the accurate determination of the time to and price from which a reversion to fundamental value occurs that makes a successful trade.

No assurance can be given that the Advisors’ strategies will be successful or that they will generate profits for the Partnership.

Specific Fund level performance information is included in Note 6 to the Partnership’s financial statements included in “Item 8. Financial Statements and Supplementary Data.”

For the period January 1, 2017 through December 31, 2017 the average allocation by commodity market sector for each of the Funds was as follows:

	Cambridge Master Fund L.P.

Currencies		100%

	Secor Master Fund L.P.

Currencies		34.0%
Energy		2.6%
Grains		2.1%
Indices		39.3%
Interest Rates U.S.		1.1%
Interest Rates Non-U.S.		5.1%
Livestock		1.2%
Metals		11.2%
Softs		3.4%

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

While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2017.

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

From January 1, 2017 through December 31, 2017, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 21.3%. The foregoing margin to equity ratio takes into account cash held in the Partnership’s name, as well as the allocable value of the positions and cash held on behalf of the Partnership in the name of the Funds.

In the normal course of business, the Partnership and the Funds are parties to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include futures, forwards, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or OTC. Exchange-traded instruments include futures and certain standardized forward, swap and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time, approximately 21.1% to 62.2% of the Partnership’s/Funds’ contracts are traded OTC.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds had credit risk and concentration risk, as MS&Co., an MS&Co. affiliate, CGM or JPMorgan are counterparties or brokers with respect to the Partnership’s/Funds’ assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co. and/or CGM, or an MS&Co. affiliate, the Partnership’s/Funds’ counterparty is an exchange or clearing organization. The Partnership/Funds continue to be subject to such risks with respect to MS&Co and JPMorgan.

The General Partner monitors and attempts to mitigate the Partnership’s/Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Funds may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, forward and option contracts by sector, margin requirements, gain and loss transactions and collateral positions. (See also “Item 8. Financial Statements and Supplementary Data.” for further information on financial instrument risk included in the notes to financial statements.)

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

(b) Capital Resources.

(i) The Partnership does not have, nor does it expect to have, any capital assets.

(ii) The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by net realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions, redemptions of Redeemable Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market movements in commodities are dependent upon fundamental and technical factors which the Advisors may or may not be able to identify, such as changing supply and demand relationships, weather, government, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. Partnership expenses consist of, among other things, ongoing selling agent, clearing, General Partner and management fees. The level of these expenses is dependent upon trading performance and the ability of the Advisors to identify and take advantage of price movements in the commodity markets, in addition to the level of net assets maintained. In addition, the amount of interest income earned by the Partnership is dependent upon (1) the average daily equity maintained in cash in the Partnership’s and/or applicable Fund’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds, MS&Co. or JPMorgan has control.

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem its Redeemable Units at their net asset value as of the end of each month, on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions are generally funded out of the Partnership’s cash holdings and/or redemptions from the Funds. For the year ended December 31, 2017, 15,208.6060 Class A Redeemable Units were redeemed totaling $18,600,473, 572.7556 General Partner Class A Redeemable Units were redeemed totaling $706,349 and 157.3470 General Partner Class Z Redeemable Units were redeemed totaling $150,000. For the year ended December 31, 2016, 20,386.6212 Class A Redeemable Units were redeemed totaling $26,455,938 and 241.8090 General Partner Class A Redeemable Units were redeemed totaling $311,128. For the year ended December 31, 2015, 16,004.4080 Class A Redeemable Units were redeemed totaling $21,643,956 and 127.8240 General Partner Class A Redeemable Units were redeemed totaling $175,894.

The Partnership continues to offer Redeemable Units at the net asset value per Redeemable Unit per Class as of the end of each month. For the year ended December 31, 2017, there were subscriptions of 334.4200 Class A Redeemable Units totaling $407,041, 21.2650 Class Z Redeemable Units totaling $20,784 and 656.2520 General Partner Class Z Redeemable Units totaling $656,252. For the year ended December 31, 2016, there were subscriptions of 544.1480 Class A Redeemable Units totaling $697,000.

For the year ended December 31, 2015, there were subscriptions of 2,514.3600 Class A Redeemable Units totaling $3,429,167.

(c) Results of Operations.

For the year ended December 31, 2017, the net asset value per Class A Redeemable Unit decreased 7.3% from $1,254.29 to $1,162.18. For the period from July 1, 2017 (date of first issuance) to December 31, 2017, the net asset value per Class Z Redeemable Unit decreased 4.7% from $1,000.00 to $953.31. For the year ended December 31, 2016, the net asset value per Class A Redeemable Unit decreased 5.6% from $1,328.16 to $1,254.29. For the year ended December 31, 2015, the net asset value per Class A Redeemable Unit decreased 1.9% from $1,354.30 to $1,328.16.

The Partnership experienced a net trading loss (before fees and expenses) in the year ended December 31, 2017 of $820,027. Losses were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy, grains, U.S. and non-U.S. interest rates, livestock, metals and softs, and were partially offset by gains in currencies and indices. The net trading gains and losses realized from the Partnership and the Funds is disclosed under Item 8. “Financial Statements and Supplementary Data.”

During the first quarter, the Partnership recorded gains in the global stock index sector during January and March from long positions in U.S. and European equity index futures as prices rallied amid renewed bullishness relating to President Donald Trump’s policies and general positive economic sentiment across the globe. Gains were also achieved within the currency sector during the first half of the February from short positions in the Swedish krona versus the U.S. dollar as the relative value of the dollar strengthened following expectations of faster U.S. economic growth. Additional currency gains were recorded in the Taiwan dollar, Indian rupee, South African rand, and euro. A portion of the Partnership’s gains for the first quarter was offset by losses experienced primarily during the first half of the February from short positions in corn and wheat futures as prices rose following an improved outlook for U.S. exports. Additional losses were recorded during January from long positions in natural gas futures as prices decreased due to milder-than-normal temperatures in North America.

During the second quarter, the most notable losses were recorded during late June from short wheat and soybeans futures positions as prices rose sharply after the U.S. Department of Agriculture added to supply concerns by reporting soybean and spring wheat acres were below what analysts had expected. Further losses during the quarter were incurred within the metals complex from long and short industrial metals futures positions as prices whipsawed. Within the global interest rate sector, losses were recorded primarily during the last week of June from long European fixed income futures positions. The Partnership’s losses for the second quarter were partially offset by gains achieved within the energy complex during the middle of May from long positions in crude oil as prices increased amid speculation that OPEC would extend its agreement to curb oil production. Further gains were recorded in the global stock index markets during May from long positions in European equity index futures as prices were buoyed by increased consumer confidence.

During the third quarter, the most meaningful losses were recorded in the agricultural sector primarily during July from short positions in soybean futures as drought conditions in portions of the U.S. Midwest threatened crops, pushing prices higher. Within the energy complex, losses were recorded during the second half of September from long futures positions in natural gas as prices decreased amid mild weather and speculation of an increase in stockpiles. Within the currency sector, losses were recorded during the first half of August from long positions in the Canadian dollar versus the U.S. dollar. The Partnership’s losses for the third quarter were partially offset by gains achieved within the metals complex during August from long positions in industrials metals futures as prices climbed higher amid a recovery in Chinese demand and mining labor disputes. Additional gains were experienced from long positions in the global stock index markets.

During the fourth quarter, the most notable losses were incurred during December from short positions in the “commodity currencies” amid rising commodity prices. Additional losses were recorded in energies during October and December from long natural gas positions as prices decreased amid mild weather patterns in the U.S. Smaller losses during the quarter were recorded in the metals and agricultural markets. A portion of the Partnership’s trading losses for the fourth quarter was offset by gains recorded from long positions within the global stock index sector during October and November as equity prices were boosted throughout the quarter following hawkish comments from several of the world’s largest central banks, strong consumer data, and positive economic sentiment globally.

The Partnership experienced a net trading gain (before fees and expenses) in the year ended December 31, 2016 of $502,983. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy, grains, non-U.S. interest rates, livestock and softs, and were partially offset by losses in U.S. interest rates, metals and indices.

The most significant losses were recorded within the metals complex during February and March from short base metals futures positions as prices rose on optimism that demand would improve in China after the government signaled increased support for the economy through higher spending and measures to boost lending. During April, additional losses in this sector were experienced from short silver futures positions as prices rose as a decrease in the value of U.S. dollar spurred investor demand for precious metals. Losses were incurred during August and September from long and short futures positions in industrial metals as prices whipsawed on speculation of Chinese demand. Losses were experienced within the stock indices during January from long positions in U.S. and European equity index futures as prices declined sharply amid a slowdown in China, a drop in oil prices, and weak corporate earnings. Additional losses were incurred in this sector during February from long positions in Asian equity index futures as prices moved lower amid ongoing concerns over the Chinese economy. Losses in this sector were also incurred during the second quarter from long and short global equity index futures positions. During October, losses within this sector were recorded primarily from long positions in FTSE Index futures as British equity prices fluctuated throughout the month amid speculation regarding the country’s future relationship with the European Union. During November, losses in the global stock indices were from short positions in Pacific Rim equity index futures as a growing positive economic sentiment pushed prices higher. Additional losses in this sector were recorded from short European equity index futures as prices rose after the European Central Bank (“ECB”) extended its quantitative easing program. A portion of the Partnership’s losses for the year was offset by gains achieved within the global interest rates sector during January and May from long Canadian bond futures positions as prices increased amid speculation that a decrease in oil revenue in Canada would delay future government interest rate increases. During June, additional gains were achieved within the this sector from long positions in European and U.S. fixed income futures as prices advanced as uncertainty surrounding the economic and political fallout following the U.K.’s vote to leave the European Union increased demand for the relative “safety” of government debt. Within the agricultural sector, gains were recorded during June from long sugar futures positions as poor growing conditions in Thailand, possible weather delays in the Brazilian harvest and an expected supply shortfall in 2017 helped lift prices higher. Gains were also experienced during August from short positions in wheat and corn futures as prices moved lower as positive weather conditions in the world’s grain growing regions added to a global supply glut. Additional gains were achieved in the agriculturals during September from long positions in sugar futures as prices moved higher. Within the energy complex, gains were recorded during July from short futures positions in crude oil as an increase in the U.S. rig count and growing inventories continued to pressure prices lower. Further gains achieved during December within the energy complex were from long natural gas futures positions as prices rose amid colder temperatures and below normal inventory stockpiles.

Interest income on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account at MS&Co. during each month is earned at the monthly average of the 4-week U.S. Treasury bill discount rate. Any interest earned on the Partnership’s and/or each Fund’s account at MS&Co. in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Any interest income earned on collateral or excess cash deposited by certain of the Funds and held by JPMorgan in its capacity as such Funds’ forward foreign currency counterparty will be retained by such Funds, and the Partnership will receive its allocable portion of such interest from the applicable Fund. Interest income for the three and twelve months ended December 31, 2017 increased by $76,363 and $251,855, respectively, as compared to the corresponding periods in 2016. The increase in interest income is primarily due to higher 4-week U.S. Treasury bill discount rates during the three and twelve months ended December 31, 2017 as compared to the corresponding periods in 2016. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership is dependent upon (1) the average daily equity maintained in cash in the Partnership’s and/or the applicable Fund’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds, MS&Co. or JPMorgan has control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three and twelve months ended December 31, 2017 decreased by $518 and $31,942, respectively, as compared to the corresponding periods in 2016. The decrease in these clearing fees is primarily due to a decrease in the number of direct trades made by the Partnership during the three and twelve months ended December 31, 2017 as compared to the corresponding periods in 2016.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value of Class A Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. Ongoing selling agent fees for the three and twelve months ended December 31, 2017 decreased by $126,734 and $537,817, respectively, as compared to the corresponding periods in 2016. The decrease in ongoing selling agent fees is due to lower average net assets during the three and twelve months ended December 31, 2017 as compared to the corresponding periods in 2016.

Management fees are calculated as a percentage of the Partnership’s adjusted net assets per Class as of the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. Management fees for the three and twelve months ended December 31, 2017 decreased by $105,038 and $443,260, respectively, as compared to the corresponding periods in 2016. The decrease in management fees is due to lower average net assets during the three and twelve months ended December 31, 2017 as compared to the corresponding periods in 2016.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things (i) selecting, appointing and terminating the Partnership’s commodity trading advisors, (ii) allocating and reallocating the Partnership’s assets among the commodity trading advisors and (iii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net assets per Class as of the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. General Partner fees for the three and twelve months ended December 31, 2017 decreased by $61,735 and $266,045, respectively, as compared to the corresponding periods in 2016. The decrease in General Partner fees for the three and twelve months ended December 31, 2017 is primarily due to lower average net assets during the three and twelve months ended December 31, 2017 as compared to the corresponding periods in 2016.

Incentive fees paid by the Partnership to the Advisors are based on the new trading profits generated by each Advisor at the end of the quarter, as defined in the respective Management Agreements among the Partnership, the General Partner and each Advisor. Trading performance for the three and twelve months ended December 31, 2017 resulted in incentive fees in the amounts of $0 and $118,265, respectively. Trading performance for the three months and twelve months ended December 31, 2016 resulted in incentive fees of

$10,625 and $301,291, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

The Partnership pays professional fees, which generally include legal and accounting expenses (including legal and accounting expenses related to the offering), as well as administrative and other expenses which include certain offering costs and filing, reporting and data processing fees. Professional fees for the years ended December 31, 2017 and 2016 were $420,665 and $422,957, respectively.

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

Technological Risk — the risk of loss attributable to technological limitations or hardware failure that constrain the Partnership’s/Funds’ ability to gather, process, and communicate information efficiently and securely, without interruption, to customers, and in the markets where the Partnership/Funds participate. Additionally, the General Partner’s computer systems may be vulnerable to unauthorized access, mishandling or misuse, computer viruses or malware, cyber-attacks and other events that could have a security impact on such systems. If one or more of such events occur, this potentially could jeopardize a limited partner’s personal, confidential, proprietary or other information processed and stored in, and transmitted through, the General Partner’s computer systems, and adversely affect the Partnership’s business, financial condition or results of operations.

Legal/Documentation Risk — the risk of loss attributable to deficiencies in the documentation of transactions (such as trade confirmations) and customer relationships (such as master netting agreements) or errors that result in non-compliance with applicable legal and regulatory requirements.

Financial Control Risk — the risk of loss attributable to limitations in financial systems and controls. Strong financial systems and controls ensure that assets are safeguarded, that transactions are executed in accordance with the General Partner’s authorization, and that financial information utilized by management and communicated to external parties, including the Partnership’s Redeemable Unit holders, creditors, and regulators, is free of material errors.

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

Quantifying the Partnership’s Trading Value at Risk

The following quantitative disclosures regarding the Partnership’s and the Funds’ market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor except for statements of historical fact.

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

The Partnership’s and the Funds’ Trading Value at Risk in Different Market Sectors

Value at Risk tables represents a probabilistic assessment of the risk of loss in market risk sensitive instruments. As of December 31, 2017, Cambridge and SECOR trade the Partnership’s assets indirectly in master fund managed accounts established in the name of the master fund over which they have been granted limited authority to make trading decisions. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly and through its investments in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e., in the managed accounts in the Partnership’s name traded by certain Advisors) and indirectly by each Fund separately.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2017 and 2016, as applicable. As of December 31, 2017, the Partnership’s total capitalization was $41,742,612.

December 31, 2017
Market Sector	Value at Risk	% of Total Capitalization
Currencies	$2,119,287	5.08%
Energy	260,935	0.63
Grains	174,526	0.42
Indices	2,354,257	5.64
Interest Rates U.S.	47,980	0.11
Interest Rates Non-U.S.	229,596	0.55
Livestock	136,321	0.33
Metals	271,279	0.65
Softs	268,350	0.64

Total	$5,862,531	14.05%

As of December 31, 2016, the Partnership’s total capitalization was $63,890,718.

December 31, 2016
Market Sector	Value at Risk	% of Total Capitalization
Currencies	$9,340,618	14.62%
Energy	240,032	0.38
Grains	534,238	0.84
Indices	4,628,954	7.25
Interest Rates U.S.	259,578	0.41
Interest Rates Non-U.S.	696,930	1.09
Livestock	67,341	0.11
Metals	1,077,578	1.69
Softs	329,266	0.52

Total	$17,174,535	26.91%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments in the Funds by market category as of December 31, 2017 and 2016, and the highest, lowest and average values during the years. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of December 31, 2017, the Partnership’s Value at Risk for the portion of its assets traded directly was as follows:

	December 31, 2017
			Twelve Months Ended December 31, 2017
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$200,465	0.48%	$2,571,044	$176,111	$1,213,066
Energy	198,414	0.48	947,430	33,059	287,765
Grains	132,883	0.32	429,239	38,763	209,674
Indices	1,510,938	3.62	2,549,011	581,471	1,349,044
Interest Rates U.S.	43,318	0.10	377,231	4,335	95,106
Interest Rates Non-U.S.	50,256	0.12	425,064	19,402	142,857
Livestock	82,335	0.20	140,580	1,925	63,213
Metals	103,235	0.25	269,324	37,862	128,232
Softs	151,238	0.36	280,390	24,420	106,070

Total	$2,473,082	5.93%

*	Annual average of month-end Values at Risk.

As of December 31, 2016, the Partnership’s Value at Risk for the portion of its assets traded directly was as follows:

	December 31, 2016
			Twelve Months Ended December 31, 2016
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$354,277	0.55%	$3,413,780	$ -	$ 774,131
Energy	38,688	0.06	766,833	-	252,181
Grains	349,906	0.55	465,671	-	112,407
Indices	1,717,640	2.69	4,143,445	-	1,529,817
Interest Rates U.S.	118,379	0.19	804,067	-	263,503
Interest Rates Non-U.S.	189,887	0.30	1,313,118	-	432,795
Livestock	56,100	0.09	124,740	-	14,905
Metals	96,993	0.15	293,755	-	80,380
Softs	171,160	0.27	206,393	-	28,995

Total	$3,093,030	4.85%

*	Annual average of month-end Values at Risk.

Prior to the close of business on December 31, 2017, Cambridge Master’s total capitalization was $30,318,252 and the Partnership owned 4.9% of Cambridge Master. As of December 31, 2017, Cambridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Cambridge for trading) was as follows:

	December 31, 2017
			Twelve Months Ended December 31, 2017
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$8,074,088	26.63%	$33,190,552	$6,699,509	$17,900,275

Total	$8,074,088	26.63%

*	Annual average of month-end Values at Risk.

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

Prior to the close of business on December 31, 2017, SECOR Master’s total capitalization was $21,737,000 and the Partnership owned approximately 27.2% of SECOR Master. As of December 31, 2017, SECOR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to SECOR for trading) was as follows:

	December 31, 2017
			Twelve Months Ended December 31, 2017
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$5,598,604	25.76%	$8,786,583	$1,261,594	$4,841,645
Energy	229,811	1.06	655,587	98,020	352,335
Grains	153,069	0.70	590,596	102,168	291,527
Indices	3,099,841	14.26	7,187,572	2,785,351	5,205,146
Interest Rates U.S.	17,135	0.08	623,265	2,513	77,801
Interest Rates Non-U.S.	659,212	3.03	1,119,029	399,879	629,410
Livestock	198,440	0.91	287,375	22,896	163,607
Metals	617,688	2.84	3,328,787	572,280	1,549,572
Softs	430,474	1.98	691,081	140,910	432,858

Total	$11,004,274	50.62%

*	Annual average of month-end Values at Risk.

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

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Partnership/Funds is typically many times the applicable margin requirement (margin requirements generally range between 1% and 15% of contract face value, although an exchange may increase margin requirements on short notice) as well as many times the capitalization of the Partnership/Funds. The magnitude of the Partnership’s/Funds’ open positions creates a “risk of ruin” not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Partnership/Funds to incur severe losses over a short period of time. The foregoing Value at Risk tables — as well as the past performance of the Partnership/Funds — gives no indication of this “risk of ruin.”

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Partnership’s/Funds’ market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership/Funds manage their primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Partnership’s/Funds’ primary market risk exposures as well as the strategies used and to be used by the General Partner and the Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership’s/Funds’ risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the management strategies of the Partnership/Funds. There can be no assurance that the Partnership’s/Funds’ current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership as of December 31, 2017 by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

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

Equities. The Partnership’s/Funds’ primary equity exposure is to equity price risk in the G8 countries. The stock index futures traded by the Partnership/Funds are limited to futures on broadly based indices. As of December 31, 2017, the Partnership’s/Funds’ primary exposures were in the CBOE VIX Market Volatility (U.S.), S&P 500 (U.S.), Dow Jones Euro Stoxx 50 (European Union), and Hang Seng Index (Hong Kong) stock indices. The Partnership/Funds are primarily exposed to the risk of adverse price trends or static markets in the major European, U.S., and Pacific Rim indices. (Static markets would not cause major market changes but would make it difficult for the Partnership/Funds to avoid being “whipsawed” into numerous small losses.)

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

Commodities:

Metals. The Partnership’s/Funds’ primary metal market exposure as of December 31, 2017 was to fluctuations in the price of copper, silver, palladium, aluminum, and platinum.

Softs. The Partnership’s/Funds’ trading risk exposure in the soft commodities is to agricultural-related price movements, which are often directly affected by severe or unexpected weather conditions. Cocoa, coffee, cotton, and sugar accounted for the majority of the Partnership’s/Funds’ soft commodities exposure as of December 31, 2017.

Energy. The Partnership’s/Funds’ primary energy market exposure is to oil and natural gas price movements, often resulting from political developments in the Middle East and weather conditions. Energy prices can be volatile and substantial profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets in the future.

Grains. The Partnership’s/Funds’ trading risk exposure in the grains is primarily to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Wheat, corn and the soybean complex accounted for the majority of the Partnership’s/Funds’ grain exposure as of December 31, 2017.

Livestock. The Partnership’s/Funds’ primary risk exposure in livestock is to fluctuations in cattle and hog prices.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following was the only non-trading risk exposure of the Partnership/Funds as of December 31, 2017.

Foreign Currency Balances. The Partnerships/Funds may hold various foreign currency balances. The Advisors regularly convert foreign currency balances to U.S. dollars in attempt to control the Partnership’s/ Funds’ non-trading risk.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

The General Manager monitors and attempts to mitigate the Partnership’s/Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Funds may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, forward and option contracts by sector, margin requirements, gain and loss transactions and collateral positions.

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

Item 8. Financial Statements and Supplementary Data.

The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm, for the years ended December 31, 2017, 2016 and 2015; Statements of Financial Condition at December 31, 2017 and 2016; Condensed Schedule of Investments as of December 31, 2017 and 2016; Statements of Income and Expenses for the years ended December 31, 2017, 2016, and 2015; Statements of Changes in Partners’ Capital for the years ended December 31, 2017, 2016 and 2015; and Notes to Financial Statements. Additional financial information has been filed as Exhibits to this Form 10-K.

To the Limited Partners of

Emerging CTA Portfolio L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

/s/ Patrick T. Egan
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

The management of Emerging CTA Portfolio L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2017 based on the criteria referred to above.

/s/ Patrick T. Egan	/s/ Steven Ross
Patrick T. Egan	Steven Ross
President and Director	Chief Financial Officer and Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC
General Partner,	General Partner,
Emerging CTA Portfolio L.P.	Emerging CTA Portfolio L.P.

Report of Independent Registered Public Accounting Firm

To the Partners of Emerging CTA Portfolio L.P.,

Opinion on the Financial Statements

We have audited the accompanying statement of financial condition of Emerging CTA Portfolio L.P. (the “Partnership”) including the condensed schedule of investments as of December 31, 2017, and the related statements of income and expenses and changes in partners’ capital for the year ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2017, and the results of its operations and the changes in its partners’ capital for the year ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

The statement of financial condition, including the condensed schedule of investments, as of December 31, 2016, and the related statements of income and expenses and changes in partners’ capital for the years ended December 31, 2016 and 2015 were audited by another independent registered public accounting firm whose report, dated March 24, 2017, expressed an unqualified opinion on those statements.

Basis for Opinion

These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of the Partnership’s internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2017, by correspondence with the custodian and brokers or by other appropriate auditing procedures where replies from brokers were not received. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the auditor of the Partnership since 2017.

Boston, MA

March 22, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Emerging CTA Portfolio L.P.:

We have audited the accompanying statements of financial condition of Emerging CTA Portfolio L.P. (the “Partnership”), including the condensed schedules of investments, as of December 31, 2016 and 2015, and the related statements of income and expenses and changes in partners’ capital for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Emerging CTA Portfolio L.P. as of December 31, 2016 and 2015, and the results of its operations and changes in its partners’ capital for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 24, 2017

Emerging CTA Portfolio L.P.

Statements of Financial Condition

December 31, 2017 and 2016

	December 31, 2017	December 31, 2016
Assets:
Investment in the Funds(1), at fair value (Note 6)	$5,132,400	$37,830,104
Redemptions receivable from the Funds	2,272,620	-

Equity in trading account:
Unrestricted cash (Note 3c)	34,088,125	26,587,134
Restricted cash (Note 3c)	2,501,707	3,093,030
Net unrealized appreciation on open futures contracts	187,483	22,275
Options purchased, at fair value (premiums paid $23,040 and $0 at December 31, 2017 and 2016, respectively)	51,625	-

Total equity in trading account	36,828,940	29,702,439

Cash at bank (Note 1)	436	217
Interest receivable (Note 3c)	36,216	9,112

Total assets	$44,270,612	$67,541,872

Liabilities and Partners’ Capital:
Liabilities:
Options written, at fair value (premiums received $4,540 and $0 at December 31, 2017 and 2016, respectively)	$23,000	$-
Accrued expenses:
Ongoing selling agent fees (Note 3d)	72,664	112,570
Management fees (Note 3b)	48,754	82,039
General Partner fees (Note 3a)	36,773	56,176
Incentive fees (Notes 3a and 3b)	-	120,842
Professional fees	119,512	130,926
Redemptions payable to General Partner (Note 7)	150,000	100,000
Redemptions payable to Limited Partners (Note 7)	2,077,297	3,048,601

Total liabilities	2,528,000	3,651,154

Partners’ Capital (Notes 1 and 7):
General Partner, Class A, 0.0000 and 572.7556 Redeemable Units outstanding at December 31, 2017 and 2016, respectively	-	718,402
General Partner, Class Z, 498.9050 and 0.0000 Redeemable Units outstanding at December 31, 2017 and 2016, respectively	475,611	-
Limited Partners, Class A, 35,490.8260 and 50,365.0120 Redeemable Units outstanding at December 31, 2017 and 2016, respectively	41,246,729	63,172,316
Limited Partners, Class Z, 21.2650 and 0.0000 Redeemable Units outstanding at December 31, 2017 and 2016, respectively	20,272	-

Total partners’ capital (net asset value)	41,742,612	63,890,718

Total liabilities and partners’ capital	$44,270,612	$67,541,872

Net asset value per Redeemable Unit:
Class A	$1,162.18	$1,254.29

Class Z	$953.31	$-

(1)	Defined in Note 1.

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.

Condensed Schedule of Investments

December 31, 2017

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	90	$70,786	0.17%
Energy	78	213,269	0.51
Grains	117	(14,200)	(0.03)
Indices	319	(22,330)	(0.05)
Interest Rates Non-U.S.	45	(19,505)	(0.05)
Livestock	138	(133,257)	(0.32)
Metals	32	50,653	0.12
Softs	82	(5,273)	(0.01)

Total futures contracts purchased		140,143	0.34

Futures Contracts Sold
Currencies	103	(36,611)	(0.09)
Energy	21	(38,270)	(0.09)
Grains	183	66,282	0.16
Indices	64	(62,771)	(0.15)
Interest Rates U.S.	35	9,031	0.02
Interest Rates Non-U.S.	121	13,667	0.03
Livestock	127	139,115	0.34
Metals	14	(40,050)	(0.10)
Softs	26	(3,053)	(0.01)

Total futures contracts sold		47,340	0.11

Net unrealized appreciation on open futures contracts		$187,483	0.45%

Options Purchased
Calls
Energy	50	$43,000	0.10%
Softs	100	8,625	0.02

Total options purchased (premiums paid $23,040)		$51,625	0.12%

Options Written
Calls
Energy	50	$(23,000)	(0.06)%

Total options written (premiums received $4,540)		$(23,000)	(0.06)%

Investment in the Funds
SECOR Master Fund L.P.		$4,770,275	11.43%
Cambridge Master Fund L.P.		362,125	0.87

Total Investment in the Funds		$5,132,400	12.30%

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

Emerging CTA Portfolio L.P.

Statements of Income and Expenses

For the Years Ended December 31, 2017, 2016 and 2015

	2017	2016	2015
Investment Income:
Interest income	$295,600	$65,647	$6,310
Interest income allocated from the Funds	134,011	112,109	17,874

Total investment income	429,611	177,756	24,184

Expenses:
Expenses allocated from the Funds	215,927	415,196	687,310
Clearing fees related to direct investments (Note 3c)	212,968	244,910	267,311
Ongoing selling agent fees (Note 3d)	1,099,026	1,636,843	2,136,380
Management fees (Note 3b)	767,070	1,210,330	1,641,891
General Partner fees (Note 3a)	551,024	817,069	1,066,606
Incentive fees (Notes 3a and 3b)	118,265	301,291	1,434,431
Professional fees	420,665	422,957	494,726

Total expenses	3,384,945	5,048,596	7,728,655

Net investment loss	(2,955,334)	(4,870,840)	(7,704,471)

Trading Results:

Net gains (losses) on trading of commodity interests and investment in the Funds:
Net realized gains (losses) on closed contracts	(1,342,811)	(335,118)	(1,395,459)
Net realized gains (losses) on closed contracts allocated from the Funds	340,782	324,297	11,611,019
Net change in unrealized gains (losses) on open contracts	171,993	557,235	76,492
Net change in unrealized gains (losses) on open contracts allocated from the Funds	10,009	(43,431)	(4,496,249)

Total trading results	(820,027)	502,983	5,795,803

Net income (loss)	$(3,775,361)	$(4,367,857)	$(1,908,668)

Net income (loss) allocation by Class:
Class A	$(3,744,208)	$(4,367,857)	$(1,908,668)

Class Z	$(31,153)	$-	$-

Net income (loss) per Redeemable Unit* (Note 8):
Class A	$(92.11)	$(73.87)	$(26.14)

Class Z	$(46.69)	$-	$-

Weighted average Redeemable Units outstanding:
Class A	44,356.5264	62,419.4823	78,310.5220

Class Z	659.7962	-	-

* Represents the change in net asset value per Redeemable Unit.

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.

Statements of Changes in Partners’ Capital

For the Years Ended December 31, 2017, 2016 and 2015

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2014	$114,627,992	84,639.9218	$-	-	$114,627,992	84,639.9218
Subscriptions - Limited Partners	3,429,167	2,514.3600	-	-	3,429,167	2,514.3600
Redemptions - General Partner	(175,894)	(127.8240)	-	-	(175,894)	(127.8240)
Redemptions - Limited Partners	(21,643,956)	(16,004.4080)	-	-	(21,643,956)	(16,004.4080)
Net income (loss)	(1,908,668)	-	-	-	(1,908,668)	-

Partners’ Capital, December 31, 2015	94,328,641	71,022.0498	-	-	94,328,641	71,022.0498
Subscriptions - Limited Partners	697,000	544.1480	-	-	697,000	544.1480
Redemptions - General Partner	(311,128)	(241.8090)	-	-	(311,128)	(241.8090)
Redemptions - Limited Partners	(26,455,938)	(20,386.6212)	-	-	(26,455,938)	(20,386.6212)
Net income (loss)	(4,367,857)	-	-	-	(4,367,857)	-

Partners’ Capital, December 31, 2016	63,890,718	50,937.7676	-	-	63,890,718	50,937.7676
Subscriptions - General Partner	-	-	656,252	656.2520	656,252	656.2520
Subscriptions - Limited Partners	407,041	334.4200	20,784	21.2650	427,825	355.6850
Redemptions - General Partner	(706,349)	(572.7556)	(150,000)	(157.3470)	(856,349)	(730.1026)
Redemptions - Limited Partners	(18,600,473)	(15,208.6060)	-	-	(18,600,473)	(15,208.6060)
Net income (loss)	(3,744,208)	-	(31,153)	-	(3,775,361)	-

Partners’ Capital, December 31, 2017	$41,246,729	35,490.8260	$495,883	520.1700	$41,742,612	36,010.9960

Net asset value per Redeemable Unit:

2015:	Class A	$1,328.16

2016:	Class A	$1,254.29

2017:	Class A	$1,162.18

	Class Z	$953.31

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

1.	Organization:

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

During the reporting periods covered by this report, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank, N.A. (“JPMorgan”) was also a foreign exchange forward counterparty for certain Funds. The Partnership/Funds also deposit a portion of their cash in non-trading bank accounts at JPMorgan.

As of September 1, 2011, the Partnership began offering three classes of limited partnership interests: Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units; each of which will be referred to as a “Class” and collectively referred to as the “Classes.” All Redeemable Units issued prior to September 1, 2011 were deemed “Class A Redeemable Units.” The rights, liabilities, risks, and fees associated with investment in the Class A Redeemable Units were not changed. Class A Redeemable Units and Class D Redeemable Units are available to taxable U.S. individuals and institutions, U.S. tax exempt individuals and institutions and non-U.S. investors. Class Z Redeemable Units are offered to certain employees of Morgan Stanley and its subsidiaries (and their family members). The Class of Redeemable Units that a limited partner of the Partnership receives upon subscription will generally depend upon the amount invested in the Partnership or the status of the limited partner, although the General Partner may determine to offer a particular Class of Redeemable Units to investors at its discretion. Class Z Redeemable Units were first issued on July 1, 2017. As of December 31, 2017, there were no Redeemable Units outstanding in Class D.

All trading decisions are made for the Partnership by its trading advisors (the “Advisors”) either directly, through individually managed accounts, or indirectly, through investments in other collective investment vehicles. As of December 31, 2017, AE Capital PTY Limited (“AE Capital”), The Cambridge Strategy (Asset Management) Limited (“Cambridge”), Harbour Square Capital Management LLC (“Harbour Square”), Independent View BV (“Independent View”), Launchpad Capital Management, LLC (“Launchpad”) and SECOR Capital Advisors, LP (“SECOR”) served as the Partnership’s major commodity trading advisors. Effective February 28, 2017, Willowbridge Associates Inc. (“Willowbridge”) ceased to act as a commodity trading advisor to the Partnership. Effective September 30, 2016, Centurion Investment Management, LLC (“Centurion”) ceased to act as a commodity trading advisor to the Partnership. Effective July 31, 2016, Perella Weinberg Partners Capital Management LP (“Perella”) ceased to act as a commodity trading advisor to the Partnership. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through individually managed accounts, or indirectly, through its investment in the Funds. In addition, the General Partner may allocate the Partnership’s assets to additional non-major trading advisors (i.e. commodity trading advisors allocated less than 10% of the Partnership’s assets).

Emerging CTA Portfolio L.P.

Notes to Financial Statements

Information about advisors allocated less than 10% of the Partnership’s assets may not be disclosed. The General Partner may also allocate less than 10% of the Partnership’s assets to a new trading advisor or another trading program of a current Advisor.

The Advisors are not affiliated with one another, are not affiliated with the General Partner, MS&Co. or JPMorgan, and are not responsible for the organization or operation of the Partnership. References herein to the “Advisors” may also include, as relevant, references to Willowbridge, Perella, Centurion and Blackwater Capital Management, LLC (“Blackwater”),

From May 12, 2014 until its termination effective September 30, 2016, the assets allocated to Centurion for trading had been traded directly pursuant to Centurion’s Short Term Systematic Strategy Program. Prior to its termination effective July 31, 2016, the assets allocated to Perella had been traded directly pursuant to a variation of the program traded by PWP Global Macro Master Fund L.P. On August 1, 2016, the Partnership allocated a portion of its assets to Harbour Square, which trades the assets directly pursuant to Harbour Square’s Discretionary Energy Program through a managed account in the Partnership’s name. On October 1, 2016, the Partnership allocated a portion of its assets to Independent View, which trades the assets directly pursuant to Independent View’s IV Quantitative Futures Fund Program through a managed account in the Partnership’s name. On February 1, 2017, the Partnership allocated a portion of its assets to AE Capital. AE Capital began trading the assets directly pursuant to AE Capital’s AE Systematic FX Fund Program through a managed account in the Partnership’s name on March 1, 2017. On September 1, 2017, the Partnership allocated a portion of its assets to Launchpad, which trades the assets directly pursuant to Launchpad Capital’s MJP Commodity Strategy through a managed account in the Partnership’s name.

Cambridge Master Fund L.P (“Cambridge Master”), SECOR Master Fund L.P (“SECOR Master”) the Partnership and, prior to the Partnership’s full redemption, CMF Willowbridge Master Fund L.P. (“Willowbridge Master”) have entered into futures brokerage account agreements and foreign exchange brokerage account agreements with MS&Co. Cambridge Master and SECOR Master are collectively referred to as the “Funds.” References herein to “Funds” may also include as relevant, references to Willowbridge Master, Blackwater Master Fund L.P. (“Blackwater Master”) and PGM Master Fund L.P. (“PGM Master”). The Partnership, directly and through its investment in the Funds, pays MS&Co. (or will reimburse MS&Co. if previously paid) its allocable share of all trading fees for the clearing and, where applicable, execution of transactions as well as exchange, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”).

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

The Partnership will be liquidated upon the first to occur of the following: December 31, 2023; the net asset value per Redeemable Unit of limited partnership interest of any Class decreases to less than $400 as of the close of any business day; or under certain other circumstances as set forth in the limited partnership agreement of the Partnership (the “Limited Partnership Agreement”). In addition, the General Partner may, in its sole discretion, cause the Partnership to be liquidated if the aggregate net assets of the Partnership decline to less than $1,000,000.

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

b.

Profit Allocation. The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no limited partner is liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions or redemptions and losses, if any.

c.

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the years ended December 31, 2017, 2016 and 2015, the Partnership carried no debt and all of the Partnership’s and the Funds’ investments were carried at fair value and classified as Level 1 or Level 2 measurements.

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

The Partnership and the Funds do not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in total trading results in the Partnership’s/Funds’ Statement of Income and Expenses.

f.

Partnership’s Cash. The Partnership’s cash includes cash denominated in foreign currencies of $(72,504) (proceeds of $71,514) and $(265,409) (proceeds of $267,759) as of December 31, 2017 and 2016, respectively.

g.

Income Taxes. Income taxes have not been recorded as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The Partnership follows the guidance of ASC 740, “Income Taxes,” which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions determined not to meet the more-likely-than-not threshold would be recorded as a tax benefit or liability in the Partnership’s Statements of Financial Condition for the current year. If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Statements of Income and Expenses in the period in which the position is claimed or expected to be claimed. The General Partner has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2014 through 2017 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

i.	Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with ASC 946, “Financial Services – Investment Companies.” See Note 8, “Financial Highlights.”

3.	Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Partnership, including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisors, (ii) allocating and reallocating the Partnership’s assets among the commodity trading advisors and (iii) monitoring the activities of the commodity trading advisors. The Partnership pays the General Partner a monthly administrative fee (“General Partner fees”) equal to 1/12 of 1% (1.0% per year) of month-end net assets. Month-end net assets, for the purpose of calculating General Partner fees, are net assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s ongoing selling agent fees, management fees, incentive fee accruals, the General Partner fee and any redemptions or distributions as of the end of such month.

The Partnership will also pay the General Partner an incentive fee payable annually equal to 5% of the Partnership’s overall New Trading Profits, as defined in the Limited Partnership Agreement, earned in each calendar year. For the years ended December 31, 2017, 2016 and 2015, there were no incentive fees earned by the General Partner.

b.	Management Agreement:

The General Partner, on behalf of the Partnership, entered into management agreements (each, a “Management Agreement”) with the Advisors, each of which is a registered commodity trading advisor. The Advisors are not affiliated with one another, are not affiliated with the General Partner, MS&Co. or JPMorgan and are not responsible for the organization or operation of the Partnership. As of December 31 2017, SECOR received a monthly management fee equal to 1.75% per year of month-end net assets allocated to SECOR. Prior to January 1, 2016, SECOR received a monthly management fee equal to 2.00% per year. As of December 31, 2017, Cambridge received a monthly management fee equal to 1.50% per year of month-end net assets allocated to Cambridge. As of December 31, 2017, Harbour Square received a monthly management fee equal to 1.25% per year of month-end net assets allocated to Harbour Square. Independent View receives a monthly management fee equal to 1.25% per year of month-end net assets allocated to Independent View. AE Capital receives a monthly management fee equal to 1.50% per year of the month-end net assets allocated to AE Capital. Launchpad receives a monthly management fee equal to 1.00% per year of the month-end net assets allocated to Launchpad.

Prior to its termination on February 28, 2017, Willowbridge received a monthly management fee equal to 1.50% per year of month-end net assets allocated to Willowbridge. Prior to its termination on July 31, 2016, Perella received a monthly management fee equal to 1.50% per year of month-end net assets allocated to Perella. From January 1, 2016 until its termination on September 30, 2016, Centurion received a monthly management fee equal to 1.00% per year of month-end net assets allocated to Centurion. Prior to January 1, 2016, Centurion received a monthly management fee equal to 1.25% per year. Prior to its termination on September 30, 2015, Blackwater received a monthly management fee equal to 0.75% per year of month-end net assets allocated to Blackwater. Month-end net assets, for the purpose of calculating management fees are net assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fees, incentive fee accruals, the General Partner fee, ongoing selling agent fee and any redemptions or distributions as of the end of such month. Each Management Agreement may be terminated upon notice by either party.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

In addition, as of December 31, 2017, the Partnership was obligated to pay each Advisor an incentive fee, payable quarterly, equal to 20% for SECOR, Harbour Square, Independent View, AE Capital and Launchpad, and equal to 15% for Cambridge, of New Trading Profits, as defined in each Management Agreement, earned by each Advisor for the Partnership during each calendar quarter. Prior to its termination on February 28, 2017, Willowbridge was eligible to receive an incentive fee, payable quarterly, equal to 20% of New Trading Profits, as defined in its Management Agreement with the General Partner, earned by Willowbridge for the Partnership during each calendar quarter. Prior to its termination on September 30, 2016, Centurion was eligible to receive an incentive fee, payable quarterly, equal to 20% of New Trading Profits, as defined in its Management Agreement with the General Partner, earned by Centurion for the Partnership during each calendar quarter. Prior to its termination on July 31, 2016, Perella was eligible to receive an incentive fee, payable quarterly, equal to 20% of New Trading Profits, as defined in its Management Agreement with the General Partner, earned by Perella for the Partnership during each calendar quarter. Prior to its termination on September 30, 2015, Blackwater was eligible to receive an incentive fee, payable quarterly, equal to 20% of New Trading Profits, as defined in its Management Agreement with the General Partner, earned by Blackwater for the Partnership during each calendar quarter. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not receive an incentive fee until the Advisor recovers the net loss incurred and earns additional trading profits for the Partnership.

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

The Partnership has entered into a customer agreement with MS&Co. (the “Partnership Customer Agreement”). Under the Partnership Customer Agreement and the foreign exchange brokerage account agreement (described in Note 1, “Organization”), the Partnership pays trading fees for the clearing and, where applicable, execution of transactions, as well as exchange, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”) directly and indirectly through its investment in the Funds. Clearing fees are allocated to the Partnership based on its proportionate share of each Fund. Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. All of the Partnership’s assets available for trading in commodity interests not held in the Funds’ accounts at MS&Co. and JPMorgan are deposited in the Partnership’s accounts at MS&Co. The Partnership’s cash deposited with MS&Co. is held in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At December 31, 2017 and 2016, the amount of cash held for margin requirements was $2,501,707 and $3,093,030, respectively. MS&Co. has agreed to pay the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account at the rate equal to the monthly average of the 4-Week U.S. Treasury bill discount rate. The Partnership Customer Agreement may generally be terminated upon notice by either party.

d.	Selling Agent Agreement:

The Partnership has entered into a selling agent agreement with Morgan Stanley Smith Barney LLC, doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”) (the “Selling Agreement”). Under the Selling Agreement, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee. The monthly ongoing selling agent fee is equal to (i) 4/24 of 1% (2.00% per year) for Class A Redeemable Units and (ii) 3/48 of 1% (0.75% per year) for Class D Redeemable Units. Morgan Stanley Wealth Management pays a portion of its ongoing selling agent fees to properly registered or exempted financial advisors who have sold Class A and Class D Redeemable Units. Class Z Redeemable Units are not subject to an ongoing selling agent fee. Month-end net assets, for the purpose of calculating ongoing selling agent fees are net assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s ongoing selling agent fees, incentive fee accruals, the monthly management fees, the General Partner fee and other expenses and any redemptions or distributions as of the end of such month.

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

The Partnership Customer Agreement and the Funds’ futures brokerage account agreements with MS&Co. give the Partnership and the Funds, respectively, the legal right to net unrealized gains and losses on open futures and forward contracts in their respective Statements of Financial Condition. The Partnership and the Funds net, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts in their respective Statements of Financial Condition, as the criteria under ASC 210-20, “Balance Sheet,” have been met.

All of the commodity interests owned directly by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the years ended December 31, 2017 and 2016 were 1,874 and 2,412, respectively. The monthly average number of option contracts traded directly by the Partnership during the years ended December 31, 2017 and 2016 were 75 and 0, respectively. The monthly average notional value of currency forward contracts traded directly by the Partnership during the years ended December 31, 2017 and 2016 were $63,983,108 and $15,051,843, respectively.

Trading and transaction fees are based on the number of trades executed by the Advisors and the Partnership’s percentage ownership of each respective Fund.

All clearing fees paid to MS&Co. are borne directly by the Partnership for its direct trading. In addition, clearing fees are borne by the Funds and are allocated to the Funds’ limited partners, including the Partnership.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting agreements or similar arrangements as of December 31, 2017 and 2016, respectively.

December 31, 2017	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
				Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount

Assets
Futures	$710,148	$(522,665)	$187,483	$-	$-	$187,483

Total assets	$710,148	$(522,665)	$187,483	$-	$-	$187,483

Liabilities
Futures	$(522,665)	$522,665	$-	$-	$-	$-

Total liabilities	$(522,665)	$522,665	$-	$-	$-	$-

Net Fair Value						$187,483	*

December 31, 2016	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
				Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount

Assets
Futures	$365,927	$(343,652)	$22,275	$-	$-	$22,275

Total assets	$365,927	$(343,652)	$22,275	$-	$-	$22,275

Liabilities
Futures	$(343,652)	$343,652	$-	$-	$-	$-

Total liabilities	$(343,652)	$343,652	$-	$-	$-	$-

Net Fair Value						$22,275	*

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

Emerging CTA Portfolio L.P.

Notes to Financial Statements

The following tables indicate the gross fair values of derivative instruments of futures and option contracts, as applicable, held directly by the Partnership as separate assets and liabilities as of December 31, 2017 and 2016, respectively.

Assets	December 31, 2017
Futures Contracts
Currencies	$94,211
Energy	214,439
Grains	69,673
Indices	62,560
Interest Rates U.S.	14,844
Interest Rates Non-U.S.	16,572
Livestock	144,163
Metals	50,653
Softs	43,033

Total unrealized appreciation on open futures contracts	710,148

Liabilities
Futures Contracts
Currencies	(60,036)
Energy	(39,440)
Grains	(17,591)
Indices	(147,661)
Interest Rates U.S.	(5,813)
Interest Rates Non-U.S.	(22,410)
Livestock	(138,305)
Metals	(40,050)
Softs	(51,359)

Total unrealized depreciation on open futures contracts	(522,665)

Net unrealized appreciation on open futures contracts	$187,483	*

Assets
Options Purchased
Energy	$43,000
Softs	8,625

Total options purchased	$51,625	**

Liabilities
Options Written
Energy	$(23,000)

Total options written	$(23,000)	***

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Options purchased, at fair value” in the Statements of Financial Condition.

***	This amount is in “Options written, at fair value” in the Statements of Financial Condition.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

Assets	December 31, 2016
Futures Contracts
Currencies	$20,075
Energy	10,875
Grains	33,090
Indices	126,605
Interest Rates U.S.	19,212
Interest Rates Non-U.S.	78,347
Livestock	29,680
Metals	16,503
Softs	31,540

Total unrealized appreciation on open futures contracts	365,927

Liabilities
Futures Contracts
Currencies	(50,048)
Energy	(9,015)
Grains	(87,992)
Indices	(93,336)
Interest Rates U.S.	(28,812)
Interest Rates Non-U.S.	(25,482)
Livestock	(2,900)
Metals	(33,448)
Softs	(12,619)

Total unrealized depreciation on open futures contracts	(343,652)

Net unrealized appreciation on open futures contracts	$22,275	*

* This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the years ended December 31, 2017, 2016 and 2015, respectively.

Sector	2017		2016		2015
Currencies	$205,969		$219,420		$(658,713)
Energy	(471,773)		1,020,372		(274,934)
Grains	(803,721)		(81,019)		(36,678)
Indices	497,548		(152,017)		(912,299)
Interest Rates U.S.	(254,500)		(1,253,337)		321,210
Interest Rates Non-U.S.	29,826		1,238,890		42,459
Livestock	(29,930)		(54,052)		2,079
Metals	(1,540)		(454,501)		222,360
Softs	(342,697)		(261,639)		(24,451)

Total	$(1,170,818)	****	$222,117	****	$(1,318,967)	****

**** This amount is included in “Total trading results” in the Statements of Income and Expenses.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

5.	Fair Value Measurements:

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

The Partnership and the Funds consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of the U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2017 and 2016, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the beginning of the reporting period.

December 31, 2017	Total	Level 1	Level 2	Level 3
Assets
Futures	$710,148	$710,148	$-	$-
Options purchased	51,625	51,625	-	-

Total assets	$761,773	$761,773	$-	$-

Liabilities
Futures	$522,665	$522,665	$-	$-
Options written	23,000	23,000	-	-

Total liabilities	$545,665	$545,665	$-	$-

December 31, 2016	Total	Level 1	Level 2	Level 3
Assets
Futures	$365,927	$365,927	$-	$-

Total assets	$365,927	$365,927	$-	$-

Liabilities
Futures	$343,652	$343,652	$-	$-

Total liabilities	$343,652	$343,652	$-	$-

Emerging CTA Portfolio L.P.

Notes to Financial Statements

6.	Investment in the Funds:

On September 1, 2012, the assets allocated to Cambridge for trading were invested in Cambridge Master, a limited partnership organized under the partnership laws of the State of Delaware. Cambridge Master permits accounts managed by Cambridge using the Asian Markets Alpha Programme and the Emerging Markets Alpha Programme, each a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of Cambridge Master. Individual and pooled accounts currently managed by Cambridge, including the Partnership, are permitted to be limited partners of Cambridge Master. The General Partner and Cambridge believe that trading through this master/feeder structure promotes efficiency and economy in the trading process. The General Partner and Cambridge agreed that Cambridge will trade the Partnership’s assets allocated to Cambridge at a level that is up to 2.0 times the amount of assets allocated.

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

The General Partner is not aware of any material changes to any of the trading programs discussed above during the year ended December 31, 2017.

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

Emerging CTA Portfolio L.P.

Notes to Financial Statements

Prior to the close of business on December 31, 2017, the Partnership owned approximately 27.2% of SECOR Master and 4.9% of Cambridge Master. At December 31, 2016, the Partnership owned approximately 49.1% of SECOR Master, 26.2% of Cambridge Master and 1.0% of Willowbridge Master. It is the Partnership’s intention to continue to invest in the Funds (except Willowbridge Master). The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same as they would be if the Partnership traded directly and the redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and capital of the Funds is shown in the following tables:

	December 31, 2017
	Total Assets	Total Liabilities	Total Partners’ Capital
SECOR Master	$22,831,484	$18,066,303	$4,765,181
Cambridge Master	31,063,463	4,384,639	26,678,824

	December 31, 2016
	Total Assets	Total Liabilities	Total Partners’ Capital
SECOR Master	$39,231,542	$679,104	$38,552,438
Cambridge Master	58,282,466	1,125,600	57,156,866
Willowbridge Master	396,846,845	5,348,232	391,498,613

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the year ended December 31, 2017
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
SECOR Master	$18,180	$(2,107,396)	$(2,089,216)
Cambridge Master	141,596	1,967,437	2,109,033
Willowbridge Master (a)	155,028	(5,302,674)	(5,147,646)

	For the year ended December 31, 2016
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
SECOR Master	$(245,725)	$2,459,009	$2,213,284
Cambridge Master	10,557	(3,918,575)	(3,908,018)
Willowbridge Master	(120,715)	10,171,911	10,051,196

(a) From January 1, 2017 through February 28, 2017, the date the Partnership fully redeemed its interest in Willowbridge Master.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

Summarized information reflecting the Partnership’s investments in and the Partnership’s pro-rata share of the results of operations of the Funds is shown in the following tables:

	December 31, 2017		For the year ended December 31, 2017
Funds	% of Partners’ Capital	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Clearing Fees	Professional Fees

SECOR Master	11.43%	$4,770,275	$(374,306)	$165,557	$24,321	$(564,184)	Commodity Portfolio	Monthly
Cambridge Master	0.87%	362,125	870,647	16,622	8,753	845,272	Commodity Portfolio	Monthly
Willowbridge Master (a)	-%	-	(11,539)	612	62	(12,213)	Commodity Portfolio	Monthly

Total		$5,132,400	$484,802	$182,791	$33,136	$268,875

	December 31, 2016		For the year ended December 31, 2016
Funds	% of Partners’ Capital	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Clearing Fees	Professional Fees

SECOR Master	29.63%	$18,932,359	$1,214,193	$305,523	$32,240	$876,430	Commodity Portfolio	Monthly
Cambridge Master	23.42%	14,960,410	(782,577)	30,253	21,883	(834,713)	Commodity Portfolio	Monthly
Willowbridge Master	6.16%	3,937,335	(38,641)	23,494	1,803	(63,938)	Commodity Portfolio	Monthly

Total		$37,830,104	$392,975	$359,270	$55,926	$(22,221)

(a) From January 1, 2017 through February 28, 2017, the date the Partnership fully redeemed its interest in Willowbridge Master.

7.	Subscriptions, Distributions and Redemptions:

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

Emerging CTA Portfolio L.P.

Notes to Financial Statements

8.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the years ended December 31, 2017, 2016 and 2015 were as follows:

	2017		2016		2015
Per Redeemable Unit Performance (for a unit outstanding throughout the year):*	Class A	Class Z**	Class A	Class Z	Class A	Class Z
Net realized and unrealized gains (losses)	$(25.71)	$(21.15)	$4.16	$-	$71.66	$-
Net investment loss	(66.40)	(2.92)	(78.03)	-	(97.80)	-

Increase (decrease) for the year	(92.11)	(24.07)	(73.87)	-	(26.14)	-
Net asset value per Redeemable Unit, beginning of year	1,254.29	977.38	1,328.16	-	1,354.30	-

Net asset value per Redeemable Unit, end of year	$1,162.18	$953.31	$1,254.29	$-	$1,328.16	$-

	2017		2016		2015
	Class A	Class Z***	Class A	Class Z	Class A	Class Z
Ratios to Average Limited Partners’ Capital:
Net investment loss****	(5.5)%	(3.6)%	(6.1)%	-%	(7.4)%	-%

Operating expenses	6.1%	4.7%	5.9%	-%	6.0%	-%
Incentive fees	0.2%	-%	0.4%	-%	1.4%	-%

Total expenses	6.3%	4.7%	6.3%	-%	7.4%	-%

Total return:
Total return before incentive fees	(7.1)%	(2.5)%	(5.2)%	-%	(0.5)%	-%
Incentive fees	(0.2)%	-%	(0.4)%	-%	(1.4)%	-%

Total return after incentive fees	(7.3)%	(2.5)%	(5.6)%	-%	(1.9)%	-%

*

Net investment loss per Redeemable Unit is calculated by dividing the interest income less total expenses by the average number of Redeemable Units outstanding during the year. The net realized and unrealized gains (losses) per Redeemable Unit is a balancing amount necessary to reconcile the change in net asset value per Redeemable Unit with the other per unit information.

**	For the period from December 1, 2017 to December 31, 2017.

***	Annualized and for the period from December 1, 2017 to December 31, 2017.

****	Interest income less total expenses.

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

Emerging CTA Portfolio L.P.

Notes to Financial Statements

The General Partner estimates that at any given time, approximately 21.1% to 62.2% of the Partnership’s/Funds’ contracts are traded OTC.

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

In the ordinary course of business, the Partnership/Funds enter into contracts and agreements that contain various representations and warranties and which provide general indemnifications. The Partnership’s/ Funds’ maximum exposure under these arrangements cannot be determined, as this could include future claims that have not yet been made against the Partnership/Funds. The Partnership/Funds consider the risk of any future obligation relating to these indemnifications to be remote.

10.	Subsequent Events:

The General Partner evaluates events that occur after the balance sheet date but before and up until financial statements are available to be issued. The General Partner has assessed the subsequent events through the date the financial statements were issued and has determined that, other than disclosed below, there were no subsequent events requiring adjustment to or disclosure in the financial statements.

Effective on January 1, 2018, the assets allocated to Harbour Square, which were previously traded directly through a managed account in the Partnership’s name, were transferred into CMF Harbour Square Master Fund LLC through which they will be managed and traded by Harbour Square pursuant to the same strategy (the Discretionary Energy Program). In addition, effective January 1, 2018, the monthly management fee paid by the Partnership to Harbour Square was reduced to 1/12 of 1.15% (1.15% per year) of the adjusted month-end net assets allocated to Harbour Square.

Effective on January 1, 2018, the monthly management fee paid by the Partnership to Cambridge was reduced to 1/12 of 1.0% (1.0% per year) of the adjusted month-end net assets allocated to Cambridge. Also effective on January 1, 2018, the Partnership will pay Cambridge an incentive fee of 15% of New Trading Profits (as defined in the applicable Management Agreement) annually rather than quarterly.

Effective on January 1, 2018, the monthly management fee paid by the Partnership to SECOR was reduced to 1/12 of 1.15% (1.15% per year) of the adjusted month-end net assets allocated to SECOR. Also effective on January 1, 2018, the Partnership will pay SECOR an incentive fee of 25% of New Trading Profits (as defined in the applicable Management Agreement) annually rather than 20% of New Trading Profits quarterly.

Effective on February 1, 2018, the assets allocated to AE Capital, which were traded directly through a managed account in the Partnership’s name, were transferred into CMF AE Capital Master Fund LLC through which they will be managed and traded by AE Capital pursuant to the same strategy (the AE Systematic FX Fund Program).

Effective on March 1, 2018, Launchpad transferred its rights and obligations under its Management Agreement to Buttonwood Merchants, LLC (“Buttonwood”), and Buttonwood assumed Launchpad’s rights and obligations. Buttonwood will trade and manage the Partnership’s assets allocated to Buttonwood pursuant to its Liquid Commodity Strategy. The monthly management fee and quarterly incentive fee received by Buttonwood are the same as those received by Launchpad.

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2017 and 2016 are summarized below:

	For the period from October 1, 2017 to December 31, 2017	For the period from July 1, 2017 to September 30, 2017	For the period from April 1, 2017 to June 30, 2017	For the period from January 1, 2017 to March 31, 2017
Total investment income	$122,974	$121,118	$105,925	$79,594
Total expenses	(733,330)	(783,421)	(918,272)	(949,922)
Total trading results	(796,841)	(704,952)	(451,738)	1,133,504

Net income (loss)	$(1,407,197)	$(1,367,255)	$(1,264,085)	$263,176

Increase (decrease) in Net Asset Value per Redeemable Unit of Class A	$(36.83)	$(32.42)	$(27.84)	$4.98

Increase (decrease) in Net Asset Value per Redeemable Unit of Class Z	$(25.28)	$(21.41)	$-	$-

	For the period from October 1, 2016 to December 31, 2016	For the period from July 1, 2016 to September 30, 2016	For the period from April 1, 2016 to June 30, 2016	For the period from January 1, 2016 to March 31, 2016
Total investment income	$46,611	$43,191	$37,350	$50,604
Total expenses	(1,040,188)	(1,216,772)	(1,231,490)	(1,560,146)
Total trading results	(589,047)	21,062	(1,231,024)	2,301,992

Net income (loss)	$(1,582,624)	$(1,152,519)	$(2,425,164)	$792,450

Increase (decrease) in Net Asset Value per Redeemable Unit of Class A	$(29.08)	$(19.23)	$(36.43)	$10.87

Item 10. Not Applicable.

Item 10A. Controls and Procedures.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2017 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2017 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 10B. Other Information. None.

PART III

Item 11. Directors, Executive Officers and Corporate Governance.

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

Patrick T. Egan, age 49, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of NFA. Since October 2014, Mr. Egan has served as President and Chairman of the Board of Directors of the General Partner. Since August 2013, Mr. Egan has been registered as a swap associated person of the General Partner. From September 2013 to May 2014, Mr. Egan served as a Vice President of Morgan Stanley Strategies LLC, formerly known as Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley AI GP LLC, formerly known as Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. From September 2013 to May 2014, Mr. Egan was registered as an associated person and listed as a principal of each such entity. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Mr. Egan was responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities. From June 2009 to December 2014, Mr. Egan was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities included serving as Executive Director and as Co-Chief Investment Officer for Morgan Stanley Managed Futures from June 2009 through June 2011 and as Chief Risk Officer for Morgan Stanley Managed Futures from June 2011 through October 2014. Since October 2014, Mr. Egan has been responsible for the day-to-day operations and management of Morgan Stanley Managed Futures. Since January 2015, Mr. Egan has been employed by the General Partner. From November 2010 to October 2014, Mr. Egan was registered as an associated person of Morgan Stanley Smith Barney LLC. From April 2007 through June 2009, Mr. Egan was employed by MS & Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through June 2009, Mr. Egan was registered as an associated person of MS & Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

Steven Ross, age 46, has been Chief Financial Officer and a principal of the General Partner since July 2014 and a Director of the General Partner since February 2016. Mr. Ross has been employed by Morgan Stanley Investment Management, a financial services firm, since September 2005, where his responsibilities include serving as an Assistant Treasurer of Morgan Stanley with respect to certain investment vehicles publicly offered by Morgan Stanley. Mr. Ross is also an Executive Director of the Morgan Stanley Fund Administration Group where he is responsible for finance and accounting matters for certain private funds offered by Morgan Stanley. Before joining Morgan Stanley Investment Management, Mr. Ross was employed by JPMorgan Investor Services Co., a financial services firm, from December 1997 through September 2005, where his responsibilities included serving as a Vice President responsible for the accounting of certain funds sponsored by JPMorgan Chase & Co. and other large fund families serviced by JPMorgan Investor Services Co. From April 1997 to December 1997, Mr. Ross was employed by Investors Bank & Trust, a financial services firm, where his responsibilities included performing mutual fund accounting for financial services firms. Mr. Ross began his career at Putnam Investments LLC, a financial services firm, where he was responsible for providing broker services for certain funds sponsored by Putnam Investments LLC from August 1996 to April 1997. Mr. Ross received a B.S. in Accounting from Rhode Island College in May 1995.

Maureen O’Toole, age 60, has been a Director, listed as a principal and registered as an associated person of the General Partner since May 2016. She has also been the Head of Managed Futures at Morgan Stanley Investment Management, a financial services firm, since May 2016 where she is responsible for developing and managing the managed futures business strategy. She joined Morgan Stanley Investment Management in June 2012 as Managing Director in charge of the intermediary alternative investment sales team. In this capacity she was responsible for the management of a team responsible for business development in managed futures, hedge funds and private investments. She has been registered as an associated person of Morgan Stanley Investment Management since June 2012. From April 2010 until June 2012, Ms. O’Toole was a managing director at K2 Advisors, L.L.C., a hedge fund investment advisory firm, where she was responsible for development of the firm’s investment funds. Between March 1993 and April 2010, Ms. O’Toole was employed by a variety of divisions within what became Citigroup Global Markets Inc., a financial services firm. Between August 2009 and April 2010, she worked in product development within Citi Private Bank, where she assisted in sourcing new investment platforms for its alternatives business. Between January 2002 and August 2009, Ms. O’Toole was Managing Director and Head of Sales and Client Service within Citigroup Alternative Investments. In this role she managed the high net worth sales team for Citigroup Alternative Investments through the Global Wealth Management channel, overseeing education and marketing. Prior to that, between November 1996 and January 2002, Ms. O’Toole was Director of Sales and Marketing within the managed futures department of Smith Barney. Prior to being named Director of Sales and Marketing, Ms. O’Toole was involved in the international development of the managed futures business within the managed futures department from March 1993 until November 1996. In this role, Ms. O’Toole oversaw due diligence and portfolio construction for the managed futures department. Ms. O’Toole served as a Director of Citigroup Managed Futures LLC (the predecessor entity to the General Partner) from August 2001 until October 2006, was listed as a principal of such entity from August 1998 until October 2006 and was registered as an associated person of such entity from January 2004 until October 2006. She was also registered as an associated person of Citigroup Global Markets Inc. from April 1993 until June 2010. Prior to Citigroup Global Markets Inc., Ms. O’Toole was employed at Rodman & Renshaw Inc., an investment bank, as head of managed futures manager research and portfolio construction between March 1989 and March 1993 and was registered as an associated person from June 1991 until March 1993. She was registered as an associated person of Rosenthal Collins Futures Management, Inc., a commodity pool operator and wholly owned subsidiary of Rodman & Renshaw, from January 1992 until March 1993. She began her investment career at Drexel Burnham Lambert Inc., an investment bank, in January 1982 where she worked as a research analyst, performing modeling on financial futures hedging and trading strategies until February 1989 and was registered as an associated person from December 1988 until February 1989. Ms. O’Toole obtained her Bachelor of Arts in Speech Pathology and Audiology from California State University Chico, in June 1979, and her Masters in Management from Kellogg Graduate School of Management at Northwestern University, in June 1989.

M. Paul Martin, age 59, has been a Director of the General Partner since October 2014. Mr. Martin has also served as Managing Director – Global Operations of Morgan Stanley Investment Management, a financial services firm, since June 2006, where his responsibilities include managing all elements of in-sourced and out-sourced global operations, and serving as a senior member of Morgan Stanley Investment Management’s Management, Risk Management, & New Products Committees. Mr. Martin has been listed as a principal of the General Partner since October 2014. Mr. Martin previously served as the Managing Director and Chief Operating Officer of Morgan Stanley Fund Services, a financial services firm, where his responsibilities included launching the Hedge Fund Administration business and being responsible for operations, fund accounting and administration, technology and compliance, from May 2004 through May 2006. Previously, Mr. Martin served as Managing Director – Institutional Investment Operations of Morgan Stanley Investment Management from January 1995 until April 2004, where his responsibilities included trading room support, portfolio administration, service provider management, and derivatives processing and control. From April 1994 through January 1995, Mr. Martin served as Senior Vice President and Head of Custody Operations for Fidelity Investments, a financial services firm. From October 1989 through April 1994, Mr. Martin served as Executive Director and Head of Global Operations for Morgan Stanley Trust Company, a financial services firm. Mr. Martin also served as Vice President – Information Technology for MS & Co., a financial services firm, from June 1984 through October 1989, where his responsibilities included acting as Senior Developer and Programming Manager – Prime Brokerage and Securities Clearance Systems, and as Part-time Manager – IT Training Program. From February 1984 through May 1984, Mr. Martin served as a Senior Analyst in the Financial Control Group of Shearson Lehman Brothers, Inc., a financial services firm. From October 1980 through January 1984, Mr. Martin served as a Senior Consultant – Management Information Consulting Division at Arthur Andersen & Co., an accounting firm, where his responsibilities included programming and programming supervisory roles at large governmental agencies. Mr. Martin received a B.S. in Business Administration - Finance from Georgetown University in May 1980 and an M.B.A. in Finance from New York University in June 1993.

Feta Zabeli, age 58, has been a Director of the General Partner since October 2014. Mr. Zabeli has also served as a director on the Board of Directors of Morgan Stanley Investment Management, a financial services firm, since January 2015 and has been listed as a principal since February 2015. Since May 2016, Mr. Zabeli is the Chief Risk Officer for Morgan Stanley Investment Management, responsible for all investment and operational risk management globally. From January 2012 to May 2016, Mr. Zabeli was Global Head of Risk for Morgan Stanley Investment Management’s Traditional Asset Management business where he was responsible for investment risk of all equity, fixed income, money market, multi-asset class and alternatives portfolios. He was also responsible for counterparty and quantitative model risk for the traditional asset management business. He joined Morgan Stanley in January 2012. Mr. Zabeli has been listed as a principal of the General Partner since October 2014. Mr. Zabeli was on garden leave in December 2011. From February 2006 to November 2011, Mr. Zabeli was Senior Vice President, and most recently Global Co-Head of Risk, for AllianceBernstein L.P., a global investment firm, with various risk management assignments in Hong Kong, Tokyo, London and New York. From August 2006 to April 2009, Mr. Zabeli was based in Hong Kong for AllianceBernstein as the Director of Risk Management for Asia Pacific. From April 2009 to July 2011, he was based in Tokyo for AllianceBernstein as both Director of Risk Management for Asia Pacific and Head of Risk Management for Japan.

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

Matthew R. Graver, age 50, has been a Director of the General Partner and listed as a principal since November 2016. Since January 2008, Mr. Graver has served as Managing Director of Morgan Stanley Investment Management, a financial services firm, and Chief Operating Officer for Morgan Stanley AIP Fund of Hedge Funds, a business unit offering managed portfolios of hedge funds. Since November 2015, Mr. Graver has been listed as a principal and director of Morgan Stanley AIP Cayman GP Ltd., a commodity pool operator. From January 2005 to January 2008, Mr. Graver served as Executive Director of Morgan Stanley Investment Management and from August 2003 to January 2005, Mr. Graver served as Vice President of Morgan Stanley Investment Management. From August 2003 to January 2008, Mr. Graver’s primary responsibilities included serving as Head of Operational Due Diligence for Morgan Stanley AIP Fund of Hedge Funds in which role he oversaw due diligence into operational factors of alternative investment entities. From July 1997 to July 2003, Mr. Graver was employed by PricewaterhouseCoopers LLP, an international auditing and professional services firm, where he served as a senior audit manager and was responsible for managing independent audits of financial services firms. From June 1993 to June 1997, Mr. Graver was employed by PNC Bank, a bank offering consumer and corporate services, where he served as a mutual fund accounting manager and was responsible for managing an accounting team that performed daily accounting functions and valuation calculations for a group of mutual funds. From July 1989 through June 1993, Mr. Graver was employed by Coopers & Lybrand LLP, a predecessor accounting firm to PricewaterhouseCoopers LLP, where he was a senior audit associate and was responsible for performing audits of financial services firms. Mr. Graver earned his Bachelor of Science degree in Accounting in May 1989 from Pennsylvania State University and Masters of Business Administration from Villanova University in May 2002.

The Partnership has not adopted a code of ethics that applies to officers because it has no officers. In addition, the Partnership has not adopted any procedures by which investors may recommend nominees to the Partnership’s board of directors and has not established an audit committee because it has no board of directors.

Item 12. Executive Compensation.

The Partnership has no directors or executive officers. As a limited partnership, the business of the Partnership is managed by the General Partner, which is responsible for the administration of the business affairs of the Partnership. The Partnership pays the General Partner a General Partner fee equal to an annual rate of 1.0% (paid monthly) of the Partnership’s net assets.

Item 13. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners. As of February 28, 2018, the Partnership knows of no person who beneficially owns more than 5% of the Redeemable Units outstanding.

(b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner. The following table indicates securities owned by the General Partner as of December 31, 2017:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Classes
Class Z Redeemable Units	General Partner	498.9050	95.9%

(c) Changes in control. None.

Item 14. Certain Relationships and Related Transactions, and Director Independence.

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

Item 15. Principal Accountant Fees and Services.

(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Ernst & Young LLP (“EY”) for the year ended December 31, 2017 and Deloitte & Touche LLP (“Deloitte”) for the year ended December 31, 2016 for the audit of the Partnership’s annual financial statements, reviews of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2017	$98,794
2016	$129,400

(2) Audit-Related Fees. None.

(3) Tax Fees. The Partnership did not pay EY or Deloitte any amounts in 2017 and 2016 for professional services in connection with tax compliance, tax advice, and tax planning.

(4) All Other Fees. None.

(5) Not Applicable.

(6) Not Applicable.

PART IV

Item 16. Exhibits and Financial Statement Schedules.

1	Financial Statements:

Statements of Financial Condition at December 31, 2017 and 2016.

Condensed Schedule of Investments at December 31, 2017 and 2016.

Statements of Income and Expenses for the years ended December 31, 2017, 2016 and 2015.

Statements of Changes in Partners’ Capital for the years ended December 31, 2017, 2016 and 2015.

Notes to Financial Statements.

2	Exhibits:

3.1(a)	Certificate of Limited Partnership dated June 30, 2003 (filed as Exhibit 3.1 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(b)	Certificate of Amendment of the Certificate of Limited Partnership dated September 21, 2005 (filed as Exhibit 3.1(a) to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

(c)	Certificate of Amendment of the Certificate of Limited Partnership dated September 19, 2008 (filed as Exhibit 3.1(c) to the Quarterly Report on Form 10-Q filed on November 16, 2009 and incorporated herein by reference).

(d)	Certificate of Amendment of the Certificate of Limited Partnership dated September 28, 2009 (filed as Exhibit 99.1 to the Current Report on Form 8-K filed on September 30, 2009 and incorporated herein by reference).

(e)	Certificate of Amendment of the Certificate of Limited Partnership dated June 29, 2010 (filed as Exhibit 3.1(e) to the Current Report on Form 8-K filed on July 2, 2010 and incorporated herein by reference).

(f)	Certificate of Amendment of the Certificate of Limited Partnership dated September 2, 2011 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on September 7, 2011 and incorporated herein by reference).

(g)	Certificate of Amendment of the Certificate of Limited Partnership dated August 7, 2013 (filed as Exhibit 3.1(g) to the Quarterly Report on Form 10-Q filed on August 14, 2013 and incorporated herein by reference).

3.2(a)	Fourth Amended and Restated Limited Partnership Agreement effective May 1, 2012 (filed as Exhibit 3.2 to the Annual Report on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

(b)	Amendment No. 1 to the Fourth Amended and Restated Limited Partnership Agreement (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on January 5, 2016 and incorporated herein by reference).

(c)	Amendment No. 2 to the Fourth Amended and Restated Limited Partnership Agreement (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on December 13, 2017 and incorporated herein by reference).

10.1	Management Agreement among the Partnership, the General Partner and Waypoint Capital Management LLC (filed as Exhibit 10.4 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

10.2	Customer Agreement among the Partnership, the General Partner and CGM (filed as Exhibit 10.9 to the General Form for Registration of Securities on Form 10 filed on April 30, 2008 and incorporated herein by reference).

10.3	Amended and Restated Master Services Agreement by and among the Partnership, the General Partner and SS&C Technologies, Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 6, 2015 and incorporated herein by reference).

10.4	Form of Subscription Agreement (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on November 14, 2012 and incorporated herein by reference).

10.5	Amended and Restated Alternative Investment Selling Agent Agreement among the Partnership, the General Partner and Morgan Stanley Wealth Management effective October 1, 2013 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 8, 2016 and incorporated herein by reference).

10.6	Second Amended and Restated Management Agreement among the Partnership, the General Partner and PGR Capital LLP (filed as Exhibit 10.12 to the Quarterly Report on Form 10-Q filed on August 15, 2011 and incorporated herein by reference).

10.7(a)	Amended and Restated Management Agreement among the Partnership, the General Partner and Blackwater Capital Management, LLC (filed as Exhibit 10.13 to the Current Report on Form 8-K filed on November 4, 2010 and incorporated herein by reference).

(b)	Amendment No. 1 to the Amended and Restated Management Agreement among the Partnership, the General Partner and Blackwater Capital Management, LLC (filed as Exhibit 10.6(b) to the Quarterly Report on Form 10-Q filed on May 14, 2014 and incorporated herein by reference).

10.8	Amended and Restated Management Agreement among the Partnership, the General Partner and J E Moody & Company LLC (filed as Exhibit 10.14 to the Current Report on Form 8-K filed on January 3, 2011 and incorporated herein by reference).

10.9	Amended and Restated Management Agreement among the Partnership, the General Partner and Cirrus Capital Management LLC (filed as Exhibit 10.15 to the Current Report on Form 8-K filed on January 3, 2011 and incorporated herein by reference).

10.10(a)	Amended and Restated Management Agreement among the Partnership, the General Partner and Willowbridge Associates Inc. (filed as Exhibit 10.9(a) to the Quarterly Report on Form 10-Q filed on November 13, 2014 and incorporated herein by reference).

(b)	Amendment to the Amended and Restated Management Agreement among the Partnership, the General Partner and Willowbridge Associates Inc. (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 7, 2013 and incorporated herein by reference).

10.11(a)	Amended and Restated Management Agreement among the Partnership, the General Partner and The Cambridge Strategy (Asset Management) Limited (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on October 7, 2013 and incorporated herein by reference).

(b)	Letter from the General Partner to The Cambridge Strategy (Asset Management) Limited extending the Management Agreement from June 30, 2017 to June 30, 2018 (filed herewith).

10.12(a)	Management Agreement among the Partnership, the General Partner and SECOR Capital Advisors, LP (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 7, 2013 and incorporated herein by reference).

(b)	Amendment to the Management Agreement among the Partnership, the General Partner and SECOR Capital Advisors, LP (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on January 5, 2016 and incorporated herein by reference).

(c)	Letter from the General Partner to SECOR Capital Advisors, LP extending the Management Agreement from June 30, 2017 to June 30, 2018 (filed herewith).

10.13 (a)	Amended and Restated Commodity Futures Customer Agreement between the Partnership and MS&Co., effective August 21, 2013 (filed as Exhibit 10.17 to the Quarterly Report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

(b)	U.S. Treasury Securities Purchase Authorization Agreement between the Partnership and MS&Co., effective June 1, 2015 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 4, 2015 and incorporated herein by reference).

10.14	Management Agreement among the Partnership, the General Partner and Principle Capital Management LLC (filed as Exhibit 10.18 to the Quarterly Report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

10.15	Management Agreement among the Partnership, the General Partner and 300 North Capital LLC (filed as Exhibit 10.19 to the Quarterly Report on Form 10-Q filed on November 14, 2013 and incorporated herein by reference).

10.16 (a)	Management Agreement among the Partnership, the General Partner and Centurion Investment Management, LLC (filed as Exhibit 10.18 to the Quarterly Report on Form 10-Q filed on November 13, 2014 and incorporated herein by reference).

(b)	Amendment to the Management Agreement among the Partnership, the General Partner and Centurion Investment Management, LLC (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 5, 2016 and incorporated herein by reference).

10.17	Amended and Restated Management Agreement among the Partnership, the General Partner and Perella Weinberg Partners Capital Management LP (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on July 6, 2015 and incorporated herein by reference).

10.18(a)	Escrow Agreement among the General Partner, Morgan Stanley Smith Barney LLC and The Bank of New York (filed as Exhibit 10.14(a) to the Annual Report on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

(b)	Amendment No. 5 to Escrow Agreement among the General Partner, Morgan Stanley Smith Barney LLC and the Bank of New York, (filed as Exhibit 10.14(b) to the Annual Report on Form 10-K filed on March 27, 2013 and incorporated herein by reference).

10.19	Management Agreement among the Partnership, the General Partner and Harbour Square Capital Management LLC (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 15, 2016 and incorporated herein by reference).

10.20	Management Agreement among the Partnership, the General Partner and Independent View BV (filed as Exhibit 10.13 to the Current Report on Form 8-K filed on October 3, 2016, and incorporated herein by reference).

10.21(a)	Management Agreement among the Partnership, the General Partner and AE Capital PTY Limited (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 6, 2017, and incorporated herein by reference).

(b)	Amendment to the Management Agreement among the Partnership, the General Partner and AE Capital PTY Limited (filed herewith).

10.22	Management Agreement among the Partnership, the General Partner and Launchpad Capital Management LLC (filed as Exhibit 10.14 to the Current Report on Form 8-K filed on September 7, 2017, and incorporated herein by reference).

10.23	Management Agreement among the Partnership, the General Partner and Buttonwood Merchants, LLC (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 5, 2018, and incorporated herein by reference).

11.1	Foreign Exchange and Bullion Authorization Agreement among Cambridge, Cambridge Master and JPMorgan (filed as Exhibit 11.1 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

11.2	International Swap Dealers Association, Inc. Master Agreement between Cambridge Master and JPMorgan (filed as Exhibit 11.2 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

11.3	Schedule to International Swap Dealers Association, Inc. Master Agreement between Cambridge Master and JPMorgan (filed as Exhibit 11.3 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

11.4	2016 Credit Support Annex for Variation Margin to the Schedule to the International Swap Dealers Association, Inc. Master Agreement between Cambridge Master and JPMorgan (filed as Exhibit 11.4 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

11.5	Institutional Account Agreement between Cambridge Master and JPMorgan (filed as Exhibit 11.5 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

11.6	Foreign Exchange and Bullion Authorization Agreement among SECOR, SECOR Master and JPMorgan (filed as Exhibit 11.6 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

11.7	International Swap Dealers Association, Inc. Master Agreement between SECOR Master and JPMorgan (filed as Exhibit 11.7 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

11.8	Schedule to International Swap Dealers Association, Inc. Master Agreement between SECOR Master and JPMorgan (filed as Exhibit 11.8 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

11.9	2016 Credit Support Annex for Variation Margin to the Schedule to the International Swap Dealers Association, Inc. Master Agreement between SECOR Master and JPMorgan (filed as Exhibit 11.9 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

11.10	Institutional Account Agreement between SECOR Master and JPMorgan (filed as Exhibit 11.10 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

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
Date: March 28, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Patrick T. Egan	/s/ Feta Zabeli	/s/ Maureen O’Toole
Patrick T. Egan	Feta Zabeli	Maureen O’Toole
President and Director	Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 28, 2018	Date: March 28, 2018	Date: March 28, 2018

/s/ Steven Ross	/s/ M. Paul Martin	/s/ Matthew R. Graver
Steven Ross	M. Paul Martin	Matthew R. Graver
Chief Financial Officer and Director	Director	Director
(Principal Accounting Officer)	Ceres Managed Futures LLC	Ceres Managed Futures LLC
Ceres Managed Futures LLC	Date: March 28, 2018	Date: March 28, 2018
Date: March 28, 2018

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

Annual Report to limited partners.

No proxy material has been sent to limited partners.