Form 10-Q
period 2018-03-31
EMERGING CTA PORTFOLIO LP
filed 2018-05-10
CIK 1269190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Yes   No X

As of April 30, 2018, 33,312.7510 Limited Partnership Class A Redeemable Units were outstanding and 21.2650 Limited Partnership Class Z Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Emerging CTA Portfolio L.P.

Statements of Financial Condition

	March 31,	December 31,
	2018	2017
	(Unaudited)
Assets:
Investment in the Funds(1), at fair value	$20,193,541	$5,132,400
Redemptions receivable from the Funds	497,144	2,272,620

Equity in trading account:
Unrestricted cash	18,022,291	34,088,125
Restricted cash	2,381,571	2,501,707
Net unrealized appreciation on open futures contracts	250,298	187,483
Options purchased, at fair value (premiums paid $176,800 and $23,040 at March 31, 2018 and December 31, 2017, respectively)	50,500	51,625

Total equity in trading account	20,704,660	36,828,940

Cash at bank	-	436
Interest receivable	26,366	36,216

Total assets	$41,421,711	$44,270,612

Liabilities and Partners’ Capital:
Liabilities:
Options written, at fair value (premiums received $0 and $4,540 at March 31, 2018 and December 31, 2017, respectively)	$-	$23,000
Accrued expenses:
Ongoing selling agent fees	68,183	72,664
Management fees	39,994	48,754
General Partner fees	34,393	36,773
Professional fees	150,007	119,512
Redemptions payable to General Partner	50,000	150,000
Redemptions payable to Limited Partners	773,189	2,077,297

Total liabilities	1,115,766	2,528,000

Partners’ Capital:
General Partner, Class Z, 447.8090 and 498.9050 Redeemable Units outstanding at March 31, 2018 and December 31, 2017, respectively	438,203	475,611
Limited Partners, Class A, 33,570.3870 and 35,490.8260 Redeemable Units outstanding at March 31, 2018 and December 31, 2017, respectively	39,846,933	41,246,729
Limited Partners, Class Z, 21.2650 Redeemable Units outstanding at March 31, 2018 and December 31, 2017	20,809	20,272

Total partners’ capital (net asset value)	40,305,945	41,742,612

Total liabilities and partners’ capital	$41,421,711	$44,270,612

Net asset value per Redeemable Unit:
Class A	$1,186.97	$1,162.18

Class Z	$978.55	$953.31

(1) Defined in Note 1.

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.

Condensed Schedule of Investments

March 31, 2018

(Unaudited)

	Number of		% of Partners’
	Contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	159	$1,418	0.00 *%
Energy	161	65,417	0.16
Grains	275	(4,855)	(0.01)
Indices	180	(9,165)	(0.02)
Interest Rates Non-U.S.	153	227,214	0.56
Metals	25	(33,653)	(0.08)
Softs	109	(70,161)	(0.17)

Total futures contracts purchased		176,215	0.44

Futures Contracts Sold
Currencies	79	36,655	0.09
Energy	106	22,191	0.06
Grains	295	(85,237)	(0.21)
Indices	70	79,355	0.19
Interest Rates U.S.	94	(41,961)	(0.10)
Interest Rates Non-U.S.	221	(2,246)	(0.01)
Livestock	25	37,050	0.09
Metals	7	5,995	0.01
Softs	35	22,281	0.06

Total futures contracts sold		74,083	0.18

Net unrealized appreciation on open futures contracts		$250,298	0.62%

Options Purchased
Puts
Energy	650	$50,500	0.13%

Total options purchased (premiums paid $176,800)		$50,500	0.13%

Investment in the Funds
SECOR Master Fund L.P.		$5,138,524	12.75%
Cambridge Master Fund L.P.		622,167	1.54
CMF Harbour Square Master Fund LLC		10,782,123	26.75
CMF AE Capital Master Fund LLC		3,650,727	9.06

Total Investment in the Funds		$20,193,541	50.10%

*	Due to rounding.

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

Emerging CTA Portfolio L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Investment Income:
Interest income	$75,330	$43,902
Interest income allocated from the Funds	62,040	35,692

Total investment income	137,370	79,594

Expenses:
Expenses allocated from the Funds	37,813	60,542
Clearing fees related to direct investments	54,848	41,427
Ongoing selling agent fees	205,834	317,327
Management fees	122,365	217,477
General Partner fees	103,829	158,239
Incentive fees	-	61,154
Professional fees	80,629	93,756

Total expenses	605,318	949,922

Net investment loss	(467,948)	(870,328)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Funds:
Net realized gains (losses) on closed contracts	553,223	129,547
Net realized gains (losses) on closed contracts allocated from the Funds	335,741	460,315
Net change in unrealized gains (losses) on open contracts	(72,352)	133,469
Net change in unrealized gains (losses) on open contracts allocated from the Funds	517,524	410,173

Total trading results	1,334,136	1,133,504

Net income (loss)	$866,188	$263,176

Net income (loss) per Redeemable Unit*:
Class A	$24.79	$4.98

Class Z	$25.24	$-

Weighted average Redeemable Units outstanding:
Class A	34,838.4867	49,950.3903

Class Z	520.1700	-

*	Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.

Statements of Changes in Partners’ Capital

For the Three Months Ended March 31, 2018 and 2017

(Unaudited)

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2017	$41,246,729	35,490.8260	$495,883	520.1700	$41,742,612	36,010.9960
Redemptions - General Partner	-	-	(50,000)	(51.0960)	(50,000)	(51.0960)
Redemptions - Limited Partners	(2,252,855)	(1,920.4390)	-	-	(2,252,855)	(1,920.4390)
Net income (loss)	853,059	-	13,129	-	866,188	-

Partners’ Capital, March 31, 2018	$39,846,933	33,570.3870	$459,012	469.0740	$40,305,945	34,039.4610

Partners’ Capital, December 31, 2016	$63,890,718	50,937.7676	$-	-	$63,890,718	50,937.7676
Subscriptions - Limited Partners	79,000	62.9840	-	-	79,000	62.9840
Redemptions - Limited Partners	(3,671,718)	(2,908.3270)	-	-	(3,671,718)	(2,908.3270)
Net income (loss)	263,176	-	-	-	263,176	-

Partners’ Capital, March 31, 2017	$60,561,176	48,092.4246	$-	-	$60,561,176	48,092.4246

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership and is the trading manager (the “Trading Manager”) of AE Capital Master (as defined below) and Harbour Square Master (as defined below). The General Partner is a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses.

During the reporting periods ended March 31, 2018 and 2017, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank, N.A. (“JPMorgan”) was also a foreign exchange forward counterparty for certain Funds. During the reporting period and prior periods included in this report, the Partnership/Funds also deposited a portion of their cash in non-trading accounts at JPMorgan.

As of September 1, 2011, the Partnership began offering three classes of limited partnership interests: Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units; each of which will be referred to as a “Class” and collectively referred to as the “Classes.” All Redeemable Units issued prior to September 1, 2011 were deemed “Class A Redeemable Units.” The rights, liabilities, risks, and fees associated with investment in the Class A Redeemable Units were not changed. Class A Redeemable Units and Class D Redeemable Units are available to taxable U.S. individuals and institutions, U.S. tax exempt individuals and institutions and non-U.S. investors. Class Z Redeemable Units are offered to certain employees of Morgan Stanley and its subsidiaries (and their family members). The Class of Redeemable Units that a limited partner of the Partnership receives upon subscription will generally depend upon the amount invested in the Partnership or the status of the limited partner, although the General Partner may determine to offer a particular Class of Redeemable Units to investors at its discretion. Class Z Redeemable Units were first issued on July 1, 2017. As of March 31, 2018, there were no Redeemable Units outstanding in Class D.

All trading decisions are made for the Partnership by its trading advisors (the “Advisors”). As of March 31, 2018, AE Capital PTY Limited (“AE Capital”), The Cambridge Strategy (Asset Management) Limited (“Cambridge”), Harbour Square Capital Management LLC (“Harbour Square”), Independent View BV (“Independent View”), Buttonwood Merchants, LLC (“Buttonwood”) and SECOR Capital Advisors, LP (“SECOR”) served as the Partnership’s major commodity trading advisors. Effective February 28, 2017, Willowbridge Associates Inc. (“Willowbridge”) ceased to act as a commodity trading advisor to the Partnership. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through individually managed accounts, or indirectly, through its investment in the Funds. In addition, the General Partner may allocate the Partnership’s assets to additional non-major trading advisors (i.e. commodity trading advisors allocated less than 10% of the Partnership’s assets). Information about advisors allocated less than 10% of the Partnership’s assets may not be disclosed. The General Partner may also allocate less than 10% of the Partnership’s assets to a new trading advisor or another trading program of a current Advisor.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

The Advisors are not affiliated with one another, are not affiliated with the General Partner, MS&Co. or JPMorgan, and are not responsible for the organization or operation of the Partnership. References herein to the “Advisors” may also include, as relevant, references to Launchpad Capital Management, LLC (“Launchpad”) and Willowbridge.

On October 1, 2016, the Partnership allocated a portion of its assets to Independent View, which trades the assets directly pursuant to Independent View’s IV Quantitative Futures Fund Program through a managed account in the Partnership’s name. On September 1, 2017, the Partnership allocated a portion of its assets to Launchpad. Launchpad began trading the assets directly pursuant to Launchpad’s MJP Commodity Strategy through a managed account in the Partnership’s name. Effective on March 1, 2018, Launchpad transferred its rights and obligations under its management agreement with the Partnership and the General Partner to Buttonwood, and Buttonwood entered into a new management agreement with the Partnership and the General Partner pursuant to which Buttonwood assumed Launchpad’s rights and obligations. Buttonwood trades and manages the Partnership’s assets allocated to Buttonwood pursuant to its Liquid Commodity Strategy through a managed account in the Partnership’s name.

Cambridge Master Fund L.P. (“Cambridge Master”), SECOR Master Fund L.P. (“SECOR Master”), CMF AE Capital Master Fund LLC (“AE Capital Master”), the Partnership and prior to its full redemption, CMF Willowbridge Master Fund L.P. (“Willowbridge Master”), have entered into futures brokerage account agreements and foreign exchange brokerage account agreements with MS&Co. CMF Harbour Square Master Fund LLC (“Harbour Square Master”) has entered into a futures brokerage account agreement with MS&Co. Cambridge Master, SECOR Master, AE Capital Master and Harbour Square Master are collectively referred to as the “Funds.” References herein to “Funds” may also include as relevant, reference to Willowbridge Master. The Partnership, directly and through its investment in the Funds, pays MS&Co. (or will reimburse MS&Co. if previously paid) its allocable share of all trading fees for the clearing and, where applicable, execution of transactions as well as exchange, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”).

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2018, and the results of its operations and changes in partners’ capital for the three months ended March 31, 2018 and 2017. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2017. The December 31, 2017 information has been derived from the audited financial statements as of and for the year ended December 31, 2017.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended March 31, 2018 and 2017, the Partnership carried no debt and all of the Partnership’s and the Funds’ investments were carried at fair value and classified as Level 1 or Level 2 measurements.

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

Partnership’s Cash. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At March 31, 2018 and December 31, 2017, the amount of cash held for margin requirements was $2,381,571 and $2,501,707, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $21,511 (cost of $21,243) and $(72,504) (proceeds of $71,514) as of March 31, 2018 and December 31, 2017, respectively.

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

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

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

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017.

3.	Financial Highlights:

Financial highlights for the limited partner classes as a whole for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended
	March 31,
	2018		2017
	Class A	Class Z	Class A
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$38.13	$31.35	$22.40
Net investment loss	(13.34)	(6.11)	(17.42)

Increase (decrease) for the period	24.79	25.24	4.98
Net asset value per Redeemable Unit, beginning of period	1,162.18	953.31	1,254.29

Net asset value per Redeemable Unit, end of period	$1,186.97	$978.55	$1,259.27

	2018		2017
	Class A	Class Z	Class A
Ratios to Average Limited Partners’ Capital:**
Net investment loss ***	(4.7)%	(2.6)%	(5.4)%

Operating expenses	6.0%	3.9%	5.8%
Incentive fees	-%	-%	0.1%

Total expenses	6.0%	3.9%	5.9%

Total return:
Total return before incentive fees	2.1%	2.6%	0.5%
Incentive fees	-%	-%	(0.1)%

Total return after incentive fees	2.1%	2.6%	0.4%

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

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class for the Classes using the limited partners’ share of income, expenses and average partners’ capital of the Partnership and include the income and expenses allocated from the Funds.

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

All of the commodity interests owned by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended March 31, 2018 and 2017 were 1,738 and 2,607, respectively. The monthly average number of option contracts traded directly by the Partnership during the three months ended March 31, 2018 and 2017 were 567 and 80, respectively. The monthly average notional value of currency forward contracts traded directly by the Partnership during the three months ended March 31, 2018 and 2017 were $14,041,522 and $25,329,389, respectively.

Trading and transaction fees are based on the number of trades executed by the Advisors and the Partnership’s percentage ownership of each respective Fund.

All clearing fees paid to MS&Co. are borne directly by the Partnership for its direct trading. In addition, clearing fees are borne by the Funds and are allocated to the Funds’ limited partners/members, including the Partnership.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting agreements or similar arrangements as of March 31, 2018 and December 31, 2017, respectively.

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
	Gross	Statements of	Statements of		Cash Collateral
	Amounts	Financial	Financial	Financial	Received/
March 31, 2018	Recognized	Condition	Condition	Instruments	Pledged*	Net Amount

Assets
Futures	$773,210	$(522,912)	$250,298	$-	$-	$250,298

Total assets	$773,210	$(522,912)	$250,298	$-	$-	$250,298

Liabilities
Futures	$(522,912)	$522,912	$-	$-	$-	$-

Total liabilities	$(522,912)	$522,912	$-	$-	$-	$-

Net Fair Value						$250,298	*

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
	Gross	Statements of	Statements of		Cash Collateral
	Amounts	Financial	Financial	Financial	Received/
December 31, 2017	Recognized	Condition	Condition	Instruments	Pledged*	Net Amount

Assets
Futures	$710,148	$(522,665)	$187,483	$-	$-	$187,483

Total assets	$710,148	$(522,665)	$187,483	$-	$-	$187,483

Liabilities
Futures	$(522,665)	$522,665	$-	$-	$-	$-

Total liabilities	$(522,665)	$522,665	$-	$-	$-	$-

Net Fair Value						$187,483	*

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

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and option contracts, as applicable, held directly by the Partnership as separate assets and liabilities as of March 31, 2018 and December 31, 2017, respectively.

Assets	March 31, 2018
Futures Contracts
Currencies	$93,604
Energy	105,111
Grains	78,784
Indices	173,729
Interest Rates U.S.	78
Interest Rates Non-U.S.	253,658
Livestock	38,440
Metals	7,115
Softs	22,691

Total unrealized appreciation on open futures contracts	773,210

Liabilities
Futures Contracts
Currencies	(55,531)
Energy	(17,503)
Grains	(168,876)
Indices	(103,539)
Interest Rates U.S.	(42,039)
Interest Rates Non-U.S.	(28,690)
Livestock	(1,390)
Metals	(34,773)
Softs	(70,571)

Total unrealized depreciation on open futures contracts	(522,912)

Net unrealized appreciation on open futures contracts	$250,298	*

Assets
Options Purchased
Energy	$50,500

Total options purchased	$50,500	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Options purchased, at fair value” in the Statements of Financial Condition.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

Assets	December 31, 2017
Futures Contracts
Currencies	$94,211
Energy	214,439
Grains	69,673
Indices	62,560
Interest Rates U.S.	14,844
Interest Rates Non-U.S.	16,572
Livestock	144,163
Metals	50,653
Softs	43,033

Total unrealized appreciation on open futures contracts	710,148

Liabilities
Futures Contracts
Currencies	(60,036)
Energy	(39,440)
Grains	(17,591)
Indices	(147,661)
Interest Rates U.S.	(5,813)
Interest Rates Non-U.S.	(22,410)
Livestock	(138,305)
Metals	(40,050)
Softs	(51,359)

Total unrealized depreciation on open futures contracts	(522,665)

Net unrealized appreciation on open futures contracts	$187,483	*

Assets
Options Purchased
Energy	$43,000
Softs	8,625

Total options purchased	$51,625	**

Liabilities
Options Written
Energy	$(23,000)

Total options written	$(23,000)	***

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Options purchased, at fair value” in the Statements of Financial Condition.

***	This amount is in “Options written, at fair value” in the Statements of Financial Condition.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three months ended March 31, 2018 and 2017, respectively.

	Three Months Ended
	March 31,
Sector	2018		2017
Currencies	$(434,926)		$192,413
Energy	(44,432)		(278,535)
Grains	80,568		(299,356)
Indices	660,657		959,880
Interest Rates U.S.	(46,375)		(188,375)
Interest Rates Non-U.S.	297,138		108,764
Livestock	7,920		(114,820)
Metals	(32,305)		11,303
Softs	(7,374)		(128,258)

Total	$480,871	****	$263,016	****

**** This amount is included in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:

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

The Partnership and the Funds consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of March 31, 2018 and December 31, 2017 and for the periods ended March 31, 2018 and 2017, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the beginning of the reporting period.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

March 31, 2018	Total	Level 1	Level 2	Level 3
Assets
Futures	$773,210	$773,210	$-	$-
Options purchased	50,500	50,500	-	-

Total assets	$823,710	$823,710	$-	$-

Liabilities
Futures	$522,912	$522,912	$-	$-

Total liabilities	$522,912	$522,912	$-	$-

December 31, 2017	Total	Level 1	Level 2	Level 3
Assets
Futures	$710,148	$710,148	$-	$-
Options purchased	51,625	51,625	-	-

Total assets	$761,773	$761,773	$-	$-

Liabilities
Futures	$522,665	$522,665	$-	$-
Options written	23,000	23,000	-	-

Total liabilities	$545,665	$545,665	$-	$-

6.	Investment in the Funds:

On September 1, 2012, the assets allocated to Cambridge for trading were invested in Cambridge Master, a limited partnership organized under the partnership laws of the State of Delaware. Cambridge Master permits accounts managed by Cambridge using the Asian Markets Alpha Programme and the Emerging Markets Alpha Programme, each a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of Cambridge Master. Individual and pooled accounts currently managed by Cambridge, including the Partnership, are permitted to be limited partners of Cambridge Master. The General Partner and Cambridge believe that trading through this master/feeder structure promotes efficiency and economy in the trading process. The General Partner and Cambridge have agreed that Cambridge will trade the Partnership’s assets allocated to Cambridge utilizing up to 1.5 times the leverage normally applied to the programs. The amount of leverage may be increased or decreased in the future. However, in no event will the amount of leverage be greater than 2.0 times the amount of assets allocated.

On August 1, 2013, the assets allocated to SECOR for trading were invested in SECOR Master, a limited partnership organized under the partnership laws of the State of Delaware. SECOR Master permits accounts managed by SECOR using a variation of the program traded by SECOR Alpha Master Fund L.P., a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the general partner of SECOR Master. Individual and pooled accounts currently managed by SECOR are permitted to be limited partners of SECOR Master. The General Partner and SECOR believe that trading through this master/feeder structure promotes efficiency and economy in the trading process. The General Partner and SECOR have agreed that SECOR will trade the Partnership’s assets allocated to SECOR at a level that is up to 1.5 times the leverage applied to the assets of SECOR Alpha Master Fund L.P.

On August 1, 2016, the Partnership allocated a portion of its assets to Harbour Square, which until December 31, 2017 were managed and traded directly by Harbour Square pursuant to Harbour Square’s Discretionary Energy Program through a trading account in the Partnership’s name. Effective on January 1, 2018, the assets allocated to Harbour Square were transferred into Harbour Square Master, a limited liability company organized under the limited liability company laws of the State of Delaware, through which they are managed and traded by Harbour Square pursuant to the same strategy. Harbour Square Master permits accounts managed by Harbour Square using Harbour Square’s Discretionary Energy Program, a proprietary, discretionary trading system, to invest together in one trading vehicle. The General Partner is the trading manager to Harbour Square Master. Individual and pooled accounts currently managed by Harbour Square, including the Partnership, are permitted to be members of Harbour Square Master. The Trading Manager and Harbour Square believe that trading through this structure should promote efficiency and economy in the trading process.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

The Trading Manager and Harbour Square have agreed that Harbour Square will trade the Fund’s assets allocated to Harbour Square Master at a level that is up to one and a half times the amount of the assets allocated. The amount of leverage may be changed in the future.

On February 1, 2018, the Partnership allocated a portion of its assets to AE Capital which were managed and traded directly by AE Capital pursuant to AE Capital’s AE Systematic FX Fund Program through a trading account in the Partnership’s name from March 1, 2017 until January 31, 2018. Effective on February 1, 2018, the assets allocated to AE Capital were transferred into AE Capital Master, a limited liability company organized under the limited liability company laws of the State of Delaware, through which they are managed and traded by AE Capital pursuant to the same strategy. AE Capital Master permits accounts managed by AE Capital using AE Capital’s AE Systematic FX Fund Program, a proprietary systematic strategy, to invest together in one trading vehicle. The General Partner is also the trading manager to AE Capital Master. Individual and pooled accounts currently managed by AE Capital, including the Partnership, are permitted to be members of AE Capital Master. The Trading Manager and AE Capital believe that trading through this master/feeder structure promotes efficiency and economy in the trading process.

Effective January 1, 2013, the assets traded directly by Willowbridge using its wPraxis Futures Trading Approach were invested in Willowbridge Master, a limited partnership organized under the partnership laws of the State of New York. Effective February 28, 2017, the Partnership fully redeemed its investment in Willowbridge Master.

The General Partner is not aware of any other material changes to any of the trading programs discussed above or in Note 1, “Organization” during the fiscal quarter ended March 31, 2018.

The Funds’ and the Partnership’s trading of futures, forward and option contracts, as applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. The Funds and the Partnership engage in such trading through commodity brokerage accounts maintained with MS&Co.

Generally, a limited partner in the Funds withdraws all or part of its capital contribution and undistributed profits, if any, from the Funds as of the end of any month (the “Redemption Date”) after a request has been made to the General Partner/Trading Manager at least three days in advance of the Redemption Date. Such withdrawals are classified as a liability when the limited partner/member elects to redeem and informs the Funds. However, a limited partner/member may request a withdrawal as of the end of any day if such request is received by the General Partner/Trading Manager at least three days in advance of the proposed withdrawal day.

Management fees, ongoing selling agent fees, the General Partner fees and incentive fees are charged at the Partnership level. Professional fees are borne by the Funds and allocated to the Partnership, and also charged directly at the Partnership level. Clearing fees are borne by the Funds and allocated to the Funds’ limited partners/members, including the Partnership. Clearing fees are also borne by the Partnership directly.

At March 31, 2018, the Partnership owned approximately 14.8% of SECOR Master, 1.7% of Cambridge Master, 38.6% of Harbour Square Master and 15.2% of AE Capital Master. Prior to the close of business on December 31, 2017, the Partnership owned approximately 27.2% of SECOR Master and 4.9% of Cambridge Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same as they would be if the Partnership traded directly and the redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and partners’/members’ capital of the Funds is shown in the following tables:

	March 31, 2018
	Total Assets	Total Liabilities	Total Capital
SECOR Master	$34,943,714	$164,110	$34,779,604
Cambridge Master	37,138,016	1,512,787	35,625,229
Harbour Square Master	29,086,498	1,158,643	27,927,855
AE Capital Master	24,093,051	143,719	23,949,332

	December 31, 2017
	Total Assets	Total Liabilities	Total Capital
SECOR Master	$22,831,484	$18,066,303	$4,765,181
Cambridge Master	31,063,463	4,384,639	26,678,824

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the three months ended March 31, 2018
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
SECOR Master	$(50,101)	$3,566,528	$3,516,427
Cambridge Master	85,288	2,010,327	2,095,615
Harbour Square Master	65,272	866,131	931,403
AE Capital Master (a)	38,714	(155,473)	(116,759)

	For the three months ended March 31, 2017
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
SECOR Master	$(10,403)	$(329,324)	$(339,727)
Cambridge Master	19,386	4,721,492	4,740,878
Willowbridge Master (b)	155,028	(5,302,674)	(5,147,646)

(a) From February 1, 2018, the date the Partnership invested into AE Capital Master, through March 31, 2018.

(b) From January 1, 2017 through February 28, 2017, the date the Partnership fully redeemed its interest in Willowbridge Master.

Summarized information reflecting the Partnership’s investments in and the Partnership’s pro-rata share of the results of operations of the Funds is shown in the following tables:

	March 31, 2018		For the three months ended March 31, 2018
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted

SECOR Master	12.75%	$5,138,524	$547,001	$21,021	$2,541	$523,439	Commodity Portfolio	Monthly
Cambridge Master	1.54%	622,167	17,235	358	222	16,655	Commodity Portfolio	Monthly
Harbour Square Master	26.75%	10,782,123	366,446	5,036	6,304	355,106	Commodity Portfolio	Monthly
AE Capital Master (a)	9.06%	3,650,727	(15,377)	511	1,820	(17,708)	Commodity Portfolio	Monthly

Total		$20,193,541	$915,305	$26,926	$10,887	$877,492

	December 31, 2017		For the three months ended March 31, 2017
	% of			Expenses		Net
	Partners’	Fair	Income	Clearing	Professional	Income	Investment	Redemptions
Funds	Capital	Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted

SECOR Master	11.43%	$4,770,275	$(108,442)	$42,452	$7,183	$(158,077)	Commodity Portfolio	Monthly
Cambridge Master	0.87%	362,125	1,026,161	6,933	3,300	1,015,928	Commodity Portfolio	Monthly
Willowbridge Master(b)	-%	-	(11,539)	612	62	(12,213)	Commodity Portfolio	Monthly

Total		$5,132,400	$906,180	$49,997	$10,545	$845,638

(a) From February 1, 2018, the date the Partnership invested into AE Capital Master, through March 31, 2018.

(b) From January 1, 2017 through February 28, 2017, the date the Partnership fully redeemed its interest in Willowbridge Master.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

7.	Financial Instrument Risks:

In the normal course of business, the Partnership and the Funds are parties to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include futures, forwards, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, swap and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 10.5% to 52.4% of the Partnership’s/Funds’ contracts are traded OTC.

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

Effective as of April 30, 2018, Buttonwood ceased to act as a commodity trading advisor to the Partnership.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Funds, (ii) redemptions receivable from the Funds, (iii) equity in trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and options purchased at fair value, if applicable, (iv) cash at bank and (v) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments and investment in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2018.

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

For the three months ended March 31, 2018, Partnership capital decreased 3.4% from $41,742,612 to $40,305,945. This decrease was attributable to redemptions of 1,920.4390 Class A limited partner Redeemable Units totaling $2,252,855 and redemptions of 51.0960 Class Z General Partner Redeemable Units totaling $50,000, which was partially offset by net income of $866,188. Future redemptions can impact the amount of funds available for investment in subsequent periods.

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

Results of Operations

During the Partnership’s first quarter of 2018, the net asset value per Class A Redeemable Unit increased 2.1% from $1,162.18 to $1,186.97, as compared to an increase of 0.4% in the first quarter of 2017. During the Partnership’s first quarter of 2018, the net asset value per Class Z Redeemable Unit increased 2.6% from $953.31 to $978.55. The Partnership experienced a net trading gain before fees and expenses in the first quarter of 2018 of $1,334,136. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy, grains, indices, U.S. and non-U.S. interest rates, metals, softs and livestock, and were partially offset by losses in currencies. The Partnership experienced a net trading gain before fees and expenses in the first quarter of 2017 of $1,133,504. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, indices and non-U.S. interest rates, and were partially offset by losses in energy, grains, U.S. interest rates, livestock, metals and softs.

During the first quarter, the most notable gains were recorded in global stock index futures from long VIX futures positions after volatility spiked during February due to concerns regarding inflation and a sharp selloff in equities. Smaller gains in global stock indices were recorded in March. In commodities, gains were experienced from long positions in natural gas futures throughout the quarter as winter weather spurred heating demand. Additional commodity gains were experienced from long positions in soybeans during February and long cocoa positions throughout the quarter. Further gains were recorded in U.S. interest rate futures during January and February and in European interest rate futures during March. The Partnership’s overall trading gains for the quarter were partially offset by trading losses within the currency sector from short positions in the “commodity currencies” versus the U.S. dollar as the value of the U.S. currency declined, while inversely commodity prices rose.

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

Interest income on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) MS&Co. brokerage account during each month is earned at the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership/Funds will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s and/or each Fund’s account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Any interest income earned on collateral or excess cash deposited by certain of the Funds and held by JPMorgan in its capacity as such Funds’ forward foreign currency counterparty will be retained by such Funds, and the Partnership will receive its allocable portion of such interest from the applicable Fund. Interest income for the three months ended March 31, 2018 increased by $57,776 as compared to the corresponding period in 2017. The increase in interest income was primarily due to higher 4-week U.S. Treasury bill discount rates during the three months ended March 31, 2018 as compared to the corresponding period in 2017. The amount of interest income earned by the Partnership is dependent upon (1) the average daily equity maintained in cash in the Partnership’s and/or the applicable Fund’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds or MS&Co. or JPMorgan has control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three months ended March 31, 2018 increased by $13,421 as compared to the corresponding period in 2017. The increase in these clearing fees was primarily due to an increase in the number of direct trades made by the Partnership during the three months ended March 31, 2018 as compared to the corresponding period in 2017.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value of Class A Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. Ongoing selling agent fees for the three months ended March 31, 2018 decreased by $111,493 as compared to the corresponding period in 2017. The decrease in ongoing selling agent fees was due to lower average net assets attributable to Class A Redeemable Units during the three months ended March 31, 2018 as compared to the corresponding period in 2017.

Management fees are calculated as a percentage of the Partnership’s adjusted net assets per Class as of the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. Management fees for the three months ended March 31, 2018 decreased by $95,112 as compared to the corresponding period in 2017. The decrease in management fees was due to lower average net assets per Class during the three months ended March 31, 2018 as compared to the corresponding period in 2017.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisors, (ii) allocating and reallocating the Partnership’s assets among the commodity trading advisors and (iii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net assets per Class as of the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. General Partner fees for the three months ended March 31, 2018 decreased by $54,410 as compared to the corresponding period in 2017. The decrease in General Partner fees was due to lower average net assets per Class during the three months ended March 31, 2018 as compared to the corresponding period in 2017.

Incentive fees paid by the Partnership to the Advisors are based on the new trading profits generated by each Advisor at the end of the quarter or year, as applicable, as defined in the respective management agreements among the Partnership, the General Partner and each Advisor. Trading performance for the three months ended March 31, 2018 did not result in any incentive fees. Trading performance for the three months ended March 31, 2017 resulted in incentive fees of $61,154. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

The General Partner is also paid an incentive fee payable annually equal to 5% of the Partnership’s overall New Trading Profits, as defined in the Partnership’s limited partnership agreement, earned in each calendar year. Trading performance for the three months ended March 31, 2018 and 2017 did not result in any General Partner incentive fees.

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

As of March 31, 2018 and December 31, 2017, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	March 31, 2018	March 31, 2018 (percentage of Partners’ Capital)	December 31, 2017	December 31, 2017 (percentage of Partners’ Capital)
AE Capital	$3,650,727	9%	$9,484,061	23%
Buttonwood	10,424,863	26%	-	-%
Cambridge	621,103	1%	361,255	1%
Harbour Square	10,782,123	27%	9,815,150	23%
Independent View	9,688,702	24%	7,906,085	19%
Launchpad	-	-%	9,405,883	23%
SECOR	5,138,427	13%	4,770,178	11%

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. Cambridge, SECOR, Harbour Square and AE Capital currently trade the Partnership’s assets indirectly in master fund managed accounts established in the name of the master fund over which they have been granted limited authority to make trading decisions. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly and through its investments in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e., in the managed accounts in the Partnership’s name traded by certain Advisors) and indirectly by each Fund separately. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2018 and December 31, 2017, as applicable. As of March 31, 2018, the Partnership’s total capitalization was $40,305,945.

March 31, 2018
Market Sector	Value at Risk	% of Total Capitalization
Currencies	$1,291,110	3.20%
Energy	487,886	1.21
Grains	163,365	0.41
Indices	1,840,782	4.57
Interest Rates U.S.	119,253	0.30
Interest Rates Non-U.S.	393,785	0.98
Livestock	58,076	0.14
Metals	249,618	0.62
Softs	277,088	0.69

Total	$4,880,963	12.12%

As of December 31, 2017, the Partnership’s total capitalization was $41,742,612.

December 31, 2017
Market Sector	Value at Risk	% of Total Capitalization
Currencies	$2,119,287	5.08%
Energy	260,935	0.63
Grains	174,526	0.42
Indices	2,354,257	5.64
Interest Rates U.S.	47,980	0.11
Interest Rates Non-U.S.	229,596	0.55
Livestock	136,321	0.33
Metals	271,279	0.65
Softs	268,350	0.64

Total	$5,862,531	14.05%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments in the Funds by market category as of March 31, 2018 and December 31, 2017, and the highest, lowest and average values during the three months ended March 31, 2018 and the twelve months ended December 31, 2017. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of March 31, 2018 and December 31, 2017, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

March 31, 2018
			Three Months Ended March 31, 2018
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$218,304	0.54%	$1,950,085	$152,842	$383,730
Energy	204,875	0.51	264,427	125,733	203,092
Grains	109,377	0.27	160,264	100,337	119,970
Indices	1,189,366	2.95	1,678,282	390,527	812,295
Interest Rates U.S.	104,423	0.26	137,880	24,572	86,510
Interest Rates Non-U.S.	275,742	0.68	295,654	20,362	175,611
Livestock	34,650	0.09	152,075	34,650	57,677
Metals	50,159	0.12	103,235	20,746	34,268
Softs	206,967	0.51	243,531	79,400	151,324

Total	$2,393,863	5.93%

* Average of month-end Values at Risk.

December 31, 2017
			Twelve Months Ended December 31, 2017
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$200,465	0.48%	$2,571,044	$176,111	$1,213,066
Energy	198,414	0.48	947,430	33,059	287,765
Grains	132,883	0.32	429,239	38,763	209,674
Indices	1,510,938	3.62	2,549,011	581,471	1,349,044
Interest Rates U.S.	43,318	0.10	377,231	4,335	95,106
Interest Rates Non-U.S.	50,256	0.12	425,064	19,402	142,857
Livestock	82,335	0.20	140,580	1,925	63,213
Metals	103,235	0.25	269,324	37,862	128,232
Softs	151,238	0.36	280,390	24,420	106,070

Total	$2,473,082	5.93%

* Annual average of month-end Values at Risk.

As of March 31, 2018, Cambridge Master’s total capitalization was $35,625,229. The Partnership owned approximately 1.7% of Cambridge Master. As of March 31, 2018, Cambridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Cambridge for trading) was as follows:

March 31, 2018
			Three Months Ended March 31, 2018
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$21,499,116	60.35%	$30,767,671	$3,976,149	$15,757,651

Total	$21,499,116	60.35%

* Average of month-end Values at Risk.

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

As of March 31, 2018, SECOR Master’s total capitalization was $34,779,604. The Partnership owned approximately 14.8% of SECOR Master. As of March 31, 2018, SECOR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to SECOR for trading) was as follows:

March 31, 2018
			Three Months Ended March 31, 2018
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$4,712,289	13.55%	$6,257,227	$3,047,540	$4,477,555
Energy	191,330	0.55	374,678	149,386	249,692
Grains	365,415	1.05	399,235	153,069	363,233
Indices	4,409,043	12.68	4,557,446	2,219,184	3,790,696
Interest Rates U.S.	100,375	0.29	399,409	17,135	106,631
Interest Rates Non-U.S.	798,965	2.30	1,041,706	484,834	868,873
Livestock	158,554	0.46	276,320	103,733	182,651
Metals	1,350,016	3.88	1,365,729	617,688	1,129,653
Softs	474,608	1.36	720,287	426,206	546,198

Total	$12,560,595	36.12%

* Average of month-end Values at Risk.

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

As of March 31, 2018, Harbour Square Master’s total capitalization was $27,927,855. The Partnership owned approximately 38.6% of Harbour Square Master. As of March 31, 2018, Harbour Square Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Harbour Square for trading) was as follows:

March 31, 2018
			Three Months Ended March 31, 2018
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$659,835	2.36%	$659,835	$-	$614,112

Total	$659,835	2.36%

* Average of month-end Values at Risk.

As of March 31, 2018, AE Capital Master’s total capitalization was $23,949,332. The Partnership owned approximately 15.2% of AE Capital Master. As of March 31, 2018, AE Capital Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to AE Capital for trading) was as follows:

March 31, 2018
			Three Months Ended March 31, 2018
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$7,360	0.03%	$323,814	$-	$2,453

Total	$7,360	0.03%

* Average of month-end Values at Risk.

Item 4.	Controls and Procedures.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2018 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $634 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. On June 20, 2017 the Appellate Division affirmed the lower court’s June 10, 2014 order. On October 3, 2017, the Appellate Division denied MS&Co.’s motion for leave to appeal to the New York court of Appeals. At March 25, 2018, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $211 million, and the certificates had incurred actual losses of approximately $89 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $211 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

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

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended March 31, 2018, there were no additional subscriptions of Class A Redeemable Units. Redeemable Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. Redeemable Units are purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relies on the fact that Redeemable Units are purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used in the trading of commodity interests including futures, option, forward and swap contracts.

The following chart sets forth the purchases of limited partner Redeemable Units by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased
January 1, 2018 - January 31, 2018	687.9760	$1,152.82	N/A	N/A
February 1, 2018 - February 28, 2018	581.0660	$1,181.54	N/A	N/A
March 1, 2018 - March 31, 2018	651.3970	$1,186.97	N/A	N/A
	1,920.4390	$1,173.09

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

Date: May 10, 2018

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: May 10, 2018

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.