Form 10-Q
period 2018-06-30
EMERGING CTA PORTFOLIO LP
filed 2018-08-09
CIK 1269190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes    No X

As of July 31, 2018, 31,767.1410 Limited Partnership Class A Redeemable Units were outstanding and 21.2650 Limited Partnership Class Z Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Emerging CTA Portfolio L.P.

Statements of Financial Condition

	June 30, 2018 (Unaudited)	December 31, 2017
Assets:
Investment in the Funds(1), at fair value	$27,048,884	$5,132,400
Redemptions receivable from the Funds	650,093	2,272,620

Equity in trading account:
Unrestricted cash	9,690,478	34,088,125
Restricted cash	1,452,915	2,501,707
Net unrealized appreciation on open futures contracts	198,901	187,483
Options purchased, at fair value (premiums paid $0 and $23,040 at June 30, 2018 and December 31, 2017, respectively)	-	51,625

Total equity in trading account	11,342,294	36,828,940

Cash at bank	-	436
Interest receivable	13,357	36,216

Total assets	$39,054,628	$44,270,612

Liabilities and Partners’ Capital:
Liabilities:
Options written, at fair value (premiums received $0 and $4,540 at June 30, 2018 and December 31, 2017, respectively)	$-	$23,000
Accrued expenses:
Ongoing selling agent fees	64,329	72,664
Management fees	39,489	48,754
General Partner fees	32,420	36,773
Professional fees	150,252	119,512
Redemptions payable to General Partner	-	150,000
Redemptions payable to Limited Partners	534,755	2,077,297

Total liabilities	821,245	2,528,000

Partners’ Capital:
General Partner, Class Z, 447.8090 and 498.9050 Redeemable Units outstanding at June 30, 2018 and December 31, 2017, respectively	433,980	475,611
Limited Partners, Class A, 32,299.8900 and 35,490.8260 Redeemable Units outstanding at June 30, 2018 and December 31, 2017, respectively	37,778,795	41,246,729
Limited Partners, Class Z, 21.2650 Redeemable Units outstanding at June 30, 2018 and December 31, 2017	20,608	20,272

Total partners’ capital (net asset value)	38,233,383	41,742,612

Total liabilities and partners’ capital	$39,054,628	$44,270,612

Net asset value per Redeemable Unit:
Class A	$1,169.63	$1,162.18

Class Z	$969.12	$953.31

(1) Defined in Note 1.

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.

Condensed Schedule of Investments

June 30, 2018

(Unaudited)

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	12	$5,000	0.01%
Energy	69	231,035	0.60
Grains	152	(98,543)	(0.26)
Indices	348	(112,923)	(0.29)
Interest Rates Non-U.S.	98	73,828	0.19
Livestock	2	(1,650)	(0.00) *
Softs	5	2,900	0.01

Total futures contracts purchased		99,647	0.26

Futures Contracts Sold
Currencies	202	22,442	0.06
Energy	13	(30,960)	(0.08)
Grains	70	22,646	0.06
Indices	133	96,452	0.25
Interest Rates U.S.	72	(5,523)	(0.01)
Interest Rates Non-U.S.	231	(23,649)	(0.06)
Livestock	5	(6,890)	(0.02)
Metals	16	16,577	0.04
Softs	19	8,159	0.02

Total futures contracts sold		99,254	0.26

Net unrealized appreciation on open futures contracts		$198,901	0.52%

Investment in the Funds
SECOR Master Fund L.P.		$9,044,050	23.66%
Cambridge Master Fund L.P.		1,559,672	4.08
CMF Harbour Square Master Fund LLC		11,209,626	29.32
CMF AE Capital Master Fund LLC		5,235,536	13.69

Total Investment in the Funds		$27,048,884	70.75%

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

Emerging CTA Portfolio L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Investment Income:
Interest income	$50,963	$66,202	$126,293	$110,104
Interest income allocated from the Funds	97,384	39,723	159,424	75,415

Total investment income	148,347	105,925	285,717	185,519

Expenses:
Expenses allocated from the Funds	60,207	63,094	98,020	123,636
Clearing fees related to direct investments	40,488	71,647	95,336	113,074
Ongoing selling agent fees	194,788	295,374	400,622	612,701
Management fees	117,935	213,801	240,300	431,278
General Partner fees	98,162	147,198	201,991	305,437
Incentive fees	-	33,010	-	94,164
Professional fees	79,815	94,148	160,444	187,904

Total expenses	591,395	918,272	1,196,713	1,868,194

Net investment loss	(443,048)	(812,347)	(910,996)	(1,682,675)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Funds:
Net realized gains (losses) on closed contracts	(615,870)	(1,151,671)	(62,647)	(1,022,124)
Net realized gains (losses) on closed contracts allocated from the Funds	257,786	1,435,429	593,527	1,895,744
Net change in unrealized gains (losses) on open contracts	74,536	(239,889)	2,184	(106,420)
Net change in unrealized gains (losses) on open contracts allocated from the Funds	131,203	(495,607)	648,727	(85,434)

Total trading results	(152,345)	(451,738)	1,181,791	681,766

Net income (loss)	$(595,393)	$(1,264,085)	$270,795	$(1,000,909)

Net income (loss) per Redeemable Unit*:
Class A	$(17.34)	$(27.84)	$7.45	$(22.86)

Class Z	$(9.43)	$-	$15.81	$-

Weighted average Redeemable Units outstanding:
Class A	33,213.4093	46,921.9583	34,025.9480	48,436.1743

Class Z	469.0740	-	494.6220	-

*        Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.

Statements of Changes in Partners’ Capital

For the Six Months Ended June 30, 2018 and 2017

(Unaudited)

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2017	$41,246,729	35,490.8260	$495,883	520.1700	$41,742,612	36,010.9960
Subscriptions - Limited Partners	50,000	43.3540	-	-	50,000	43.3540
Redemptions - General Partner	-	-	(50,000)	(51.0960)	(50,000)	(51.0960)
Redemptions - Limited Partners	(3,780,024)	(3,234.2900)	-	-	(3,780,024)	(3,234.2900)
Net income (loss)	262,090	-	8,705	-	270,795	-

Partners’ Capital, June 30, 2018	$37,778,795	32,299.8900	$454,588	469.0740	$38,233,383	32,768.9640

Partners’ Capital, December 31, 2016	$63,890,718	50,937.7676	$-	-	$63,890,718	50,937.7676
Subscriptions - Limited Partners	157,041	124.9570	-	-	157,041	124.9570
Redemptions - General Partner	(50,000)	(39.7590)	-	-	(50,000)	(39.7590)
Redemptions - Limited Partners	(9,543,090)	(7,615.1460)	-	-	(9,543,090)	(7,615.1460)
Net income (loss)	(1,000,909)	-	-	-	(1,000,909)	-

Partners’ Capital, June 30, 2017	$53,453,760	43,407.8196	$-	-	$53,453,760	43,407.8196

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

During the reporting periods ended June 30, 2018 and 2017, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank, N.A. (“JPMorgan”) was also a foreign exchange forward counterparty for certain Funds. During prior periods included in this report, the Partnership/Funds also deposited a portion of their cash in non-trading accounts at JPMorgan.

As of September 1, 2011, the Partnership began offering three classes of limited partnership interests: Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units; each of which will be referred to as a “Class” and collectively referred to as the “Classes.” All Redeemable Units issued prior to September 1, 2011 were deemed “Class A Redeemable Units.” The rights, liabilities, risks, and fees associated with investment in the Class A Redeemable Units were not changed. Class A Redeemable Units and Class D Redeemable Units are available to taxable U.S. individuals and institutions, U.S. tax exempt individuals and institutions and non-U.S. investors. Class Z Redeemable Units are offered to certain employees of Morgan Stanley and its subsidiaries (and their family members). The Class of Redeemable Units that a limited partner of the Partnership receives upon subscription will generally depend upon the amount invested in the Partnership or the status of the limited partner, although the General Partner may determine to offer a particular Class of Redeemable Units to investors at its discretion. Class Z Redeemable Units were first issued on July 1, 2017. As of June 30, 2018, there were no Redeemable Units outstanding in Class D.

All trading decisions are made for the Partnership by its trading advisors (the “Advisors”). As of June 30, 2018, AE Capital PTY Limited (“AE Capital”), The Cambridge Strategy (Asset Management) Limited (“Cambridge”), Harbour Square Capital Management LLC (“Harbour Square”), Independent View BV (“Independent View”) and SECOR Capital Advisors, LP (“SECOR”) served as the Partnership’s major commodity trading advisors. Effective February 28, 2017, Willowbridge Associates Inc. (“Willowbridge”) ceased to act as a commodity trading advisor to the Partnership. Effective March 1, 2018, Launchpad Capital Management, LLC (“Launchpad”) ceased to act as a commodity trading advisor to the Partnership. Effective April 30, 2018, Buttonwood Merchants, LLC (“Buttonwood”) ceased to act as a commodity trading advisor to the Partnership. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through individually managed accounts, or indirectly, through its investment in the Funds. In addition, the General Partner may allocate the Partnership’s assets to additional non-major trading advisors (i.e. commodity trading advisors allocated less than 10% of the Partnership’s assets). Information about advisors allocated less than 10% of the Partnership’s assets may not be disclosed. The General Partner may also allocate less than 10% of the Partnership’s assets to a new trading advisor or another trading program of a current Advisor.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

The Advisors are not affiliated with one another, are not affiliated with the General Partner, MS&Co. or JPMorgan, and are not responsible for the organization or operation of the Partnership. References herein to the “Advisors” may also include, as relevant, references to Launchpad, Buttonwood and Willowbridge.

On October 1, 2016, the Partnership allocated a portion of its assets to Independent View, which trades the assets directly pursuant to Independent View’s IV Quantitative Futures Fund Program through a managed account in the Partnership’s name. On September 1, 2017, the Partnership allocated a portion of its assets to Launchpad. Launchpad began trading the assets directly pursuant to Launchpad’s MJP Commodity Strategy through a managed account in the Partnership’s name. Effective on March 1, 2018, Launchpad transferred its rights and obligations under its management agreement with the Partnership and the General Partner to Buttonwood, and Buttonwood entered into a new management agreement with the Partnership and the General Partner pursuant to which Buttonwood assumed Launchpad’s rights and obligations. Buttonwood traded and managed the Partnership’s assets allocated to Buttonwood pursuant to its Liquid Commodity Strategy through a managed account in the Partnership’s name up to April 30, 2018.

Cambridge Master Fund L.P. (“Cambridge Master”), SECOR Master Fund L.P. (“SECOR Master”), CMF AE Capital Master Fund LLC (“AE Capital Master”) and the Partnership have, and prior to its full redemption, CMF Willowbridge Master Fund L.P. (“Willowbridge Master”) had, entered into futures brokerage account agreements and foreign exchange brokerage account agreements with MS&Co. CMF Harbour Square Master Fund LLC (“Harbour Square Master”) has entered into a futures brokerage account agreement with MS&Co. Cambridge Master, SECOR Master, AE Capital Master and Harbour Square Master are collectively referred to as the “Funds.” References herein to “Funds” may also include as relevant, reference to Willowbridge Master. The Partnership, directly and through its investment in the Funds, pays MS&Co. (or will reimburse MS&Co. if previously paid) its allocable share of all trading fees for the clearing and, where applicable, execution of transactions as well as exchange, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”).

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2018, the results of its operations for the three and six months ended June 30, 2018 and 2017 and changes in partners’ capital for the six months ended June 30, 2018 and 2017. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2017. The December 31, 2017 information has been derived from the audited financial statements as of and for the year ended December 31, 2017.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended June 30, 2018 and 2017, the Partnership carried no debt and all of the Partnership’s and the Funds’ investments were carried at fair value and classified as Level 1 or Level 2 measurements.

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

Partnership’s Cash. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At June 30, 2018 and December 31, 2017, the amount of cash held for margin requirements was $1,452,915 and $2,501,707, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $(234,039) (proceeds of $233,940) and $(72,504) (proceeds of $71,514) as of June 30, 2018 and December 31, 2017, respectively.

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

(Unaudited)

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

3.	Financial Highlights:

Financial highlights for the limited partner classes as a whole for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018		2017	2018		2017
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*	Class A	Class Z	Class A	Class A	Class Z	Class A

Net realized and unrealized gains (losses)	$(4.09)	$(3.32)	$(10.53)	$34.04	$28.04	$11.88
Net investment loss	(13.25)	(6.11)	(17.31)	(26.59)	(12.23)	(34.74)

Increase (decrease) for the period	(17.34)	(9.43)	(27.84)	7.45	15.81	(22.86)
Net asset value per Redeemable Unit, beginning of period	1,186.97	978.55	1,259.27	1,162.18	953.31	1,254.29

Net asset value per Redeemable Unit, end of period	$1,169.63	$969.12	$1,231.43	$1,169.63	$969.12	$1,231.43

	2018		2017	2018		2017
	Class A	Class Z	Class A	Class A	Class Z	Class A
Ratios to Average Limited Partners’ Capital:**
Net investment loss ***	(4.6)%	(2.5)%	(5.5)%	(4.6)%	(2.6)%	(5.6)%

Operating expenses	6.1%	4.0%	6.2%	6.1%	4.0%	6.0%
Incentive fees	-%	-%	0.1%	-%	-%	0.2%

Total expenses	6.1%	4.0%	6.3%	6.1%	4.0%	6.2%

Total return:
Total return before incentive fees	(1.5)%	(1.0)%	(2.1)%	0.6%	1.7%	(1.6)%
Incentive fees	-%	-%	(0.1)%	-%	-%	(0.2)%

Total return after incentive fees	(1.5)%	(1.0)%	(2.2)%	0.6%	1.7%	(1.8)%

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

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

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

All of the commodity interests owned by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended June 30, 2018 and 2017 were 1,479 and 2,227, respectively. The monthly average number of futures contracts traded directly by the Partnership during the six months ended June 30, 2018 and 2017 were 1,608 and 2,417, respectively The monthly average number of option contracts traded directly by the Partnership during the three months ended June 30, 2018 and 2017 were 157 and 0, respectively. The monthly average number of option contracts traded directly by the Partnership during the six months ended June 30, 2018 and 2017 were 362 and 40, respectively. The monthly average notional value of currency forward contracts traded directly by the Partnership during the three months ended June 30, 2018 and 2017 were $0 and $71,634,860, respectively. The monthly average notional value of currency forward contracts traded directly by the Partnership during the six months ended June 30, 2018 and 2017 were $7,020,761 and $48,482,124, respectively.

Trading and transaction fees are based on the number of trades executed by the Advisors and the Partnership’s percentage ownership of each respective Fund.

All clearing fees paid to MS&Co. are borne directly by the Partnership for its direct trading. In addition, clearing fees are borne by the Funds and are allocated to the Funds’ limited partners/members, including the Partnership.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting agreements or similar arrangements as of June 30, 2018 and December 31, 2017, respectively.

June 30, 2018	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received/ Pledged*

Assets
Futures	$604,629	$(405,728)	$198,901	$-	$-	$198,901

Total assets	$604,629	$(405,728)	$198,901	$-	$-	$198,901

Liabilities
Futures	$(405,728)	$405,728	$-	$-	$-	$-

Total liabilities	$(405,728)	$405,728	$-	$-	$-	$-

Net Fair Value						$198,901	*

December 31, 2017	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received/ Pledged*

Assets
Futures	$710,148	$(522,665)	$187,483	$-	$-	$187,483

Total assets	$710,148	$(522,665)	$187,483	$-	$-	$187,483

Liabilities
Futures	$(522,665)	$522,665	$-	$-	$-	$-

Total liabilities	$(522,665)	$522,665	$-	$-	$-	$-

Net Fair Value						$187,483	*

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

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and option contracts, as applicable, held directly by the Partnership as separate assets and liabilities as of June 30, 2018 and December 31, 2017, respectively.

Assets	June 30, 2018
Futures Contracts
Currencies	$71,901
Energy	235,446
Grains	42,543
Indices	139,583
Interest Rates U.S.	3,734
Interest Rates Non-U.S.	79,454
Metals	17,743
Softs	14,225

Total unrealized appreciation on open futures contracts	604,629

Liabilities
Futures Contracts
Currencies	(44,459)
Energy	(35,371)
Grains	(118,440)
Indices	(156,054)
Interest Rates U.S.	(9,257)
Interest Rates Non-U.S.	(29,275)
Livestock	(8,540)
Metals	(1,166)
Softs	(3,166)

Total unrealized depreciation on open futures contracts	(405,728)

Net unrealized appreciation on open futures contracts	$198,901	*

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

Assets	December 31, 2017
Futures Contracts
Currencies	$94,211
Energy	214,439
Grains	69,673
Indices	62,560
Interest Rates U.S.	14,844
Interest Rates Non-U.S.	16,572
Livestock	144,163
Metals	50,653
Softs	43,033

Total unrealized appreciation on open futures contracts	710,148

Liabilities
Futures Contracts
Currencies	(60,036)
Energy	(39,440)
Grains	(17,591)
Indices	(147,661)
Interest Rates U.S.	(5,813)
Interest Rates Non-U.S.	(22,410)
Livestock	(138,305)
Metals	(40,050)
Softs	(51,359)

Total unrealized depreciation on open futures contracts	(522,665)

Net unrealized appreciation on open futures contracts	$187,483	*

Assets
Options Purchased
Energy	$43,000
Softs	8,625

Total options purchased	$51,625	**

Liabilities
Options Written
Energy	$(23,000)

Total options written	$(23,000)	***

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Options purchased, at fair value” in the Statements of Financial Condition.

***	This amount is in “Options written, at fair value” in the Statements of Financial Condition.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three and six months ended June 30, 2018 and 2017, respectively.

	Three Months Ended June 30,				Six Months Ended June 30,
Sector	2018		2017		2018		2017
Currencies	$ (223,200)		$(63,058)		$(658,126)		$129,355
Energy	312,726		94,345		268,294		(184,190)
Grains	(195,610)		(499,696)		(115,042)		(799,052)
Indices	(84,470)		(624,970)		576,187		334,910
Interest Rates U.S.	24,399		(64,844)		(21,976)		(253,219)
Interest Rates Non-U.S.	(260,719)		10,084		36,419		118,848
Livestock	(61,830)		205,740		(53,910)		90,920
Metals	(61,510)		(246,515)		(93,815)		(235,212)
Softs	8,880		(202,646)		1,506		(330,904)

Total	$(541,334)	****	$(1,391,560)	****	$(60,463)	****	$(1,128,544)	****

****	This amount is included in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:

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

The Partnership and the Funds consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of June 30, 2018 and December 31, 2017 and for the periods ended June 30, 2018 and 2017, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the beginning of the reporting period.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

June 30, 2018	Total	Level 1	Level 2	Level 3
Assets
Futures	$604,629	$604,629	$-	$-

Total assets	$604,629	$604,629	$-	$-

Liabilities
Futures	$405,728	$405,728	$-	$-

Total liabilities	$405,728	$405,728	$-	$-

December 31, 2017	Total	Level 1	Level 2	Level 3
Assets
Futures	$710,148	$710,148	$-	$-
Options purchased	51,625	51,625	-	-

Total assets	$761,773	$761,773	$-	$-

Liabilities
Futures	$522,665	$522,665	$-	$-
Options written	23,000	23,000	-	-

Total liabilities	$545,665	$545,665	$-	$-

6.	Investment in the Funds:

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

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

The General Partner is the trading manager to Harbour Square Master. Individual and pooled accounts currently managed by Harbour Square, including the Partnership, are permitted to be members of Harbour Square Master. The Trading Manager and Harbour Square believe that trading through this structure promotes efficiency and economy in the trading process. The Trading Manager and Harbour Square have agreed that Harbour Square will trade the Partnership’s assets allocated to Harbour Square Master at a level that is up to 1.5 times the amount of the assets allocated. The amount of leverage may be changed in the future.

On February 1, 2017, the Partnership allocated a portion of its assets to AE Capital which were managed and traded directly by AE Capital pursuant to AE Capital’s AE Systematic FX Fund Program through a trading account in the Partnership’s name from March 1, 2017 until January 31, 2018. Effective on February 1, 2018, the assets allocated to AE Capital were transferred into AE Capital Master, a limited liability company organized under the limited liability company laws of the State of Delaware, through which they are managed and traded by AE Capital pursuant to the same strategy. AE Capital Master permits accounts managed by AE Capital using AE Capital’s AE Systematic FX Fund Program, a proprietary systematic strategy, to invest together in one trading vehicle. The General Partner is also the trading manager to AE Capital Master. Individual and pooled accounts currently managed by AE Capital, including the Partnership, are permitted to be members of AE Capital Master. The Trading Manager and AE Capital believe that trading through this master/feeder structure promotes efficiency and economy in the trading process.

Effective January 1, 2013, the assets traded directly by Willowbridge using its wPraxis Futures Trading Approach were invested in Willowbridge Master, a limited partnership organized under the partnership laws of the State of New York. Effective February 28, 2017, the Partnership fully redeemed its investment in Willowbridge Master.

The General Partner is not aware of any other material changes to any of the trading programs discussed above or in Note 1, “Organization” during the fiscal quarter ended June 30, 2018.

The Funds’ and the Partnership’s trading of futures, forward and option contracts, as applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. The Funds and the Partnership engage in such trading through commodity brokerage accounts maintained with MS&Co.

Generally, a limited partner/member in the Funds withdraws all or part of its capital contribution and undistributed profits, if any, from the Funds as of the end of any month (the “Redemption Date”) after a request has been made to the General Partner/Trading Manager at least three days in advance of the Redemption Date. Such withdrawals are classified as a liability when the limited partner/member elects to redeem and informs the Funds. However, a limited partner/member may request a withdrawal as of the end of any day if such request is received by the General Partner/Trading Manager at least three days in advance of the proposed withdrawal day.

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

At June 30, 2018, the Partnership owned approximately 22.8% of SECOR Master, 4.8% of Cambridge Master, 42.1% of Harbour Square Master and 21.3% of AE Capital Master. Prior to the close of business on December 31, 2017, the Partnership owned approximately 27.2% of SECOR Master and 4.9% of Cambridge Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same as they would be if the Partnership traded directly and the redemption rights are not affected.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the total assets, liabilities and partners’/members’ capital of the Funds is shown in the following tables:

	June 30, 2018
	Total Assets	Total Liabilities	Total Capital
SECOR Master	$39,771,962	$186,684	$39,585,278
Cambridge Master	33,813,915	1,536,570	32,277,345
Harbour Square Master	26,812,602	218,340	26,594,262
AE Capital Master	24,711,030	213,820	24,497,210

	December 31, 2017
	Total Assets	Total Liabilities	Total Capital
SECOR Master	$22,831,484	$18,066,303	$4,765,181
Cambridge Master	31,063,463	4,384,639	26,678,824

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the three months ended June 30, 2018
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
SECOR Master	$(47,605)	$1,685,965	$1,638,360
Cambridge Master	99,367	(517,681)	(418,314)
Harbour Square Master	76,151	9,930	86,081
AE Capital Master	50,825	(658,284)	(607,459)

	For the six months ended June 30, 2018
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
SECOR Master	$(97,706)	$5,252,493	$5,154,787
Cambridge Master	184,655	1,492,646	1,677,301
Harbour Square Master	141,423	876,061	1,017,484
AE Capital Master (a)	89,539	(813,757)	(724,218)

	For the three months ended June 30, 2017
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
SECOR Master	$(3,651)	$1,708,773	$1,705,122
Cambridge Master	44,132	937,924	982,056

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

	For the six months ended June 30, 2017
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
SECOR Master	$(14,054)	$1,379,449	$1,365,395
Cambridge Master	63,518	5,659,416	5,722,934
Willowbridge Master (b)	155,028	(5,302,674)	(5,147,646)

(a) From February 1, 2018, the date the Partnership invested into AE Capital Master, through June 30, 2018.

(b) From January 1, 2017 through February 28, 2017, the date the Partnership fully redeemed its interest in Willowbridge Master.

Summarized information reflecting the Partnership’s investments in and the Partnership’s pro-rata share of the results of operations of the Funds is shown in the following tables:

	June 30, 2018		For the three months ended June 30, 2018
	% of Partners’ Capital			Expenses		Net Income (Loss)
Funds		Fair Value	Income (Loss)	Clearing Fees	Professional Fees		Investment Objective	Redemptions Permitted

SECOR Master	23.66%	$9,044,050	$437,947	$31,355	$3,540	$403,052	Commodity Portfolio	Monthly
Cambridge Master	4.08%	1,559,672	92,892	1,043	737	91,112	Commodity Portfolio	Monthly
Harbour Square Master	29.32%	11,209,626	71,464	8,115	6,930	56,419	Commodity Portfolio	Monthly
AE Capital Master	13.69%	5,235,536	(115,930)	5,147	3,340	(124,417)	Commodity Portfolio	Monthly

Total		$27,048,884	$486,373	$45,660	$14,547	$426,166

	June 30, 2018		For the six months ended June 30, 2018
	% of Partners’ Capital			Expenses		Net Income (Loss)
Funds		Fair Value	Income (Loss)	Clearing Fees	Professional Fees		Investment Objective	Redemptions Permitted

SECOR Master	23.66%	$9,044,050	$984,948	$52,376	$6,081	$926,491	Commodity Portfolio	Monthly
Cambridge Master	4.08%	1,559,672	110,127	1,401	959	107,767	Commodity Portfolio	Monthly
Harbour Square Master	29.32%	11,209,626	437,910	13,151	13,234	411,525	Commodity Portfolio	Monthly
AE Capital Master (a)	13.69%	5,235,536	(131,307)	5,658	5,160	(142,125)	Commodity Portfolio	Monthly

Total		$27,048,884	$1,401,678	$72,586	$25,434	$1,303,658

	December 31, 2017		For the three months ended June 30, 2017
	% of Partners’ Capital			Expenses		Net Income (Loss)
Funds		Fair Value	Income (Loss)	Clearing Fees	Professional Fees		Investment Objective	Redemptions Permitted

SECOR Master	11.43%	$4,770,275	$796,932	$50,711	$6,726	$739,495	Commodity Portfolio	Monthly
Cambridge Master	0.87%	362,125	182,613	3,012	2,645	176,956	Commodity Portfolio	Monthly

Total		$5,132,400	$979,545	$53,723	$9,371	$916,451

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

	December 31, 2017		For the six months ended June 30, 2017
	% of Partners’ Capital			Expenses		Net Income (Loss)
Funds		Fair Value	Income (Loss)	Clearing Fees	Professional Fees		Investment Objective	Redemptions Permitted
SECOR Master	11.43%	$4,770,275	$688,490	$93,163	$13,909	$581,418	Commodity Portfolio	Monthly
Cambridge Master	0.87%	362,125	1,208,774	9,945	5,945	1,192,884	Commodity Portfolio	Monthly
Willowbridge Master(b)	- %	-	(11,539)	612	62	(12,213)	Commodity Portfolio	Monthly

Total		$5,132,400	$1,885,725	$103,720	$19,916	$1,762,089

(a) From February 1, 2018, the date the Partnership invested into AE Capital Master, through June 30, 2018.

(b) From January 1, 2017 through February 28, 2017, the date the Partnership fully redeemed its interest in Willowbridge Master.

7.	Financial Instrument Risks:

In the normal course of business, the Partnership and the Funds are parties to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include futures, forwards, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, swap and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 10.9% to 37.2% of the Partnership’s/Funds’ contracts are traded OTC.

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

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Funds, (ii) redemptions receivable from the Funds, (iii) equity in trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and options purchased at fair value, if applicable, (iv) cash at bank and (v) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments and investment in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2018.

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

Other than the risks inherent in commodity futures, forwards, options, swaps and other derivatives trading and U.S. Treasury bills and money market mutual fund securities, the Partnership and the Funds know of no trends, demands, commitments, events or uncertainties at the present time that are reasonably likely to result in the Partnership’s or the Funds’ liquidity increasing or decreasing in any material way.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by net realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2018, Partnership capital decreased 8.4% from $41,742,612 to $38,233,383. This decrease was attributable to redemptions of 3,234.2900 Class A limited partner Redeemable Units totaling $3,780,024 and redemptions of 51.0960 Class Z General Partner Redeemable Units totaling $50,000, which was partially offset by net income of $270,795 and subscriptions for 43.3540 Class A limited partner Redeemable Units totaling $50,000. Future redemptions can impact the amount of funds available for investment in subsequent periods.

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

Results of Operations

During the Partnership’s second quarter of 2018, the net asset value per Class A Redeemable Unit decreased 1.5% from $1,186.97 to $1,169.63, as compared to a decrease of 2.2% in the second quarter of 2017. During the Partnership’s second quarter of 2018, the net asset value per Class Z Redeemable Unit decreased 1.0% from $978.55 to $969.12. The Partnership experienced a net trading loss before fees and expenses in the second quarter of 2018 of $152,345. Losses were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, grains, indices, U.S. and non-U.S. interest rates, livestock and metals and were partially offset by gains in energy and softs. The Partnership experienced a net trading loss before fees and expenses in the second quarter of 2017 of $451,738. Losses were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in grains, non-U.S. interest rates, metals and softs and were partially offset by gains in currencies, energy, indices, U.S. interest rates and livestock.

During the quarter, the most notable losses were recorded from long positions in European bond futures and short positions in North American fixed income futures positions as prices shifted away from its previous trends due to speculation of monetary policy. Losses within the currency sector were recorded during May from positions in the Australian dollar as its relative value gyrated amid speculation of interest rate policy, trade tariffs, and economic growth. Additional losses were recorded during April and May from positions in the Turkish lira, Canadian dollar, euro, and Swiss franc. Within the agricultural markets, losses were incurred during April from short wheat futures positions as prices rose on speculation that dry weather in the U.S. would decrease output. Losses were also recorded within the metals complex during April from short positions in aluminum as prices soared amid the possibility of sanctions against Russian metals exports. Within the global equity index sector, losses were recorded during June from long positions in equity volatility index futures as continued market uncertainty challenged systematic strategies due to a lack of directional volatility. The Partnership’s overall trading losses for the quarter were partially offset by trading gains in the energy complex during June from long futures positions in crude oil and oil distillates as prices rose after OPEC’s planned increase in oil production was estimated not be sufficient enough to ease supply concerns. Gains were also achieved from positions in the natural gas market.

During the Partnership’s six months ended June 30, 2018, the net asset value per Class A Redeemable Unit increased 0.6% from $1,162.18 to $1,169.63, as compared to a decrease of 1.8% in the six months ended June 30, 2017. During the Partnership’s six months ended June 30, 2018, the net asset value per Class Z Redeemable Unit increased 1.7% from $953.31 to $969.12. The Partnership experienced a net trading gain before fees and expenses in the six months ended June 30, 2018 of $1,181,791. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy, indices, U.S. interest rates and softs and were partially offset by losses in currencies, grains, non-U.S. interest rates, livestock and metals. The Partnership experienced a net trading gain before fees and expenses in the six months ended June 30, 2017 of $681,766. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, indices and livestock and were partially offset by losses in energy, grains, U.S. and non-U.S. interest rates, metals and softs.

The most notable gains were recorded in global stock index futures from long VIX futures positions after equity price volatility spiked during February due to concerns regarding inflation and equity market weakness. Smaller gains in global stock indices were recorded in March, April, and May. In energies, gains were experienced from long positions in natural gas futures throughout the first quarter as winter weather spurred heating demand. Additional gains were recorded in June from long futures positions in crude oil and oil distillates amid supply concerns. Gains in agriculturals were experienced from positions in soybeans, cocoa, and cotton positions during January, February, May, and June. Further gains were recorded in interest rate futures during January, February, and April and in European interest rate futures during March. The Partnership’s overall trading gains for the first six months of the year were partially offset by trading losses within the currency sector from short positions in the “commodity currencies” versus the U.S. dollar as the value of the U.S. currency declined during the first quarter, while inversely commodity prices rose. Additional losses were recorded in this sector during April and May from positions in the Turkish lira, Canadian dollar, euro, and Swiss franc. Within the metals complex, losses were incurred primarily during April from short positions in aluminum as prices soared amid the possibility of sanctions against Russian metals exports.

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

Interest income on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) MS&Co. brokerage account during each month is earned at the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership/Funds will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s and/or each Fund’s account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Any interest income earned on collateral or excess cash deposited by certain of the Funds and held by JPMorgan in its capacity as such Funds’ forward foreign currency counterparty will be retained by such Funds, and the Partnership will receive its allocable portion of such interest from the applicable Fund. Interest income for the three and six months ended June 30, 2018 increased by $42,422 and $100,198, respectively, as compared to the corresponding periods in 2017. The increase in interest income was primarily due to higher 4-week U.S. Treasury bill discount rates during the three and six months ended June 30, 2018 as compared to the corresponding periods in 2017. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership is dependent upon (1) the average daily equity maintained in cash in the Partnership’s and/or the applicable Fund’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds, MS&Co. or JPMorgan has control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three and six months ended June 30, 2018 decreased by $31,159 and $17,738, respectively, as compared to the corresponding periods in 2017. The decrease in these clearing fees was primarily due to a decrease in the number of direct trades made by the Partnership during the three and six months ended June 30, 2018 as compared to the corresponding periods in 2017.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value of Class A Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. Ongoing selling agent fees for the three and six months ended June 30, 2018 decreased by $100,586 and $212,079, respectively, as compared to the corresponding periods in 2017. The decrease in ongoing selling agent fees was due to lower average net assets attributable to Class A Redeemable Units during the three and six months ended June 30, 2018 as compared to the corresponding periods in 2017.

Management fees are calculated as a percentage of the Partnership’s adjusted net assets per Class as of the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. Management fees for the three and six months ended June 30, 2018 decreased by $95,866 and $190,978, respectively, as compared to the corresponding periods in 2017. The decrease in management fees was due to lower average net assets per Class during the three and six months ended June 30, 2018 as compared to the corresponding periods in 2017.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisors, (ii) allocating and reallocating the Partnership’s assets among the commodity trading advisors and (iii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net assets per Class as of the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. General Partner fees for the three and six months ended June 30, 2018 decreased by $49,036 and $103,446, respectively, as compared to the corresponding periods in 2017. The decrease in General Partner fees was due to lower average net assets per Class during the three and six months ended June 30, 2018 as compared to the corresponding periods in 2017.

Incentive fees paid by the Partnership to the Advisors are based on the new trading profits generated by each Advisor at the end of the quarter or year, as applicable, as defined in the respective management agreements among the Partnership, the General Partner and each Advisor. Trading performance for the three and six months ended June 30, 2018 did not result in any incentive fees. Trading performance for the three and six months ended June 30, 2017 resulted in incentive fees of $33,010 and $94,164, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

The General Partner is also paid an incentive fee payable annually equal to 5% of the Partnership’s overall New Trading Profits, as defined in the Partnership’s limited partnership agreement, earned in each calendar year. Trading performance for the three and six months ended June 30, 2018 and 2017 did not result in any General Partner incentive fees.

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

As of June 30, 2018 and March 31, 2018, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	June 30, 2018	June 30, 2018 (percentage of Partners’ Capital)	March 31, 2018	March 31, 2018 (percentage of Partners’ Capital)
AE Capital	$5,235,540	14%	$3,650,727	9%
Buttonwood	-	-%	10,424,863	26%
Cambridge	1,558,609	4%	621,103	1%
Harbour Square	11,209,637	29%	10,782,123	27%
Independent View	11,185,636	29%	9,688,702	24%
SECOR	9,043,961	24%	5,138,427	13%

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

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2018 and December 31, 2017, as applicable. As of June 30, 2018, the Partnership’s total capitalization was $38,233,383.

June 30, 2018
Market Sector	Value at Risk	% of Total Capitalization
Currencies	$1,697,504	4.44%
Energy	366,829	0.96
Grains	277,084	0.72
Indices	1,657,412	4.33
Interest Rates U.S.	77,258	0.20
Interest Rates Non-U.S.	311,036	0.81
Livestock	128,255	0.34
Metals	198,955	0.52
Softs	159,497	0.42

Total	$4,873,830	12.74%

As of December 31, 2017, the Partnership’s total capitalization was $41,742,612.

December 31, 2017
Market Sector	Value at Risk	% of Total Capitalization
Currencies	$2,119,287	5.08%
Energy	260,935	0.63
Grains	174,526	0.42
Indices	2,354,257	5.64
Interest Rates U.S.	47,980	0.11
Interest Rates Non-U.S.	229,596	0.55
Livestock	136,321	0.33
Metals	271,279	0.65
Softs	268,350	0.64

Total	$5,862,531	14.05%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments in the Funds by market category as of June 30, 2018 and December 31, 2017, and the highest, lowest and average values during the three months ended June 30, 2018 and the twelve months ended December 31, 2017. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of June 30, 2018 and December 31, 2017, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

	June 30, 2018
			Three Months Ended June 30, 2018
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$326,715	0.85%	$380,866	$139,052	$268,251
Energy	162,868	0.43	274,469	86,732	134,058
Grains	132,518	0.35	179,568	78,955	129,192
Indices	501,951	1.31	2,013,484	307,112	509,409
Interest Rates U.S.	67,936	0.18	136,202	17,074	73,412
Interest Rates Non-U.S.	171,339	0.45	436,401	154,328	289,395
Livestock	10,890	0.03	52,305	10,120	26,671
Metals	36,168	0.09	70,004	5,627	15,956
Softs	42,528	0.11	206,136	19,527	49,502

Total	$1,452,913	3.80%

* Average of month-end Values at Risk.

	December 31, 2017
			Twelve Months Ended December 31, 2017
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$200,465	0.48%	$2,571,044	$176,111	$1,213,066
Energy	198,414	0.48	947,430	33,059	287,765
Grains	132,883	0.32	429,239	38,763	209,674
Indices	1,510,938	3.62	2,549,011	581,471	1,349,044
Interest Rates U.S.	43,318	0.10	377,231	4,335	95,106
Interest Rates Non-U.S.	50,256	0.12	425,064	19,402	142,857
Livestock	82,335	0.20	140,580	1,925	63,213
Metals	103,235	0.25	269,324	37,862	128,232
Softs	151,238	0.36	280,390	24,420	106,070

Total	$2,473,082	5.93%

* Annual average of month-end Values at Risk.

As of June 30, 2018, Cambridge Master’s total capitalization was $32,277,345. The Partnership owned approximately 4.8% of Cambridge Master. As of June 30, 2018, Cambridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Cambridge for trading) was as follows:

	June 30, 2018
			Three Months Ended June 30, 2018
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$15,327,893	47.49%	$25,625,946	$8,893,418	$14,057,357

Total	$15,327,893	47.49%

*	Average of month-end Values at Risk.

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

As of June 30, 2018, SECOR Master’s total capitalization was $39,585,278. The Partnership owned approximately 22.8% of SECOR Master. As of June 30, 2018, SECOR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to SECOR for trading) was as follows:

	June 30, 2018
			Three Months Ended June 30, 2018
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$2,758,043	6.97%	$6,015,931	$1,094,272	$2,178,701
Energy	487,691	1.23	487,691	105,559	309,268
Grains	632,759	1.60	632,759	236,359	441,821
Indices	5,057,384	12.78	6,674,279	2,984,907	4,791,661
Interest Rates U.S.	40,803	0.10	369,820	38,122	79,891
Interest Rates Non-U.S.	611,444	1.54	1,019,845	590,888	759,599
Livestock	513,700	1.30	513,700	172,816	453,603
Metals	712,511	1.80	1,372,159	712,511	871,263
Softs	511,968	1.29	633,498	388,166	511,998

Total	$11,326,303	28.61%

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

As of June 30, 2018, Harbour Square Master’s total capitalization was $26,594,262. The Partnership owned 42.1% of Harbour Square Master. As of June 30, 2018, Harbour Square Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Harbour Square for trading) was as follows:

	June 30, 2018

			Three Months Ended June 30, 2018
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$219,542	0.83%	$659,835	$-	$324,396

Total	$219,542	0.83%

* Average of month-end Values at Risk.

As of June 30, 2018, AE Capital Master’s total capitalization was $24,497,210. The Partnership owned approximately 21.3% of AE Capital Master. As of June 30, 2018, AE Capital Master had no Value at Risk for its assets (including the portion of the Partnership’s assets allocated to AE Capital for trading).

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2018 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Civil Litigation

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co. knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied MS&Co.’s motion to dismiss the complaint. On June 27, 2018, the Firm filed a motion for summary judgment and spoliation sanctions against CDIB. Based on currently available information, MS&Co. believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. On January 18, 2017, the court entered an order dismissing all claims related to an additional securitization at issue. After those dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $65 million. At June 25, 2018, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $37 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $37 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At June 25, 2018, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $24 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $24 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleged that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raised claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and sought, among other things, to rescind the plaintiff’s purchase of such certificates. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. On July 13, 2018, the parties reached an agreement in principle to settle the litigation.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleged that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $634 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 26, 2018, the parties entered into an agreement to settle the litigation.

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

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and under Part II, Item 1A. “Risk Factors.” In the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended June 30, 2018, there were additional subscriptions of 43.3540 Class A Redeemable Units totaling $50,000. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relied on the fact that Redeemable Units were purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used in the trading of commodity interests including futures, option, forward and swap contracts.

The following chart sets forth the purchases of limited partner Redeemable Units by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2018 - April 30, 2018	257.6360	$ 1,170.53	N/A	N/A
May 1, 2018 - May 31, 2018	599.0150	$ 1,153.30	N/A	N/A
June 1, 2018 - June 30, 2018	457.2000	$ 1,169.63	N/A	N/A
	1,313.8510	$ 1,162.36

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

Date: August 9, 2018

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: August 9, 2018

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.