Form 10-Q
period 2018-09-30
EMERGING CTA PORTFOLIO LP
filed 2018-11-08
CIK 1269190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes X   No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes      No X

As of October 31, 2018, 29,128.8240 Limited Partnership Class A Redeemable Units were outstanding and 21.2650 Limited Partnership Class Z Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Emerging CTA Portfolio L.P.

Statements of Financial Condition

	September 30, 2018 (Unaudited)	December 31, 2017
Assets:
Investment in the Funds(1) , at fair value	$23,010,251	$5,132,400
Redemptions receivable from the Funds	842,390	2,272,620

Equity in trading account:
Unrestricted cash	8,932,441	34,088,125
Restricted cash	2,430,010	2,501,707
Net unrealized appreciation on open futures contracts	445,697	187,483
Options purchased, at fair value (premiums paid $0 and $23,040 at September 30, 2018 and December 31, 2017, respectively)	-	51,625

Total equity in trading account	11,808,148	36,828,940

Cash at bank	-	436
Interest receivable	14,960	36,216

Total assets	$35,675,749	$44,270,612

Liabilities and Partners’ Capital:
Liabilities:
Options written, at fair value (premiums received $0 and $4,540 at September 30, 2018 and December 31, 2017, respectively)	$-	$23,000
Accrued expenses:
Ongoing selling agent fees	58,712	72,664
Management fees	36,387	48,754
General Partner fees	29,638	36,773
Professional fees	109,887	119,512
Redemptions payable to General Partner	-	150,000
Redemptions payable to Limited Partners	741,257	2,077,297

Total liabilities	975,881	2,528,000

Partners’ Capital:
General Partner, Class Z, 447.8090 and 498.9050 Redeemable Units outstanding at September 30, 2018 and December 31, 2017, respectively	426,130	475,611
Limited Partners, Class A, 29,975.6460 and 35,490.8260 Redeemable Units outstanding at September 30, 2018 and December 31, 2017, respectively	34,253,502	41,246,729
Limited Partners, Class Z, 21.2650 Redeemable Units outstanding at September 30, 2018 and December 31, 2017	20,236	20,272

Total partners’ capital (net asset value)	34,699,868	41,742,612

Total liabilities and partners’ capital	$35,675,749	$44,270,612

Net asset value per Redeemable Unit:
Class A	$1,142.71	$1,162.18

Class Z	$951.59	$953.31

(1) Defined in Note 1.

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.

Condensed Schedule of Investments

September 30, 2018

(Unaudited)

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	46	$(23,965)	(0.07)%
Energy	67	154,500	0.44
Grains	337	(70,708)	(0.20)
Indices	196	(36,973)	(0.11)
Interest Rates Non-U.S.	191	(93,253)	(0.27)
Livestock	17	7,460	0.02
Softs	37	(39,712)	(0.11)

Total futures contracts purchased		(102,651)	(0.30)

Futures Contracts Sold
Currencies	224	100,846	0.29
Energy	5	(22,200)	(0.06)
Grains	173	33,754	0.10
Indices	171	256,754	0.74
Interest Rates U.S.	158	103,890	0.30
Interest Rates Non-U.S.	323	77,432	0.22
Livestock	3	(1,360)	(0.01)
Metals	51	13,815	0.04
Softs	78	(14,583)	(0.04)

Total futures contracts sold		548,348	1.58

Net unrealized appreciation on open futures contracts		$445,697	1.28%

Investment in the Funds
SECOR Master Fund L.P.		$8,390,584	24.18%
Cambridge Master Fund L.P.		818,353	2.36
CMF Harbour Square Master Fund LLC		9,134,952	26.33
CMF AE Capital Master Fund LLC		4,666,362	13.44

Total Investment in the Funds		$23,010,251	66.31%

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

Emerging CTA Portfolio L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Investment Income:
Interest income	$44,893	$86,273	$171,186	$196,377
Interest income allocated from the Funds	111,403	34,845	270,827	110,260

Total investment income	156,296	121,118	442,013	306,637

Expenses:
Expenses allocated from the Funds	70,609	56,000	168,629	179,636
Clearing fees related to direct investments	25,251	46,563	120,587	159,637
Ongoing selling agent fees	183,960	256,614	584,582	869,315
Management fees	113,735	180,760	354,035	612,038
General Partner fees	92,853	129,453	294,844	434,890
Incentive fees	-	24,101	-	118,265
Professional fees	92,789	89,930	253,233	277,834

Total expenses	579,197	783,421	1,775,910	2,651,615

Net investment loss	(422,901)	(662,303)	(1,333,897)	(2,344,978)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Funds:
Net realized gains (losses) on closed contracts	390,043	502,882	327,396	(519,242)
Net realized gains (losses) on closed contracts allocated from the Funds	(234,125)	(1,307,447)	359,402	588,297
Net change in unrealized gains (losses) on open contracts	248,298	(120,234)	250,482	(226,654)
Net change in unrealized gains (losses) on open contracts allocated from the Funds	(815,673)	219,847	(166,946)	134,413

Total trading results	(411,457)	(704,952)	770,334	(23,186)

Net income (loss)	$(834,358)	$(1,367,255)	$(563,563)	$(2,368,164)

Net income (loss) per Redeemable Unit*:
Class A	$(26.92)	$(32.42)	$(19.47)	$(55.28)

Class Z	$(17.53)	$(21.41)	$(1.72)	$(21.41)

Weighted average Redeemable Units outstanding:
Class A	31,563.7867	41,972.5350	33,205.2276	46,281.6278

Class Z	469.0740	656.2520	486.1060	656.2520

*	Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.

Statements of Changes in Partners’ Capital

For the Nine Months Ended September 30, 2018 and 2017

(Unaudited)

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2017	$41,246,729	35,490.8260	$495,883	520.1700	$41,742,612	36,010.9960
Subscriptions - Limited Partners	50,000	43.3540	-	-	50,000	43.3540
Redemptions - General Partner	-	-	(50,000)	(51.0960)	(50,000)	(51.0960)
Redemptions - Limited Partners	(6,479,181)	(5,558.5340)	-	-	(6,479,181)	(5,558.5340)
Net income (loss)	(564,046)	-	483	-	(563,563)	-

Partners’ Capital, September 30, 2018	$34,253,502	29,975.6460	$446,366	469.0740	$34,699,868	30,444.7200

Partners’ Capital, December 31, 2016	$63,890,718	50,937.7676	$-	-	$63,890,718	50,937.7676
Subscriptions - General Partner	-	-	656,252	656.2520	656,252	656.2520
Subscriptions - Limited Partners	157,041	124.9570	-	-	157,041	124.9570
Redemptions - General Partner	(706,349)	(572.7556)	-	-	(706,349)	(572.7556)
Redemptions - Limited Partners	(12,942,123)	(10,419.3430)	-	-	(12,942,123)	(10,419.3430)
Net income (loss)	(2,354,113)	-	(14,051)	-	(2,368,164)	-

Partners’ Capital, September 30, 2017	$48,045,174	40,070.6260	$642,201	656.2520	$48,687,375	40,726.8780

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

During the reporting periods ended September 30, 2018 and 2017, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank, N.A. (“JPMorgan”) was also a foreign exchange forward counterparty for certain Funds. During prior periods included in this report, the Partnership/Funds also deposited a portion of their cash in non-trading bank accounts at JPMorgan.

As of September 1, 2011, the Partnership began offering three classes of limited partnership interests: Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units; each of which will be referred to as a “Class” and collectively referred to as the “Classes.” All Redeemable Units issued prior to September 1, 2011 were deemed “Class A Redeemable Units.” The rights, liabilities, risks, and fees associated with investment in the Class A Redeemable Units were not changed. Class A Redeemable Units and Class D Redeemable Units are available to taxable U.S. individuals and institutions, U.S. tax exempt individuals and institutions and non-U.S. investors. Class Z Redeemable Units are offered to certain employees of Morgan Stanley and its subsidiaries (and their family members). The Class of Redeemable Units that a limited partner of the Partnership receives upon subscription will generally depend upon the amount invested in the Partnership or the status of the limited partner, although the General Partner may determine to offer a particular Class of Redeemable Units to investors at its discretion. Class Z Redeemable Units were first issued on July 1, 2017. As of September 30, 2018, there were no Redeemable Units outstanding in Class D.

All trading decisions are made for the Partnership by its trading advisors (the “Advisors”). As of September 30, 2018, AE Capital PTY Limited (“AE Capital”), The Cambridge Strategy (Asset Management) Limited (“Cambridge”), Harbour Square Capital Management LLC (“Harbour Square”), Independent View BV (“Independent View”) and SECOR Capital Advisors, LP (“SECOR”) served as the Partnership’s major commodity trading advisors. Effective February 28, 2017, Willowbridge Associates Inc. (“Willowbridge”) ceased to act as a commodity trading advisor to the Partnership. Effective March 1, 2018, Launchpad Capital Management, LLC (“Launchpad”) ceased to act as a commodity trading advisor to the Partnership. Effective April 30, 2018, Buttonwood Merchants, LLC (“Buttonwood”) ceased to act as a commodity trading advisor to the Partnership. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through individually managed accounts, or indirectly, through its investment in the Funds. In addition, the General Partner may allocate the Partnership’s assets to additional non-major trading advisors (i.e. commodity trading advisors allocated less than 10% of the Partnership’s assets). Information about advisors allocated less than 10% of the Partnership’s assets may not be disclosed. The General Partner may also allocate less than 10% of the Partnership’s assets to a new trading advisor or another trading program of a current Advisor.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2018, the results of its operations for the three and nine months ended September 30, 2018 and 2017 and changes in partners’ capital for the nine months ended September 30, 2018 and 2017. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2017. The December 31, 2017 information has been derived from the audited financial statements as of and for the year ended December 31, 2017.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended September 30, 2018 and 2017, the Partnership carried no debt and all of the Partnership’s and the Funds’ investments were carried at fair value and classified as Level 1 or Level 2 measurements.

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

Partnership’s Cash. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At September 30, 2018 and December 31, 2017, the amount of cash held for margin requirements was $2,430,010 and $2,501,707, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $(387,659) (proceeds of $389,062) and $(72,504) (proceeds of $71,514) as of September 30, 2018 and December 31, 2017, respectively.

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

3.	Financial Highlights:

Financial highlights for the limited partner Classes as a whole for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018		2017	2018		2017
	Class A	Class Z	Class A	Class A	Class Z	Class A
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$(13.61)	$(11.32)	$(16.76)	$20.43	$16.71	$(4.72)
Net investment loss	(13.31)	(6.21)	(15.66)	(39.90)	(18.43)	(50.56)

Increase (decrease) for the period	(26.92)	(17.53)	(32.42)	(19.47)	(1.72)	(55.28)
Net asset value per Redeemable Unit, beginning of period	1,169.63	969.12	1,231.43	1,162.18	953.31	1,254.29

Net asset value per Redeemable Unit, end of period	$1,142.71	$951.59	$1,199.01	$1,142.71	$951.59	$1,199.01

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018		2017	2018		2017
	Class A	Class Z	Class A	Class A	Class Z	Class A
Ratios to Average Limited Partners’ Capital:**
Net investment loss ***	(4.6)%	(2.5)%	(5.1)%	(4.6)%	(2.6)%	(5.4)%

Operating expenses	6.3%	4.2%	5.9%	6.1%	4.1%	6.0%
Incentive fees	-%	-%	0.1%	-%	-%	0.2%

Total expenses	6.3%	4.2%	6.0%	6.1%	4.1%	6.2%

Total return:
Total return before incentive fees	(2.3)%	(1.8)%	(2.5)%	(1.7)%	(0.2)%	(4.2)%
Incentive fees	-%	-%	(0.1)%	-%	-%	(0.2)%

Total return after incentive fees	(2.3)%	(1.8)%	(2.6)%	(1.7)%	(0.2)%	(4.4)%

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

All of the commodity interests owned by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended September 30, 2018 and 2017 were 1,773 and 1,209, respectively. The monthly average number of futures contracts traded directly by the Partnership during the nine months ended September 30, 2018 and 2017 were 1,663 and 2,014, respectively. The monthly average number of option contracts traded directly by the Partnership during the three months ended September 30, 2018 and 2017 were 0 and 97, respectively. The monthly average number of option contracts traded directly by the Partnership during the nine months ended September 30, 2018 and 2017 were 241 and 59, respectively. The monthly average notional value of currency forward contracts traded directly by the Partnership during the three months ended September 30, 2018 and 2017 were $0 and $89,134,286, respectively. The monthly average notional value of currency forward contracts traded directly by the Partnership during the nine months ended September 30, 2018 and 2017 were $4,680,507 and $62,032,845, respectively.

Trading and transaction fees are based on the number of trades executed by the Advisors and the Partnership’s percentage ownership of each respective Fund.

All clearing fees paid to MS&Co. are borne directly by the Partnership for its direct trading. In addition, clearing fees are borne by the Funds and are allocated to the Funds’ limited partners/members, including the Partnership.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting agreements or similar arrangements as of September 30, 2018 and December 31, 2017, respectively.

September 30, 2018	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received/ Pledged*

Assets
Futures	$1,030,836	$(585,139)	$445,697	$-	$-	$445,697

Total assets	$1,030,836	$(585,139)	$445,697	$-	$-	$445,697

Liabilities
Futures	$(585,139)	$585,139	$-	$-	$-	$-

Total liabilities	$(585,139)	$585,139	$-	$-	$-	$-

Net Fair Value						$445,697	*

December 31, 2017	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received/ Pledged*

Assets
Futures	$710,148	$(522,665)	$187,483	$-	$-	$187,483

Total assets	$710,148	$(522,665)	$187,483	$-	$-	$187,483

Liabilities
Futures	$(522,665)	$522,665	$-	$-	$-	$-

Total liabilities	$(522,665)	$522,665	$-	$-	$-	$-

Net Fair Value						$187,483	*

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

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and option contracts, as applicable, held directly by the Partnership as separate assets and liabilities as of September 30, 2018 and December 31, 2017, respectively.

September 30, 2018
Assets
Futures Contracts
Currencies	$128,424
Energy	155,410
Grains	59,813
Indices	415,281
Interest Rates U.S.	106,828
Interest Rates Non-U.S.	89,689
Livestock	7,460
Metals	57,030
Softs	10,901

Total unrealized appreciation on open futures contracts	1,030,836

Liabilities
Futures Contracts
Currencies	(51,543)
Energy	(23,110)
Grains	(96,767)
Indices	(195,500)
Interest Rates U.S.	(2,938)
Interest Rates Non-U.S.	(105,510)
Livestock	(1,360)
Metals	(43,215)
Softs	(65,196)

Total unrealized depreciation on open futures contracts	(585,139)

Net unrealized appreciation on open futures contracts	$445,697 *

*        This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

	December 31, 2017
Assets
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

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three and nine months ended September 30, 2018 and 2017, respectively.

	Three Months Ended September 30,				Nine Months Ended September 30,
Sector	2018		2017		2018		2017
Currencies	$203,365		$363,952		$(454,761)		$493,307
Energy	320,492		(173,126)		588,786		(357,316)
Grains	74,104		10,579		(40,938)		(788,473)
Indices	(136,782)		288,760		439,405		623,670
Interest Rates U.S.	82,547		(20,734)		60,571		(273,953)
Interest Rates Non-U.S.	(108,564)		(21,170)		(72,145)		97,678
Livestock	(38,540)		(108,608)		(92,450)		(17,688)
Metals	293,060		144,355		199,245		(90,857)
Softs	(51,341)		(101,360)		(49,835)		(432,264)

Total	$638,341	****	$382,648	****	$577,878	****	$(745,896)	****

**** This amount is included in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:

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

The Partnership and the Funds consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of September 30, 2018 and December 31, 2017 and for the periods ended September 30, 2018 and 2017, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

September 30, 2018	Total	Level 1	Level 2	Level 3
Assets
Futures	$1,030,836	$1,030,836	$-	$-

Total assets	$1,030,836	$1,030,836	$-	$-

Liabilities
Futures	$585,139	$585,139	$-	$-

Total liabilities	$585,139	$585,139	$-	$-

December 31, 2017	Total	Level 1	Level 2	Level 3
Assets
Futures	$710,148	$710,148	$-	$-
Options purchased	51,625	51,625	-	-

Total assets	$761,773	$761,773	$-	$-

Liabilities
Futures	$522,665	$522,665	$-	$-
Options written	23,000	23,000	-	-

Total liabilities	$545,665	$545,665	$-	$-

6.	Investment in the Funds:

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

The General Partner is not aware of any other material changes to any of the trading programs discussed above or in Note 1, “Organization” during the fiscal quarter ended September 30, 2018.

The Funds’ and the Partnership’s trading of futures, forward, swap and option contracts, as applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. The Funds and the Partnership engage in such trading through commodity brokerage accounts maintained with MS&Co.

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

At September 30, 2018, the Partnership owned approximately 22.4% of SECOR Master, 3.1% of Cambridge Master, 43.4% of Harbour Square Master and 20.4% of AE Capital Master. Prior to the close of business on December 31, 2017, the Partnership owned approximately 27.2% of SECOR Master and 4.9% of Cambridge Master. It is the Partnership’s intention to continue to invest in the Funds. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same as they would be if the Partnership traded directly and the redemption rights are not affected.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the total assets, liabilities and partners’/members’ capital of the Funds is shown in the following tables:

	September 30, 2018
	Total Assets	Total Liabilities	Total Capital
SECOR Master	$39,273,036	$1,839,857	$37,433,179
Cambridge Master	29,721,311	3,245,790	26,475,521
Harbour Square Master	23,661,573	2,625,728	21,035,845
AE Capital Master	23,496,945	629,767	22,867,178

	December 31, 2017
	Total Assets	Total Liabilities	Total Capital
SECOR Master	$22,831,484	$18,066,303	$4,765,181
Cambridge Master	31,063,463	4,384,639	26,678,824

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the three months ended September 30, 2018
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
SECOR Master	$(29,321)	$(1,466,273)	$(1,495,594)
Cambridge Master	102,313	(3,445,315)	(3,343,002)
Harbour Square Master	68,750	(1,067,004)	(998,254)
AE Capital Master	67,934	(657,511)	(589,577)

	For the nine months ended September 30, 2018
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
SECOR Master	$(127,027)	$3,786,220	$3,659,193
Cambridge Master	286,968	(1,952,669)	(1,665,701)
Harbour Square Master	210,173	(190,943)	19,230
AE Capital Master (a)	157,473	(1,471,268)	(1,313,795)

	For the three months ended September 30, 2017
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
SECOR Master	$8,727	$(2,449,650)	$(2,440,923)
Cambridge Master	42,206	(1,947,071)	(1,904,865)

	For the nine months ended September 30, 2017
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
SECOR Master	$(5,327)	$(1,070,201)	$(1,075,528)
Cambridge Master	105,724	3,712,345	3,818,069
Willowbridge Master (b)	155,028	(5,302,674)	(5,147,646)

(a) From February 1, 2018, the date the Partnership invested into AE Capital Master, through September 30, 2018.

(b) From January 1, 2017 through February 28, 2017, the date the Partnership fully redeemed its interest in Willowbridge Master.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the Partnership’s investments in and the Partnership’s pro-rata share of the results of operations of the Funds is shown in the following tables:

	September 30, 2018		For the three months ended September 30, 2018
	% of			Expenses		Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Income (Loss)	Investment Objective	Redemptions Permitted

SECOR Master	24.18%	$8,390,584	$(302,235)	$34,198	$3,833	$(340,266)	Commodity Portfolio	Monthly
Cambridge Master	2.36%	818,353	(145,004)	981	705	(146,690)	Commodity Portfolio	Monthly
Harbour Square Master	26.33%	9,134,952	(374,255)	14,221	6,865	(395,341)	Commodity Portfolio	Monthly
AE Capital Master	13.44%	4,666,362	(116,901)	6,090	3,716	(126,707)	Commodity Portfolio	Monthly

Total		$23,010,251	$(938,395)	$55,490	$15,119	$(1,009,004)

	September 30, 2018		For the nine months ended September 30, 2018
	% of			Expenses		Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Income (Loss)	Investment Objective	Redemptions Permitted

SECOR Master	24.18%	$8,390,584	$682,713	$86,574	$9,914	$586,225	Commodity Portfolio	Monthly
Cambridge Master	2.36%	818,353	(34,877)	2,382	1,664	(38,923)	Commodity Portfolio	Monthly
Harbour Square Master	26.33%	9,134,952	63,655	27,372	20,099	16,184	Commodity Portfolio	Monthly
AE Capital Master(a)	13.44%	4,666,362	(248,208)	11,748	8,876	(268,832)	Commodity Portfolio	Monthly

Total		$23,010,251	$463,283	$128,076	$40,553	$294,654

	December 31, 2017		For the three months ended September 30, 2017
	% of			Expenses		Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Income (Loss)	Investment Objective	Redemptions Permitted

SECOR Master	11.43%	$4,770,275	$(812,825)	$44,788	$5,773	$(863,386)	Commodity Portfolio	Monthly
Cambridge Master	0.87%	362,125	(239,930)	3,572	1,867	(245,369)	Commodity Portfolio	Monthly

Total		$5,132,400	$(1,052,755)	$48,360	$7,640	$(1,108,755)

	December 31, 2017		For the nine months ended September 30, 2017
	% of			Expenses		Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Income (Loss)	Investment Objective	Redemptions Permitted

SECOR Master	11.43%	$4,770,275	$(124,335)	$137,951	$19,682	$(281,968)	Commodity Portfolio	Monthly
Cambridge Master	0.87%	362,125	968,844	13,517	7,812	947,515	Commodity Portfolio	Monthly
Willowbridge Master (b)	-%	-	(11,539)	612	62	(12,213)	Commodity Portfolio	Monthly

Total		$5,132,400	$832,970	$152,080	$27,556	$653,334

(a) From February 1, 2018, the date the Partnership invested into AE Capital Master, through September 30, 2018.

(b) From January 1, 2017 through February 28, 2017, the date the Partnership fully redeemed its interest in Willowbridge Master.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

7.	Financial Instrument Risks:

In the normal course of business, the Partnership and the Funds are parties to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include futures, forwards, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, swap and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 12.9% to 27.1% of the Partnership’s/Funds’ contracts are traded OTC.

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

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

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

Effective October 1, 2018, the Partnership, the General Partner, Cambridge, and Mesirow Financial International UK Limited (“Mesirow”) entered into a novation, assignment and assumption agreement, dated September 28, 2018, pursuant to which Cambridge transfers all of its future rights, obligations, and liabilities under that certain amended and restated management agreement, by and among the General Partner, the Partnership and Cambridge, dated as of October 1, 2013, as amended January 1, 2018 (collectively, the “Initial Advisory Agreement”), to Mesirow. As of and after October 1, 2018, Mesirow has undertaken to perform the Initial Advisory Agreement and be bound by its terms in every way as if it were the original party to it in place of Cambridge.

On October 10, 2018, Cambridge, Mesirow, Cambridge Master and JPMorgan entered into an amendment and assignment agreement, dated October 10, 2018 (the “Assignment Agreement”), effective as of October 1, 2018, to the FX Agreement pursuant to which Cambridge assigned to Mesirow all of its rights, liabilities, duties and obligations under and in respect of the FX Agreement, Mesirow accepted such assignment and assumed all rights, liabilities, duties and obligations under and in respect of the FX Agreement and JPMorgan consented to such assignment and assumption. Pursuant to the Assignment Agreement, all references to Cambridge were replaced by references to Mesirow, and all references to “Investment Manager” are deemed to refer to Mesirow.

On October 10, 2018, Cambridge Master and JPMorgan entered into an amendment, dated as of October 10, 2018 (the “ISDA Amendment”), effective as of October 1, 2018, to the schedule to the Master Agreement, dated as of July 12, 2017, between Cambridge Master and JPMorgan. Pursuant to the ISDA Amendment, all references to Cambridge were replaced by references to Mesirow.

Effective as of October 31, 2018, Mesirow ceased to act as a commodity trading advisor to the Partnership.

Effective on or about November 1, 2018, the Partnership allocated a portion of its assets to Katonah Capital Partners Management, LLC (“Katonah”), which is managed and traded by Katonah pursuant to Katonah’s Laplace Program.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Funds, (ii) redemptions receivable from the Funds, (iii) equity in trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and options purchased at fair value, if applicable, (iv) cash at bank and (v) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments and investment in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2018.

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

For the nine months ended September 30, 2018, Partnership capital decreased 16.9% from $41,742,612 to $34,699,868. This decrease was attributable to redemptions of 5,558.5340 Class A limited partner Redeemable Units totaling $6,479,181, redemptions of 51.0960 Class Z General Partner Redeemable Units totaling $50,000 and a net loss of $563,563, which was partially offset by subscriptions for 43.3540 Class A limited partner Redeemable Units totaling $50,000. Future redemptions can impact the amount of funds available for investment in subsequent periods.

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

Results of Operations

During the Partnership’s third quarter of 2018, the net asset value per Class A Redeemable Unit decreased 2.3% from $1,169.63 to $1,142.71, as compared to a decrease of 2.6% in the third quarter of 2017. During the Partnership’s third quarter of 2018, the net asset value per Class Z Redeemable Unit decreased 1.8% from $969.12 to $951.59, as compared to a decrease of 2.1% in the third quarter of 2017. The Partnership experienced a net trading loss before fees and expenses in the third quarter of 2018 of $411,457. Losses were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy, grains, non-U.S. interest rates, softs and indices and were partially offset by gains in U.S. interest rates, livestock and metals. The Partnership experienced a net trading loss before fees and expenses in the third quarter of 2017 of $704,952. Losses were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy, grains, U.S. interest rates, livestock and softs and were partially offset by gains in indices, metals and non-U.S. interest rates.

The most notable losses were incurred within the currency sector during September from positions in the Swiss franc, Australian dollar, and British pound sterling as the relative value of the U.S. dollar fluctuated amid a rising interest rate environment and geopolitical tensions. Losses within the global stock index sector were recorded during the quarter primarily from long positions in equity volatility index futures as prices decreased due to a lack of directional volatility. Losses in the agricultural markets were recorded during August and September from long cotton futures positions as prices dropped following trade turmoil and beneficial weather. Within the energy sector, losses were experienced during July from long positions in natural gas as prices moved lower as colder-than-expected weather reduced power generation demand. Additional losses were incurred from long positions in crude oil and its refined products. Within the global interest rate markets, losses were experienced during July and September from long positions in European fixed income futures. Additional losses within the interest rate sector were incurred during August from short positions in U.S. fixed income futures as growing political turmoil surrounding the Trump Administration raised demand for the safety of government debt. The Partnership’s overall trading losses for the quarter were partially offset by trading gains in the the metals complex during August and September from short positions in industrial and precious metals futures as prices declined amid global trade fears coupled with the rising value of the U.S. dollar.

During the Partnership’s nine months ended September 30, 2018, the net asset value per Class A Redeemable Unit decreased 1.7% from $1,162.18 to $1,142.71, as compared to a decrease of 4.4% in the nine months ended September 30, 2017. During the Partnership’s nine months ended September 30, 2018, the net asset value per Class Z Redeemable Unit decreased 0.2% from $953.31 to $951.59, as compared to a decrease of 2.1% for the period from July 1, 2017 (date of first issuance) to September 30, 2017. The Partnership experienced a net trading gain before fees and expenses in the nine months ended September 30, 2018 of $770,334. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy, U.S. interest rates, metals and indices and were partially offset by losses in currencies, grains, non-U.S. interest rates, livestock and softs. The Partnership experienced a net trading loss before fees and expenses in the nine months ended September 30, 2017 of $23,186. Losses were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy, grains, U.S. and non-U.S. interest rates, livestock, metals and softs and were partially offset by gains in currencies and indices.

The most notable gains were recorded in energies from long positions in natural gas futures throughout the first quarter as winter weather spurred heating demand. Additional gains were recorded in June and August from long futures positions in crude oil and oil distillates amid supply concerns. Within the global stock index sector, gains were experienced during February from long VIX futures positions after equity price volatility spiked due to concerns regarding inflation and equity market weakness. Smaller gains in global stock indices were recorded in March, April, and May. Within the metals complex, gains were achieved during August and September from short positions in industrial and precious metals futures as prices declined amid global trade fears coupled with the rising value of the U.S. dollar. The Partnership’s overall trading gains for the first nine months of the year were partially offset by trading losses within the currency sector from short positions in the “commodity currencies” versus the U.S. dollar as the value of the U.S. currency declined during the first quarter, while inversely commodity prices rose. Additional losses were recorded in this sector during April and May from positions in the Turkish lira, Canadian dollar, euro, and Swiss franc. Further notable losses were incurred within the currency sector during September from positions in the Swiss franc, Australian dollar, and British pound sterling as the relative value of the U.S. dollar fluctuated amid a rising interest rate environment and geopolitical tensions. Within the agricultural markets, losses were incurred during April from short wheat futures positions as prices rose on speculation that dry weather in the U.S. would decrease output. Additional losses in these markets were recorded during March, August, and September from long cotton and soybean futures positions as prices dropped following trade turmoil and beneficial weather. Within the global interest rate markets, losses were experienced during January, February, April, June, July, and September from long positions in European fixed income futures as the tone of central banks grew more hawkish.

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

Interest income on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) MS&Co. brokerage account during each month is earned at the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership/Funds will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s and/or each Fund’s account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Any interest income earned on collateral or excess cash deposited by certain of the Funds and held by JPMorgan in its capacity as such Funds’ forward foreign currency counterparty will be retained by such Funds, and the Partnership will receive its allocable portion of such interest from the applicable Fund. Interest income for the three and nine months ended September 30, 2018 increased by $35,178 and $135,376, respectively, as compared to the corresponding periods in 2017. The increase in interest income was primarily due to higher 4-week U.S. Treasury bill discount rates during the three and nine months ended September 30, 2018 as compared to the corresponding periods in 2017. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership is dependent upon (1) the average daily equity maintained in cash in the Partnership’s and/or the applicable Fund’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds, MS&Co. or JPMorgan has control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three and nine months ended September 30, 2018 decreased by $21,312 and $39,050, respectively, as compared to the corresponding periods in 2017. The decrease in these clearing fees was primarily due to a decrease in the number of direct trades made by the Partnership during the three and nine months ended September 30, 2018 as compared to the corresponding periods in 2017.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value of Class A Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. Ongoing selling agent fees for the three and nine months ended September 30, 2018 decreased by $72,654 and $284,733, respectively, as compared to the corresponding periods in 2017. The decrease in ongoing selling agent fees was due to lower average net assets attributable to Class A Redeemable Units during the three and nine months ended September 30, 2018 as compared to the corresponding periods in 2017.

Management fees are calculated as a percentage of the Partnership’s adjusted net assets per Class as of the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. Management fees for the three and nine months ended September 30, 2018 decreased by $67,025 and $258,003, respectively, as compared to the corresponding periods in 2017. The decrease in management fees was due to lower average net assets per Class during the three and nine months ended September 30, 2018 as compared to the corresponding periods in 2017.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisors, (ii) allocating and reallocating the Partnership’s assets among the commodity trading advisors and (iii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net assets per Class as of the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. General Partner fees for the three and nine months ended September 30, 2018 decreased by $36,600 and $140,046, respectively, as compared to the corresponding periods in 2017. The decrease in General Partner fees was due to lower average net assets per Class during the three and nine months ended September 30, 2018 as compared to the corresponding periods in 2017.

Incentive fees paid by the Partnership to the Advisors are based on the new trading profits generated by each Advisor at the end of the quarter or year, as applicable, as defined in the respective management agreements among the Partnership, the General Partner and each Advisor. Trading performance for the three and nine months ended September 30, 2018 did not result in any incentive fees. Trading performance for the three and nine months ended September 30, 2017 resulted in incentive fees of $24,101 and $118,265, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

The General Partner is also paid an incentive fee payable annually equal to 5% of the Partnership’s overall New Trading Profits, as defined in the Partnership’s limited partnership agreement, earned in each calendar year. Trading performance for the three and nine months ended September 30, 2018 and 2017 did not result in any General Partner incentive fees.

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

As of September 30, 2018 and June 30, 2018, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	September 30, 2018	September 30, 2018 (percentage of Partners’ Capital)	June 30, 2018	June 30, 2018 (percentage of Partners’ Capital)
SECOR	$8,390,496	24%	$9,043,961	24%
Cambridge	817,289	2%	1,558,609	4%
Harbour Square	9,134,960	26%	11,209,637	29%
AE Capital	4,666,366	14%	5,235,540	14%
Independent View	11,690,757	34%	11,185,636	29%

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

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of September 30, 2018 and December 31, 2017, as applicable. As of September 30, 2018, the Partnership’s total capitalization was $34,699,868.

September 30, 2018

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$1,524,051	4.39%
Energy	382,112	1.10
Grains	353,480	1.02
Indices	1,876,922	5.41
Interest Rates U.S.	208,796	0.60
Interest Rates Non-U.S.	602,552	1.74
Livestock	98,348	0.28
Metals	292,713	0.84
Softs	284,561	0.82

Total	$5,623,535	16.20%

As of December 31, 2017, the Partnership’s total capitalization was $41,742,612.

December 31, 2017

Market Sector	Value at Risk	% of Total Capitalization
Currencies	$2,119,287	5.08%
Energy	260,935	0.63
Grains	174,526	0.42
Indices	2,354,257	5.64
Interest Rates U.S.	47,980	0.11
Interest Rates Non-U.S.	229,596	0.55
Livestock	136,321	0.33
Metals	271,279	0.65
Softs	268,350	0.64

Total	$5,862,531	14.05%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments in the Funds by market category as of September 30, 2018 and December 31, 2017, and the highest, lowest and average values during the three months ended September 30, 2018 and the twelve months ended December 31, 2017. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of September 30, 2018 and December 31, 2017, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

September 30, 2018

			Three Months Ended September 30, 2018
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$348,475	1.00%	$348,475	$267,142	$308,799
Energy	161,896	0.47	300,457	143,754	170,727
Grains	287,841	0.83	287,841	143,755	219,936
Indices	755,957	2.18	1,896,442	439,026	750,251
Interest Rates U.S.	191,356	0.55	200,360	22,821	104,051
Interest Rates Non-U.S.	355,499	1.02	388,299	211,067	303,069
Livestock	25,740	0.07	25,740	5,445	18,370
Metals	121,215	0.35	220,374	40,233	127,862
Softs	182,032	0.53	201,494	20,759	99,917

Total	$2,430,011	7.00%

* Average of month-end Values at Risk.

December 31, 2017

			Twelve Months Ended December 31, 2017
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$200,465	0.48%	$2,571,044	$176,111	$1,213,066
Energy	198,414	0.48	947,430	33,059	287,765
Grains	132,883	0.32	429,239	38,763	209,674
Indices	1,510,938	3.62	2,549,011	581,471	1,349,044
Interest Rates U.S.	43,318	0.10	377,231	4,335	95,106
Interest Rates Non-U.S.	50,256	0.12	425,064	19,402	142,857
Livestock	82,335	0.20	140,580	1,925	63,213
Metals	103,235	0.25	269,324	37,862	128,232
Softs	151,238	0.36	280,390	24,420	106,070

Total	$2,473,082	5.93%

* Annual average of month-end Values at Risk.

As of September 30, 2018, Cambridge Master’s total capitalization was $26,475,521. The Partnership owned approximately 3.1% of Cambridge Master. As of September 30, 2018, Cambridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Cambridge for trading) was as follows:

September 30, 2018

			Three Months Ended September 30, 2018
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$8,478,516	32.02%	$22,443,845	$7,335,101	$9,035,156

Total	$8,478,516	32.02%

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

As of September 30, 2018, SECOR Master’s total capitalization was $37,433,179. The Partnership owned approximately 22.4% of SECOR Master. As of September 30, 2018, SECOR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to SECOR for trading) was as follows:

September 30, 2018

			Three Months Ended September 30, 2018
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$4,074,740	10.89%	$4,124,414	$1,495,738	$3,047,611
Energy	264,960	0.71	617,109	250,897	439,775
Grains	293,030	0.78	756,658	286,556	432,891
Indices	5,004,310	13.37	6,083,602	3,696,097	4,957,947
Interest Rates U.S.	77,859	0.21	661,243	25,083	288,126
Interest Rates Non-U.S.	1,102,915	2.95	1,351,386	591,471	951,487
Livestock	324,143	0.86	492,360	88,369	210,980
Metals	765,615	2.04	1,015,985	625,038	777,906
Softs	457,717	1.22	634,144	447,645	522,415

Total	$12,365,289	33.03%

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

As of September 30, 2018, Harbour Square Master’s total capitalization was $21,035,845. The Partnership owned 43.4% of Harbour Square Master. As of September 30, 2018, Harbour Square Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Harbour Square for trading) was as follows:

	September 30, 2018
			Three Months Ended September 30, 2018
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Energy	$370,656	1.76%	$901,762	$-	$313,632

Total	$370,656	1.76%

* Average of month-end Values at Risk.

As of September 30, 2018, AE Capital Master’s total capitalization was $22,867,178. The Partnership owned approximately 20.4% of AE Capital Master. As of September 30, 2018, AE Capital Master had no Value at Risk for its assets (including the portion of the Partnership’s assets allocated to AE Capital for trading).

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2018 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. On January 18, 2017, the court entered an order dismissing all claims related to an additional securitization at issue. After those dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $65 million. At September 25, 2018, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $37 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $37 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At September 25, 2018, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $23 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $23 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Item lA.    Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and under Part II, Item 1A. “Risk Factors.” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2018 and June 30, 2018.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended September 30, 2018, there were no additional subscriptions of Redeemable Units. Redeemable Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. Redeemable Units are purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relies on the fact that Redeemable Units are purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used in the trading of commodity interests including futures, option, forward and swap contracts.

The following chart sets forth the purchases of limited partner Redeemable Units by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2018 - July 31, 2018	532.7490	$ 1,158.26	N/A	N/A
August 1, 2018 - August 31, 2018	1,142.8120	$ 1,173.28	N/A	N/A
September 1, 2018 - September 30, 2018	648.6830	$ 1,142.71	N/A	N/A
	2,324.2440	$ 1,161.31
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

Date: November 8, 2018

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: November 8, 2018

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.