Form 10-K
period 2018-12-31
EMERGING CTA PORTFOLIO LP
filed 2019-03-26
CIK 1269190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes    No X

Limited Partnership Redeemable Units with an aggregate value of $37,778,795 of Class A and $20,608 of Class Z were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 28, 2019, 24,052.1430 Limited Partnership Class A Redeemable Units were  outstanding and 21.2650 Limited Partnership Class Z Redeemable Units were outstanding.

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

Between December 1, 2003 (commencement of the offering period) and August 5, 2004, 20,872 units of limited partnership interest (“Redeemable Units”) were sold at $1,000 per Redeemable Unit. The proceeds of the initial offering were held in an escrow account until August 6, 2004, at which time they were remitted to the Partnership for trading. The Partnership privately and continuously offers Redeemable Units to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership. Subscriptions of additional Redeemable Units and additional general partner contributions and redemptions of Redeemable Units for the years ended December 31, 2018, 2017 and 2016 are reported in the Statements of Changes in Partners’ Capital under “Item 8. Financial Statements and Supplementary Data.”

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

During the years ended December 31, 2018, 2017 and 2016, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank N.A. (“JPMorgan”) was also a foreign exchange forward contract counterparty for certain Funds. The Partnership/Funds deposited a portion of their cash in non-trading bank accounts at JPMorgan.

As of September 1, 2011, the Partnership began offering three classes of limited partnership interests: Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units; each of which will be referred to as a “Class” and collectively referred to as the “Classes.” All Redeemable Units issued prior to September 1, 2011 were deemed “Class A Redeemable Units.” The rights, liabilities, risks, and fees associated with investment in the Class A Redeemable Units were not changed. Class A Redeemable Units and Class D Redeemable Units are available to taxable U.S. individuals and institutions, U.S. tax exempt individuals and institutions and non-U.S. investors. Class Z Redeemable Units are offered to certain employees of Morgan Stanley and its subsidiaries (and their family members). The Class of Redeemable Units that a limited partner of the Partnership receives upon subscription will generally depend upon the amount invested in the Partnership or the status of the limited partner, although the General Partner may determine to offer a particular Class of Redeemable Units to investors at its discretion. Class Z Redeemable Units were first issued on July 1, 2017. As of December 31, 2018, there were no Redeemable Units outstanding in Class D.

All trading decisions are made for the Partnership by its trading advisors (the “Advisors”). As of December 31, 2018, AE Capital PTY Limited (“AE Capital”), Harbour Square Capital Management LLC (“Harbour Square”), Independent View BV (“Independent View”), Katonah Capital Partners Management, LLC (“Katonah”) and SECOR Capital Advisors, LP (“SECOR”) served as the Partnership’s major commodity trading advisors. Effective October 1, 2018, the Partnership, the General Partner, The Cambridge Strategy (Asset Management) Limited (“Cambridge”) and Mesirow Financial International UK Limited (“Mesirow”) entered into a novation, assignment and assumption agreement, dated September 28, 2018, pursuant to which Cambridge transferred all of its future rights, obligations, and liabilities under that certain amended and restated management agreement, by and among the General Partner, the Partnership and Cambridge, dated as of October 1, 2013, as amended January 1, 2018 (collectively, the “Initial Advisory Agreement”), to Mesirow. From October 1, 2018 until its termination effective October 31, 2018, Mesirow had undertaken to perform the Initial Advisory Agreement and be bound by its terms in every way as if it were the original party to it in place of Cambridge.

Effective March 1, 2018, Launchpad Capital Management, LLC (“Launchpad”) ceased to act as a commodity trading advisor to the Partnership. Effective April 30, 2018, Buttonwood Merchants, LLC (“Buttonwood”) ceased to act as a commodity trading advisor to the Partnership. Effective February 28, 2017, Willowbridge Associates Inc. (“Willowbridge”) ceased to act as a commodity trading advisor to the Partnership. Effective September 30, 2016, Centurion Investment Management, LLC (“Centurion”) ceased to act as a commodity trading advisor to the Partnership. Effective July 31, 2016, Perella Weinberg Partners Capital Management LP (“Perella”) ceased to act as a commodity trading advisor to the Partnership. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through individually managed accounts, or indirectly, through its investment in the Funds. In addition, the General Partner may allocate the Partnership’s assets to additional non-major trading advisors (i.e. commodity trading advisors allocated less than 10% of the Partnership’s assets). Information about advisors allocated less than 10% of the Partnership’s assets may not be disclosed. The General Partner may also allocate less than 10% of the Partnership’s assets to a new trading advisor or another trading program of a current Advisor. References herein to the “Advisors” may also include, as relevant, references to Mesirow, Cambridge, Launchpad, Willowbridge, Perella, Centurion, Blackwater Capital Management, LLC (“Blackwater”), 300 North Capital LLC (“300 North Capital”), Principle Capital Management LLC (“Principle”) and Buttonwood.

SECOR Master Fund L.P. (“SECOR Master”), CMF AE Capital Master Fund LLC (“AE Capital Master”) and the Partnership have, and, prior to their respective full redemptions, CMF Willowbridge Master Fund L.P. (“Willowbridge Master”), Cambridge Master Fund L.P. (“Cambridge Master”), Blackwater Master Fund L.P. (“Blackwater Master”) and PGM Master Fund L.P. (“PGM Master”) had, entered into futures brokerage account agreements and foreign exchange brokerage account agreements with MS&Co. CMF Harbour Square Master Fund LLC (“Harbour Square Master”) has entered into a futures brokerage account agreement with MS&Co. SECOR Master, AE Capital Master and Harbour Square Master are collectively referred to as the “Funds.” References herein to “Funds” may also include as relevant, reference to Cambridge Master, Willowbridge Master, Blackwater Master, PGM Master, Principle Master Fund L.P. (“Principle Master”) and 300 North Capital Master Fund L.P. (“300 North Master”).

Effective July 12, 2017, SECOR Master and, prior to its full redemption, Cambridge Master, each entered into certain agreements with JPMorgan in connection with trading in forward foreign currency contracts on behalf of the referenced Funds and indirectly, the Partnership. These agreements include a foreign exchange and bullion authorization agreement (“FX Agreement”), an International Swap Dealers Association, Inc. master agreement (“Master Agreement”), a schedule to the Master Agreement, a 2016 credit support annex for variation margin to the schedule and an institutional account agreement. In addition to SECOR Master and Cambridge Master, SECOR and Mesirow/Cambridge are or were parties to the FX Agreements for the Funds to which each acts or acted as advisor. Under each FX Agreement, JPMorgan charges a fee on the aggregate foreign currency transactions entered into on behalf of the respective Fund during a month.

On October 10, 2018, Cambridge, Mesirow, Cambridge Master and JPMorgan entered into an amendment and assignment agreement (the “Assignment Agreement”), effective as of October 1, 2018, to the FX Agreement pursuant to which Cambridge assigned to Mesirow all of its rights, liabilities, duties and obligations under and in respect of the FX Agreement, Mesirow accepted such assignment and assumed all rights, liabilities, duties and obligations under and in respect of the FX Agreement and JPMorgan consented to such assignment and assumption. Pursuant to the Assignment Agreement, all references to Cambridge were replaced by references to Mesirow, and all references to “Investment Manager” are deemed to refer to Mesirow.

On October 10, 2018, Cambridge Master and JPMorgan entered into an amendment (the “ISDA Amendment”), effective as of October 1, 2018, to the schedule to the Master Agreement, dated as of July 12, 2017, between Cambridge Master and JPMorgan. Pursuant to the ISDA Amendment, all references to Cambridge were replaced by references to Mesirow.

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

On August 1, 2016, the Partnership allocated a portion of its assets to Harbour Square, which until December 31, 2017 were managed and traded directly by Harbour Square pursuant to Harbour Square’s Discretionary Energy Program through a trading account in the Partnership’s name. Effective January 1, 2018, the assets allocated to Harbour Square were transferred into Harbour Square Master, a limited liability company organized under the limited liability company laws of the State of Delaware, through which they are managed and traded by Harbour Square pursuant to the same strategy. Harbour Square Master permits accounts managed by Harbour Square using Harbour Square’s Discretionary Energy Program, a proprietary, discretionary trading system, to invest together in one trading vehicle. The General Partner is the trading manager to Harbour Square Master. Individual and pooled accounts currently managed by Harbour Square, including the Partnership, are permitted to be members of Harbour Square Master. The Trading Manager and Harbour Square believe that trading through this structure promotes efficiency and economy in the trading process. The Trading Manager and Harbour Square Master have agreed that Harbour Square will trade the Partnership’s assets allocated to Harbour Square Master at a level that is up to 1.5 times the amount of the assets allocated. The amount of leverage may be changed in the future.

On February 1, 2017, the Partnership allocated a portion of its assets to AE Capital, which were managed and traded directly by AE Capital pursuant to AE Capital’s AE Systematic FX Fund Program through a trading account in the Partnership’s name from March 1, 2017 until January 31, 2018. Effective February 1, 2018, the assets allocated to AE Capital were transferred into AE Capital Master, a limited liability company organized under the limited liability company laws of the State of Delaware, through which they are managed and traded by AE Capital pursuant to the same strategy. AE Capital Master permits accounts managed by AE Capital using AE Capital’s AE Systematic FX Fund Program, a proprietary systematic strategy, to invest together in one trading vehicle. The General Partner is also the trading manager to AE Capital Master. Individual and pooled accounts currently managed by AE Capital, including the Partnership, are permitted to be members of AE Capital Master. The Trading Manager and AE Capital believe that trading through this master/feeder structure promotes efficiency and economy in the trading process.

On November 1, 2010, the assets allocated to Blackwater for trading were invested in Blackwater Master, a limited partnership organized under the partnership laws of the State of Delaware. Effective September 30, 2015, the Partnership fully redeemed its investment in Blackwater Master.

On September 1, 2012, the assets allocated to Cambridge for trading were invested in Cambridge Master, a limited partnership organized under the partnership laws of the State of Delaware. From October 1, 2018 until its termination effective October 31, 2018, Mesirow had undertaken to perform the Initial Advisory Agreement and be bound by its terms in every way as if it were the original party to it in place of Cambridge. Effective October 31, 2018, the Partnership fully redeemed its investment in Cambridge Master.

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

On November 1, 2018, the Partnership allocated a portion of its assets to Katonah. Katonah began trading the assets directly pursuant to Katonah’s Laplace Program through a managed account in the Partnership’s name.

On September 1, 2017, the Partnership allocated a portion of its assets to Launchpad. Launchpad began trading the assets directly pursuant to Launchpad’s MJP Commodity Strategy through a managed account in the Partnership’s name. Effective March 1, 2018, Launchpad transferred its rights and obligations under its management agreement with the Partnership and the General Partner to Buttonwood, and Buttonwood entered into a new management agreement with the Partnership and the General Partner pursuant to which Buttonwood assumed Launchpad’s rights and obligations. Buttonwood traded and managed the Partnership’s assets allocated to Buttonwood pursuant to its Liquid Commodity Strategy through a managed account in the Partnership’s name up to April 30, 2018. Effective April 30, 2018, Buttonwood ceased to act as a commodity trading advisor to the Partnership.

The General Partner is not aware of any material changes to any of the trading programs discussed above during the fiscal period ended December 31, 2018.

The Funds’ and the Partnership’s trading of futures, forward, swap and option contracts, as applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. During the years ended 2018, 2017 and 2016, the Funds and the Partnership engaged in such trading through commodity brokerage accounts maintained with MS&Co.

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

For the period January 1, 2018 through December 31, 2018, the approximate average market sector allocation for the Partnership was as follows:

As of December 31, 2018, the Partnership owned approximately 15.3% of SECOR Master, 31.3% of Harbour Square Master and 13.2% of AE Capital Master. Prior to the close of business on December 31, 2017, the Partnership owned approximately, 27.2% of SECOR Master and 4.9% of Cambridge Master. It is the Partnership’s intention to continue to invest in the Funds (except Willowbridge Master and Cambridge Master). The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same as they would be if the Partnership traded directly and the redemption rights are not affected.

The General Partner administers the business and affairs of the Partnership, including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisors, (ii) allocating and reallocating the Partnership’s assets among the commodity trading advisors and (iii) monitoring the activities of the commodity trading advisors. The Partnership pays the General Partner a monthly administrative fee (“General Partner fees”) equal to 1/12 of 1.00% (1.00% per year) of month-end net assets. Prior to October 1, 2014, the Partnership paid the General Partner a monthly administrative fee equal to 1/24 of 1.00% (0.5% per year) of month-end net assets. Month-end net assets, for the purpose of calculating General Partner fees, are net assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s ongoing selling agent fees, management fees, incentive fee accruals, the General Partner fee and any redemptions or distributions as of the end of such month.

The Partnership will also pay the General Partner an incentive fee payable annually equal to 5% of the Partnership’s overall New Trading Profits, as defined in the Limited Partnership Agreement, earned in each calendar year. For the years ended December 31, 2018, 2017 and 2016, there were no incentive fees earned by the General Partner.

The General Partner, on behalf of the Partnership, entered into management agreements (each, a “Management Agreement”) with the Advisors, each of which is a registered commodity trading advisor. The Advisors are not affiliated with one another, are not affiliated with the General Partner or MS&Co. and are not responsible for the organization or operation of the Partnership. Effective January 1, 2018, SECOR receives a monthly management fee equal to 1.15% per year of month-end net assets allocated to SECOR. From January 1, 2016 until December 31, 2017, SECOR received a monthly management fee equal to 1.75% per year. Prior to January 1, 2016, SECOR received a monthly management fee equal to 2.00% per year. Effective January 1, 2018, Harbour Square receives a monthly management fee equal to 1.15% per year of month-end net assets allocated to Harbour Square. Prior to January 1, 2018, Harbour Square received a monthly management fee equal to 1.25% per year. Independent View receives a monthly management fee equal to 1.25% per year of month-end net assets allocated to Independent View. AE Capital receives a monthly management fee equal to 1.50% per year of the month-end net assets allocated to AE Capital. Katonah receives a monthly management fee equal to 1.00% per year of the month-end net assets allocated to Katonah.

From October 1, 2018 until its termination on October 31, 2018, the Partnership paid to Mesirow a monthly management fee equal to 1.00% per year of month-end net assets allocated to Mesirow. From January 1, 2018 to September 30, 2018, Cambridge received a monthly management fee equal to 1.00% per year of month-end net assets allocated to Cambridge. Prior to January 1, 2018, Cambridge received a monthly management fee equal to 1.50% per year of month-end net assets allocated to Cambridge. From March 1, 2018 until its termination on April 30, 2018, Buttonwood received a monthly management fee equal to 1.00% per year of the month-end net assets allocated to Buttonwood. Prior to its termination on March 1, 2018, Launchpad received a monthly management fee equal to 1.00% per year of the month-end net assets allocated to Launchpad. Prior to its termination on February 28, 2017, Willowbridge received a monthly management fee equal to 1.50% per year of month-end net assets allocated to Willowbridge. Prior to its termination on July 31, 2016, Perella received a monthly management fee equal to 1.50% per year of month-end net assets allocated to Perella. From January 1, 2016 until its termination on September 30, 2016, Centurion received a monthly management fee equal to 1.00% per year of month-end net assets allocated to Centurion. Prior to January 1, 2016, Centurion received a monthly management fee equal to 1.25% per year. Prior to its termination on September 30, 2015, Blackwater received a monthly management fee equal to 0.75% per year of month-end net assets allocated to Blackwater. Prior to its termination on July 31, 2014, Principle received a monthly management fee equal to 1.50% per year of month-end net assets allocated to Principle. Prior to its termination on October 31, 2014, 300 North Capital received a monthly management fee equal to 1.50% per year of month-end net assets allocated to 300 North Capital. Month-end net assets, for the purpose of calculating management fees are net assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fees, incentive fee accruals, the General Partner fee, ongoing selling agent fee and any redemptions or distributions as of the end of such month. Each Management Agreement may be terminated upon notice by either party.

In addition, the Partnership is obligated to pay each Advisor an incentive fee. The Partnership pays Harbour Square, Independent View and AE Capital an incentive fee, payable quarterly, equal to 20% of New Trading Profits, as defined in each Management Agreement, earned by the relevant Advisor for the Partnership during each calendar quarter. Effective January 1, 2018, the Partnership pays SECOR an annual incentive fee of 25% of New Trading Profits, as defined in the Management Agreement with SECOR, earned by SECOR for the Partnership during each calendar year. Prior to January 1, 2018, the Partnership paid SECOR an incentive fee, payable quarterly, equal to 20% of New Trading Profits, earned by SECOR for the Partnership during each calendar quarter. The Partnership is obligated to pay Katonah an incentive fee, payable semi-annually, equal to 20% of New Trading Profits as defined in its Management Agreement.

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

Prior to its termination on October 31, 2018, Mesirow was eligible to receive an incentive fee payable annually, equal to 15% of New Trading Profits, as defined in its Management Agreement with the General Partner, earned by Mesirow for the Partnership each calendar year. From January 1, 2018 to September 30, 2018, Cambridge was eligible to receive an incentive fee, payable annually, equal to 15% of New Trading Profits, as defined in its Management Agreement with the General Partner, earned by Cambridge for the Partnership during each calendar year. Prior to January 1, 2018, Cambridge was eligible to receive an incentive fee, payable quarterly, equal to 15% of New Trading Profits, earned by Cambridge for the Partnership during each calendar quarter. From March 1, 2018 until its termination on April 30, 2018, Buttonwood was eligible to receive an incentive fee, payable quarterly, equal to 20% of New Trading Profits, as defined in its Management Agreement, earned by Buttonwood for the Partnership during each calendar quarter. Prior to March 1, 2018, Launchpad was eligible to receive an incentive fee, payable quarterly, equal to 20% of New Trading Profits, as defined in its Management Agreement, earned by Launchpad for the Partnership during each calendar quarter. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not receive an incentive fee until the Advisor recovers the net loss incurred and earns additional trading profits for the Partnership.

The Partnership entered into a customer agreement with MS&Co. (the “Customer Agreement”) and a selling agent agreement with Morgan Stanley Smith Barney LLC, doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”) (the “Selling Agreement”).

Under the Customer Agreement and the foreign exchange brokerage account agreement, the Partnership pays trading fees for the clearing and, where applicable, execution of transactions, as well as exchange, clearing, user, give-up, floor brokerage, and National Futures Association (“NFA”) fees (the “clearing fees”) directly and indirectly through its investment in the Funds. Clearing fees are allocated to the Partnership based on its proportionate share of each Fund. Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. All of the Partnership’s assets available for trading in commodity interests not held in the Funds’ accounts at MS&Co. and JPMorgan are deposited in the Partnership’s accounts at MS&Co. The Partnership’s cash deposited with MS&Co. is held in segregated bank accounts to the extent required by Commodity Futures Trading Commission (“CFTC”) regulations. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At December 31, 2018 and 2017, the amount of cash held for margin requirements was $2,756,546 and $2,501,707, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. MS&Co. has agreed to pay the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account at the rate equal to the monthly average of the 4-Week U.S. Treasury bill discount rate. The Customer Agreement may generally be terminated upon notice by either party.

Under the Selling Agreement, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee. Prior to April 1, 2014, this monthly ongoing selling agent fee was equal to (i) 7/24 of 1.00% (3.50% per year) of month-end net assets for Class A Redeemable Units, (ii) 5/48 of 1.00% (1.25% per year) of month-end net assets for Class D Redeemable Units and (iii) 1/24 of 1.00% (0.50% per year) of month-end net assets for Class Z Redeemable Units. Effective April 1, 2014, the monthly ongoing selling agent fee was reduced to 5/24 of 1% (2.50% per year) for Class A Redeemable Units. Effective October 1, 2014, the monthly ongoing selling agent fee was (i) reduced to 4/24 of 1.00% (2.00% per year) for Class A Redeemable Units, (ii) reduced to 3/48 of 1.00% (0.75% per year) for Class D Redeemable Units and (iii) eliminated for Class Z Redeemable Units. Morgan Stanley Wealth Management pays a portion of its ongoing selling agent fees to properly registered or exempted financial advisors who have sold Redeemable Units. Month-end net assets, for the purpose of calculating ongoing selling agent fees, are net assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s ongoing selling agent fees, incentive fee accruals, the monthly management fees, the General Partner fee and other expenses and any redemptions or distributions as of the end of such month.

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

(b) Financial Information about Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 is set forth under “Item 6. Selected Financial Data.” The Partnership’s capital as of December 31, 2018 was $29,858,673.

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

Conflicts of interest exist.

The Partnership is subject to numerous conflicts of interest including those that arise from the fact that:

1.      The General Partner and the Partnership’s/Funds’ commodity broker are affiliates;

2.      Each of the Advisors, the Partnership’s/Funds’ commodity broker, the General Partner and their principals and affiliates may trade in commodity interests for their own accounts;

3.      An investor’s financial advisor will receive ongoing compensation for providing services to the investor’s account with respect to Class A and Class D Redeemable Units; and

4.      The General Partner, on behalf of the Partnership, may purchase shares from money market mutual funds affiliated and/or unaffiliated with the General Partner.

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

The CFTC and U.S. exchanges have established speculative position limits on the maximum net long or net short positions which any person or a group of persons may hold or control in particular futures, options on futures and swaps that perform a significant price discovery function. Most exchanges also limit the amount of fluctuation in commodity futures contract prices on a single trading day. The Advisors believe that established speculative position and trading limits will not have a materially adverse effect on trading for the Partnership/Funds. The trading instructions of an Advisor, however, may have to be modified, and positions held directly and indirectly by the Partnership through its investments in the Funds may have to be liquidated, in order to avoid exceeding these limits. Such modification or liquidation could adversely affect the operations and profitability of the Partnership/Funds by increasing transaction costs to liquidate positions and foregoing potential profits on the liquidated positions.

In December 2016, the CFTC re-proposed new rules regarding speculative position limits, replacing a prior proposal from November 2013. These rules, if adopted in substantially the same form, will impose position limits on certain futures and option contracts and physical commodity swaps that are “economically equivalent” to such contracts. If enacted these rules could have an adverse effect on an Advisor’s trading for the Partnership/Funds.

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

Tax Laws Are Subject To Change at Any Time.

Tax laws and court and Internal Revenue Service (“IRS”) interpretations thereof are subject to change at any time, possibly with retroactive effect.

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

The Tax Cuts and Jobs Act makes numerous other large and small changes to the federal income tax rules that may affect the Partnership’s investors and may directly or indirectly affect the Partnership. Moreover, Congressional leaders have recognized that the process of adopting extensive tax legislation in a short amount of time without hearings and substantial time for review is likely to have led to drafting errors, issues needing clarification, and unintended consequences that will have to be reviewed in subsequent tax legislation. At this point, it is not clear when Congress will address these issues or when the IRS will issue administrative guidance on the changes made in the Tax Cuts and Jobs Act.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2018, 2017, 2016, 2015, and 2014. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. Please refer to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2018 Audited Financial Statement.

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

Civil Litigation

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co. knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied MS&Co.’s motion to dismiss the complaint. On June 27, 2018, the Firm filed a motion for summary judgment and spoliation sanctions against CDIB. On December 21, 2018, the court denied MS&Co.’s motion for summary judgment and granted in part MS&Co.’s motion for sanctions related to the spoliation of evidence. On January 18, 2019, CDIB filed a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. On January 24, 2019, CDIB filed a notice of appeal from the court’s December 21, 2018 order, and on January 25, 2019, MS&Co. filed a notice of appeal from the same order. Based on currently available information, MS&Co. believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. On January 18, 2017, the court entered an order dismissing all claims related to an additional securitization at issue. After those dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $65 million. At December 31, 2018, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $37 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $37 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At December 31, 2018, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $23 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $23 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

In August of 2017, MS&Co. was named as a defendant in a purported antitrust class action in the United States District Court for the United States District Court for the Southern District of New York styled Iowa Public Employees’ Retirement System et al. v. Bank of America Corporation et al. Plaintiffs allege, inter alia, that MS&Co., together with a number of other financial institution defendants, violated U.S. antitrust laws and New York state law in connection with their alleged efforts to prevent the development of electronic exchange-based platforms for securities lending. The class action complaint was filed on behalf of a purported class of borrowers and lenders who entered into stock loan transactions with the defendants. The class action complaint seeks, among other relief, certification of the class of plaintiffs and treble damages. On September 27, 2018, the court denied the defendants’ motion to dismiss the class action complaint.

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

Item 4. Mine Safety Disclosures. Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information. The Partnership has issued no stock. There is no public market for the Redeemable Units.

(b)	Holders. The number of holders of Class A Redeemable Units and Class Z Redeemable Units as of February 28, 2019 was 436 and 2, respectively. There are no Redeemable Units outstanding in Class D.

(c)	Dividends. The Partnership did not declare any distributions in 2018 or 2017. The Partnership does not intend to declare distributions in the foreseeable future.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans. None.

(e)	Performance Graph. Not applicable.

(f)

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. For the year ended December 31, 2018, there were subscriptions of 64.7120 Class A Redeemable Units totaling $75,000. For the year ended December 31, 2017, there were subscriptions of 334.4200 Class A Redeemable Units totaling $407,041 and subscriptions of 21.2650 Class Z Redeemable Units totaling $20,784. For the year ended December 31, 2016, there were subscriptions of 544.1480 Class A Redeemable Units totaling $697,000.

Redeemable Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Section 506 of Regulation D promulgated thereunder. The Redeemable Units are purchased by accredited investors as described in Regulation D. In determining the applicability of the exemption, the General Partner relies on the fact that the Redeemable Units are purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used in the trading of commodity interests, including futures, option and forward contracts.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers. The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2018 - October 31, 2018	846.8220	$1,177.59	N/A	N/A
November 1, 2018 - November 30, 2018	1,435.2320	$1,170.50	N/A	N/A
December 1, 2018 - December 31, 2018	2,141.9500	$1,151.83	N/A	N/A
	4,424.0040	$1,162.82

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

Item 6. Selected Financial Data.

Total investment income, total expenses, total trading results, net income (loss) and increase (decrease) in net asset value per Redeemable Unit for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 and net asset value per Redeemable Unit and total assets as of December 31, 2018, 2017, 2016, 2015 and 2014 were as follows:

	2018	2017	2016	2015	2014
Total investment income	$604,950	$429,611	$177,756	$24,184	$25,253
Total expenses	(2,400,014)	(3,384,945)	(5,048,596)	(7,728,655)	(10,858,959)
Total trading results	1,559,616	(820,027)	502,983	5,795,803	7,295,780

Net income (loss)	$(235,448)	$(3,775,361)	$(4,367,857)	$(1,908,668)	$(3,537,926)

Increase (decrease) in net asset value per Redeemable Unit:
Class A	$(10.35)	$(92.11)	$(73.87)	$(26.14)	$3.90

Class Z	$10.72	$(46.69)	$-	$-	$-

Net asset value per Redeemable Unit:
Class A	$1,151.83	$1,162.18	$1,254.29	$1,328.16	$1,354.30

Class Z	$964.03	$953.31	$-	$-	$-

Total assets	$32,635,565	$44,270,612	$67,541,872	$97,470,590	119,213,383

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Partnership, directly and through its investment in the Funds, aims to achieve substantial capital appreciation and permit investors to diversify a traditionally structured stock and bond portfolio. The Partnership attempts to accomplish its objectives through speculative trading in U.S. and international markets for currencies, interest rates, stock indices, agricultural and energy products and precious and base metals, directly or through investment in the Funds. The Partnership/Funds may employ futures, option on futures, forward, option on forward, spot and swap contracts, cash commodities and any other rights or interest pertaining thereto, in those markets. The Partnership/Funds may also enter into swap and other derivative transactions with the approval of the General Partner.

The General Partner manages all business of the Partnership/Funds. The General Partner has delegated its responsibility for the investment of the Partnership’s assets to the Advisors. The General Partner engages a team of approximately 20 professionals whose primary emphasis is on attempting to maintain quality control among the Advisors to the funds operated or managed by the General Partner. A full-time staff of due diligence professionals use proprietary technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provides processing of subscriptions and redemptions and reporting to limited partners and regulatory authorities. The General Partner also includes staff involved in marketing and sales support.

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

As of December 31, 2018, the programs traded by SECOR, Harbour Square, Independent View, AE Capital and Katonah on behalf of the Partnership were: SECOR — a variation of the program traded by SECOR Alpha Master Fund L.P., Harbour Square — Discretionary Energy Program, Independent View — IV Quantitative Futures Fund Program, AE Capital — AE Systematic FX Fund Program, Katonah — Laplace Program and prior to their terminations, Mesirow/Cambridge — Asian Markets Alpha Programme and Emerging Markets Alpha Programme and Buttonwood/Launchpad — Liquid Commodity Strategy (formerly, the MJP Commodity Strategy). The General Partner may modify or terminate the allocation of assets among the Advisors at any time and may allocate assets to additional Advisors at any time.

As of December 31, 2018 and September 30, 2018, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	December 31, 2018	December 31, 2018 (percentage of Partners’ Capital)	September 30, 2018	September 30, 2018 (percentage of Partners’ Capital)
SECOR	$5,373,264	18%	$8,390,496	24%
Cambridge	-	-%	817,289	2%
Harbour Square	2,505,307	8%	9,134,960	26%
AE Capital	2,600,217	9%	4,666,366	14%
Independent View	9,097,038	31%	11,690,757	34%
Katonah	10,282,847	34%	-	-%

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

Katonah Capital Partners Management, LLC

The Laplace Program (the “Program”) is a Bayesian machine learning approach that systematically estimates expected returns and drawdowns. The Program trades over sixty different liquid futures markets, across all four major asset classes (equities, forex, fixed income, and commodities). Katonah utilizes data derived from both price and fundamental sources. The Program is a robust framework without a bias towards a particular trading strategy and aims to have minimal exposure to volatility, trend, liquidity, or evolving correlation. As the market environment changes the Program’s machine learning process helps in navigating through evolving conditions, while constructing a portfolio that prioritizes capital preservation and limits drawdowns.

Mesirow Financial International UK Limited/The Cambridge Strategy (Asset Management) Limited

Asian Markets Alpha Programme

The Asian Markets Alpha Programme aimed to profit from short and medium term moves in the Asian markets’ currency pairs. To achieve this, the Advisor employed a largely systematic approach, designed to perform across diverse market environments. The process combined three decision making tools: a Systematic Technical Strategy, a Systematic Fundamental Strategy and a Market Information Strategy. During periods of higher volatility, the Systematic Technical Strategy used a series of proprietary trading algorithms operating over multiple timeframes. The algorithms combined trend continuation and trend reversal signals. During periods of lower volatility, the Systematic Fundamental Strategy reflected a predetermined set of positions designed to reflect ‘market’ views on the relative attractiveness of currencies versus the U.S. dollar, thereby realizing the inherent benefits of the carry trade. The Market Information Strategy leveraged the experience and global network of the Advisor’s portfolio managers to understand and exploit the behavior of other market participants and to participate in hedging and investment flows. It had characteristics often associated with discretionary managers. The Advisor’s proprietary Global Volatility Indicator served as the Advisor’s regime shifting mechanism within the systematic strategies. The Advisor believed that long run success is achieved through successful mitigation of downside returns with risk controlled at the portfolio, strategy and individual trade levels.

Emerging Markets Alpha Programme

The Emerging Markets Alpha Programme aimed to profit from short and medium term moves in the developing markets’ currency pairs. To achieve this, the Advisor employed a largely systematic approach, designed to perform across diverse market environments. The process combined three decision making tools: a Systematic Technical Strategy, a Systematic Fundamental Strategy and a Market Information Strategy. During periods of higher volatility, the Systematic Technical Strategy used a series of proprietary trading algorithms operating over multiple timeframes. The algorithms combined trend continuation and trend reversal signals. During periods of lower volatility, the Systematic Fundamental Strategy reflected a predetermined set of positions designed to reflect ‘market’ views on the relative attractiveness of currencies versus the U.S. dollar, thereby realizing the inherent benefits of the carry trade. The Market Information Strategy leveraged the experience and global network of the Advisor’s portfolio managers to understand and exploit the behavior of other market participants and to participate in hedging and investment flows. It had characteristics often associated with discretionary managers. The Advisor’s proprietary Global Volatility Indicator served as the Advisor’s regime shifting mechanism within the systematic strategies. The Advisor believed that long run success is achieved through successful mitigation of downside returns with risk controlled at the portfolio, strategy and individual trade levels.

Buttonwood Merchants, LLC/Launchpad Capital Management, LLC

The Advisor was a discretionary commodity manager with a focus on systematic market research, which was reflected in the Liquid Commodity Strategy/MJP Commodity Strategy. According to this strategy, successful alpha generation in the commodity space required a methodology for interpreting price signals as either moving a market towards or away from fundamental value. It was the accurate determination of the time to and price from which a reversion to fundamental value occurred that made a successful trade.

No assurance can be given that the Advisors’ strategies will be successful or that they will generate profits for the Partnership.

Specific Fund level performance information is included in Note 6 to the Partnership’s financial statements included in “Item 8. Financial Statements and Supplementary Data.”

For the period January 1, 2018 through December 31, 2018 the average allocation by commodity market sector for each of the Funds was as follows:

Secor Master Fund L.P.
Currencies		29.50%
Energy		3.20%
Grains		3.80%
Indices		38.70%
Interest Rates U.S.		1.40%
Interest Rates Non-U.S.		8.30%
Livestock		2.30%
Metals		8.20%
Softs		4.60%
CMF Harbour Square Master Fund LLC

Energy		100.00%
CMF AE Capital Master Fund LLC
Currencies		100.00%

(a) Liquidity.

The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Funds, (ii) redemptions receivable from the Funds, (iii) equity in trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options purchased at fair value and investment in U.S. Treasury bills at fair value, if applicable, (iv) cash at bank and (v) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments and investment in the Funds.

While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2018.

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

From January 1, 2018 through December 31, 2018, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 13.1%. The foregoing margin to equity ratio takes into account cash held in the Partnership’s name, as well as the allocable value of the positions and cash held on behalf of the Partnership in the name of the Funds.

In the normal course of business, the Partnership and the Funds are parties to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include futures, forwards, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or OTC. Exchange-traded instruments include futures and certain standardized forward, swap and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time, approximately 3.9% to 52.4% of the Partnership’s/Funds’ contracts are traded OTC.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds have credit risk and concentration risk, as MS&Co., an MS&Co. affiliate or JPMorgan are counterparties or brokers with respect to the Partnership’s/Funds’ assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co. and/or an MS&Co. affiliate, the Partnership’s/Funds’ counterparty is an exchange or clearing organization.

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

Other than the risks inherent in U.S. Treasury bills, money market mutual fund securities, commodity futures and other derivatives, the Partnership/Funds know of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership’s/Funds’ liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides that the Partnership will cease trading operations and liquidate all open positions under certain circumstances including a decrease in net asset value per Redeemable Unit of any class to less than $400 as of the close of business on any trading day. In addition, the General Partner may, in its sole discretion, cause the Partnership to dissolve if the Partnership’s aggregate net assets decline to less than $1,000,000.

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

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem its Redeemable Units at their net asset value as of the end of each month, on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions are generally funded out of the Partnership’s cash holdings and/or redemptions from the Funds. For the year ended December 31, 2018, 9,982.5380 Class A Redeemable Units were redeemed totaling $11,623,491 and 102.2200 General Partner Class Z Redeemable Units were redeemed totaling $100,000. For the year ended December 31, 2017, 15,208.6060 Class A Redeemable Units were redeemed totaling $18,600,473, 572.7556 General Partner Class A Redeemable Units were redeemed totaling $706,349 and 157.3470 General Partner Class Z Redeemable Units were redeemed totaling $150,000. For the year ended December 31, 2016, 20,386.6212 Class A Redeemable Units were redeemed totaling $26,455,938 and 241.8090 General Partner Class A Redeemable Units were redeemed totaling $311,128.

The Partnership continues to offer Redeemable Units at the net asset value per Redeemable Unit per Class as of the end of each month. For the year ended December 31, 2018, there were subscriptions of 64.7120 Class A Redeemable Units totaling $75,000. For the year ended December 31, 2017, there were subscriptions of 334.4200 Class A Redeemable Units totaling $407,041, 21.2650 Class Z Redeemable Units totaling $20,784 and 656.2520 General Partner Class Z Redeemable Units totaling $656,252. For the year ended December 31, 2016, there were subscriptions of 544.1480 Class A Redeemable Units totaling $697,000.

(c) Results of Operations.

For the year ended December 31, 2018, the net asset value per Class A Redeemable Unit decreased 0.9% from $1,162.18 to $1,151.83. For the year ended December 31, 2018, the net asset value per Class Z Redeemable Unit increased 1.1% from $953.31 to $964.03. For the year ended December 31, 2017, the net asset value per Class A Redeemable Unit decreased 7.3% from $1,254.29 to $1,162.18. For the period from July 1, 2017 (date of first issuance) to December 31, 2017, the net asset value per Class Z Redeemable Unit decreased 4.7% from $1,000.00 to $953.31. For the year ended December 31, 2016, the net asset value per Class A Redeemable Unit decreased 5.6% from $1,328.16 to $1,254.29.

The Partnership experienced a net trading gain (before fees and expenses) in the year ended December 31, 2018 of $1,559,616. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy, indices, U.S. and non-U.S. interest rates, metals and softs and were partially offset by losses in currencies, grains and livestock. The net trading gains and losses realized from the Partnership and the Funds is disclosed under Item 8. “Financial Statements and Supplementary Data.”

During the first quarter, the most notable gains were recorded in global stock index futures from long VIX futures positions after volatility spiked during February due to concerns regarding inflation and a sharp selloff in equities. Smaller gains in global stock indices were recorded in March. In commodities, gains were experienced from long positions in natural gas futures throughout the quarter as winter weather spurred heating demand. Additional commodity gains were experienced from long positions in soybeans during February and long cocoa positions throughout the quarter. Further gains were recorded in U.S. interest rate futures during January and February and in European interest rate futures during March. The Partnership’s overall trading gains for the first quarter were partially offset by trading losses within the currency sector from short positions in the “commodity currencies” versus the U.S. dollar as the value of the U.S. currency declined, while inversely commodity prices rose.

During the second quarter, the most notable losses were recorded from long positions in European bond futures and short positions in North American fixed income futures positions as prices shifted away from previous trends due to speculation regarding monetary policy. Losses within the currency sector were primarily recorded during May from positions in the Australian dollar as its relative value gyrated amid speculation of interest rate policy, trade tariffs, and economic growth. Within the agricultural markets, losses were incurred during April from short wheat futures positions as prices rose on speculation that dry weather in the U.S. would decrease output. Losses were also recorded within the metals complex during April from short positions in aluminum. Within the global equity index sector, losses were recorded during June from long positions in equity volatility index futures as continued market uncertainty challenged systematic strategies due to a lack of directional volatility. The Partnership’s overall trading losses for the second quarter were partially offset by trading gains in the energy complex during June from long futures positions in crude oil and oil distillates as prices rose after OPEC’s planned increase in oil production was estimated to not be sufficient enough to ease supply concerns. Gains were also achieved from positions in natural gas.

During the third quarter, the most notable losses were incurred within the currency sector during September from positions in the Swiss franc, Australian dollar, and British pound as the relative value of the U.S. dollar fluctuated amid a rising interest rate environment and geopolitical tensions. Losses within the global stock index sector were recorded during the quarter primarily from long positions in equity volatility index futures as prices decreased due to a lack of directional volatility. Losses in the agricultural markets were recorded during August and September from long cotton futures positions as prices dropped following trade turmoil and beneficial weather. Within the energy sector, losses were experienced during July from long positions in natural gas as prices moved lower as colder-than-expected weather reduced power generation demand. Within the global interest rate markets, losses were experienced primarily during July and September from long positions in European fixed income futures. The Partnership’s overall trading losses for the third quarter were partially offset by trading gains in the metals complex during August and September from short positions in industrial and precious metals futures as prices declined amid global trade fears coupled with the rising value of the U.S. dollar.

During the fourth quarter, the most notable gains were incurred primarily from long German, Australian, and Japanese bond futures positions, as well as from short U.S. bond futures positions during October. Within the currency sector, gains were experience during October from short positions in the euro versus the U.S. dollar as the relative value of the euro declined after European business growth fell short of expectations. Additional gains were recorded in stock indices during October from long VIX futures positions after equity volatility spiked due to concerns regarding global growth and a sharp selloff in equity prices. Smaller gains were experienced in metals during October. A portion of the Partnership’s trading gains for the fourth quarter was offset by losses recorded from long crude oil futures positions as prices dropped amid negative macro sentiment and greater-than-seasonal U.S. stock builds. Additional losses were experienced throughout the quarter from trading soybean futures positions as prices whipsawed.

The Partnership experienced a net trading loss (before fees and expenses) in the year ended December 31, 2017 of $820,027. Losses were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy, grains, U.S. and non-U.S. interest rates, livestock, metals and softs, and were partially offset by gains in currencies and indices.

During the first quarter, the Partnership recorded gains in the global stock index sector during January and March from long positions in U.S. and European equity index futures as prices rallied amid renewed bullishness relating to President Donald Trump’s policies and general positive economic sentiment across the globe. Gains were also achieved within the currency sector during the first half of February from short positions in the Swedish krona versus the U.S. dollar as the relative value of the dollar strengthened following expectations of faster U.S. economic growth. Additional currency gains were recorded in the Taiwan dollar, Indian rupee, South African rand, and euro. A portion of the Partnership’s gains for the first quarter was offset by losses experienced primarily during the first half of February from short positions in corn and wheat futures as prices rose following an improved outlook for U.S. exports. Additional losses were recorded during January from long positions in natural gas futures as prices decreased due to milder-than-normal temperatures in North America. During the second quarter, the most notable losses were recorded during late June from short wheat and soybeans futures positions as prices rose sharply after the U.S. Department of Agriculture added to supply concerns by reporting soybean and spring wheat acres were below what analysts had expected. Further losses during the quarter were incurred within the metals complex from long and short industrial metals futures positions as prices whipsawed. Within the global interest rate sector, losses were recorded primarily during the last week of June from long European fixed income futures positions. The Partnership’s losses for the second quarter were partially offset by gains achieved within the energy complex during the middle of May from long positions in crude oil as prices increased amid speculation that OPEC would extend its agreement to curb oil production. Further gains were recorded in the global stock index markets during May from long positions in European equity index futures as prices were buoyed by increased consumer confidence. During the third quarter, the most meaningful losses were recorded in the agricultural sector primarily during July from short positions in soybean futures as drought conditions in portions of the U.S. Midwest threatened crops, pushing prices higher. Within the energy complex, losses were recorded during the second half of September from long futures positions in natural gas as prices decreased amid mild weather and speculation of an increase in stockpiles.

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

Interest income on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account at MS&Co. during each month is earned at the monthly average of the 4-week U.S. Treasury bill discount rate. Any interest earned on the Partnership’s and/or each Fund’s account at MS&Co. in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Any interest income earned on collateral or excess cash deposited by certain of the Funds and held by JPMorgan in its capacity as such Funds’ forward foreign currency counterparty will be retained by such Funds, and the Partnership will receive its allocable portion of such interest from the applicable Fund. Interest income for the three and twelve months ended December 31, 2018 increased by $39,963 and $175,339, respectively, as compared to the corresponding periods in 2017. The increase in interest income is primarily due to higher 4-week U.S. Treasury bill discount rates during the three and twelve months ended December 31, 2018 as compared to the corresponding periods in 2017. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership is dependent upon (1) the average daily equity maintained in cash in the Partnership’s and/or the applicable Fund’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds, MS&Co. or JPMorgan has control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three and twelve months ended December 31, 2018 decreased by $3,941 and $42,991, respectively, as compared to the corresponding periods in 2017. The decrease in these clearing fees is primarily due to a decrease in the number of direct trades made by the Partnership during the three and twelve months ended December 31, 2018 as compared to the corresponding periods in 2017.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value of Class A Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. Ongoing selling agent fees for the three and twelve months ended December 31, 2018 decreased by $59,420 and $344,153, respectively, as compared to the corresponding periods in 2017. The decrease in ongoing selling agent fees is due to lower average net assets during the three and twelve months ended December 31, 2018 as compared to the corresponding periods in 2017.

Management fees are calculated as a percentage of the Partnership’s adjusted net assets per Class as of the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. Management fees for the three and twelve months ended December 31, 2018 decreased by $53,267 and $311,270, respectively, as compared to the corresponding periods in 2017. The decrease in management fees is due to lower average net assets during the three and twelve months ended December 31, 2018 as compared to the corresponding periods in 2017.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things (i) selecting, appointing and terminating the Partnership’s commodity trading advisors, (ii) allocating and reallocating the Partnership’s assets among the commodity trading advisors and (iii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net assets per Class as of the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. General Partner fees for the three and twelve months ended December 31, 2018 decreased by $30,200 and $170,246, respectively, as compared to the corresponding periods in 2017. The decrease in General Partner fees for the three and twelve months ended December 31, 2018 is primarily due to lower average net assets during the three and twelve months ended December 31, 2018 as compared to the corresponding periods in 2017.

Incentive fees paid by the Partnership to the Advisors are based on the new trading profits generated by each Advisor at the end of the quarter, as defined in the respective Management Agreements among the Partnership, the General Partner and each Advisor. Trading performance for the three and twelve months ended December 31, 2018 resulted in incentive fees of $62,039. Trading performance for the three months and twelve months ended December 31, 2017 resulted in incentive fees of $0 and $118,265, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

The Partnership pays professional fees, which generally include legal and accounting expenses (including legal and accounting expenses related to the offering), as well as administrative and other expenses which include certain offering costs and filing, reporting and data processing fees. Professional fees for the years ended December 31, 2018 and 2017 were $331,300 and $420,665, respectively.

The Partnership experienced a net trading gain (before fees and expenses) in the year ended December 31, 2016 of $502,983. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy, grains, non-U.S. interest rates, livestock and softs, and were partially offset by losses in U.S. interest rates, metals and indices.

The most significant losses were recorded within the metals complex during February and March from short base metals futures positions as prices rose on optimism that demand would improve in China after the government signaled increased support for the economy through higher spending and measures to boost lending. During April, additional losses in this sector were experienced from short silver futures positions as prices rose as a decrease in the value of U.S. dollar spurred investor demand for precious metals. Losses were incurred during August and September from long and short futures positions in industrial metals as prices whipsawed on speculation of Chinese demand. Losses were experienced within the stock indices during January from long positions in U.S. and European equity index futures as prices declined sharply amid a slowdown in China, a drop in oil prices, and weak corporate earnings. Additional losses were incurred in this sector during February from long positions in Asian equity index futures as prices moved lower amid ongoing concerns over the Chinese economy. Losses in this sector were also incurred during the second quarter from long and short global equity index futures positions. During October, losses within this sector were recorded primarily from long positions in FTSE Index futures as British equity prices fluctuated throughout the month amid speculation regarding the country’s future relationship with the European Union. During November, losses in the global stock indices were from short positions in Pacific Rim equity index futures as a growing positive economic sentiment pushed prices higher. Additional losses in this sector were recorded from short European equity index futures as prices rose after the European Central Bank extended its quantitative easing program. A portion of the Partnership’s losses for the year was offset by gains achieved within the global interest rates sector during January and May from long Canadian bond futures positions as prices increased amid speculation that a decrease in oil revenue in Canada would delay future government interest rate increases. During June, additional gains were achieved within this sector from long positions in European and U.S. fixed income futures as prices advanced as uncertainty surrounding the economic and political fallout following the U.K.’s vote to leave the European Union increased demand for the relative “safety” of government debt. Within the agricultural sector, gains were recorded during June from long sugar futures positions as poor growing conditions in Thailand, possible weather delays in the Brazilian harvest and an expected supply shortfall in 2017 helped lift prices higher. Gains were also experienced during August from short positions in wheat and corn futures as prices moved lower as positive weather conditions in the world’s grain growing regions added to a global supply glut. Additional gains were achieved in the agriculturals during September from long positions in sugar futures as prices moved higher. Within the energy complex, gains were recorded during July from short futures positions in crude oil as an increase in the U.S. rig count and growing inventories continued to pressure prices lower. Further gains achieved during December within the energy complex were from long natural gas futures positions as prices rose amid colder temperatures and below normal inventory stockpiles.

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

The Partnership’s and the Funds’ Trading Value at Risk in Different Market Sectors

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. As of December 31, 2018, SECOR, Harbour Square and AE Capital trade the Partnership’s assets indirectly in master fund managed accounts established in the name of the master fund over which they have been granted limited authority to make trading decisions. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly and through its investment in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e., in the managed accounts in the Partnership’s name traded by certain Advisors) and indirectly by each Fund separately.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2018 and 2017, as applicable.

As of December 31, 2018, the Partnership’s total capitalization was $29,858,673.

December 31, 2018
Market Sector	Value at Risk	% of Total Capitalization
Currencies	$972,484	3.26%
Energy	415,992	1.39
Grains	343,936	1.15
Indices	1,687,976	5.65
Interest Rates U.S.	105,961	0.35
Interest Rates Non-U.S.	713,308	2.39
Livestock	89,704	0.30
Metals	233,022	0.78
Softs	250,693	0.84

Total	$4,813,076	16.11%

As of December 31, 2017, the Partnership’s total capitalization was $ 41,742,612.

December 31, 2017
Market Sector	Value at Risk	% of Total Capitalization
Currencies	$2,119,287	5.08%
Energy	260,935	0.63
Grains	174,526	0.42
Indices	2,354,257	5.64
Interest Rates U.S.	47,980	0.11
Interest Rates Non-U.S.	229,596	0.55
Livestock	136,321	0.33
Metals	271,279	0.65
Softs	268,350	0.64

Total	$5,862,531	14.05%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments in the Funds by market category as of December 31, 2018 and 2017, and the highest, lowest and average values during the years. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of December 31, 2018, the Partnership’s Value at Risk for the portion of its assets traded directly was as follows:

	December 31, 2018
			Twelve Months Ended December 31, 2018
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$469,560	1.57%	$1,950,085	$139,052	$337,838
Energy	224,241	0.75	349,143	86,732	175,174
Grains	219,014	0.73	384,790	78,955	170,219
Indices	933,706	3.13	2,339,758	307,112	837,912
Interest Rates U.S.	94,256	0.32	306,801	17,074	102,268
Interest Rates Non-U.S.	498,308	1.67	653,632	20,362	302,418
Livestock	13,717	0.05	152,075	5,445	32,891
Metals	39,578	0.13	220,374	5,627	53,059
Softs	204,108	0.68	243,531	19,527	108,019

Total	$2,696,488	9.03%

*	Annual average of month-end Values at Risk.

As of December 31, 2017, the Partnership’s Value at Risk for the portion of its assets traded directly was as follows:

	December 31, 2017
			Twelve Months Ended December 31, 2017
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$200,465	0.48%	$2,571,044	$176,111	$1,213,066
Energy	198,414	0.48	947,430	33,059	287,765
Grains	132,883	0.32	429,239	38,763	209,674
Indices	1,510,938	3.62	2,549,011	581,471	1,349,044
Interest Rates U.S.	43,318	0.10	377,231	4,335	95,106
Interest Rates Non-U.S.	50,256	0.12	425,064	19,402	142,857
Livestock	82,335	0.20	140,580	1,925	63,213
Metals	103,235	0.25	269,324	37,862	128,232
Softs	151,238	0.36	280,390	24,420	106,070

Total	$2,473,082	5.93%

*	Annual average of month-end Values at Risk.

At December 31, 2018, SECOR Master’s total capitalization was $35,177,137 and the Partnership owned approximately 15.3% of SECOR Master. As of December 31, 2018, SECOR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to SECOR for trading) was as follows:

	December 31, 2018
			Twelve Months Ended December 31, 2018
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$3,287,086	9.34%	$6,257,227	$1,094,272	$3,205,784
Energy	1,253,275	3.56	1,253,275	105,559	412,027
Grains	816,485	2.32	816,485	153,069	451,748
Indices	4,929,872	14.01	6,674,279	2,219,184	4,478,112
Interest Rates U.S.	76,500	0.22	661,243	17,135	162,483
Interest Rates Non-U.S.	1,405,230	3.99	1,466,923	484,834	953,496
Livestock	496,650	1.41	522,040	38,310	313,104
Metals	1,264,343	3.59	1,372,159	617,688	955,032
Softs	304,474	0.87	720,287	204,580	501,666

Total	$13,833,915	39.31%

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

At December 31, 2018, Harbour Square Master’s total capitalization was $7,972,677 and the Partnership owned approximately 31.3% of Harbour Square Master. As of December 31, 2018, Harbour Square Master had no Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Harbour Square for trading).

At December 31, 2018, AE Capital Master’s total capitalization was $19,658,348 and the Partnership owned approximately 13.2% of AE Capital Master. As of December 31, 2018, AE Capital Master had no Value at Risk for its assets (including the portion of the Partnership’s assets allocated to AE Capital for trading).

As of October 31, 2018, the Partnership redeemed its investment in Cambridge Master. Prior to the close of business on December 31, 2017, Cambridge Master’s total capitalization was $30,318,252 and the Partnership owned 4.9% of Cambridge Master. As of December 31, 2017, Cambridge Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Cambridge for trading) was as follows:

	December 31, 2017
			Twelve Months Ended December 31, 2017
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$8,074,088	26.63%	$33,190,552	$6,699,509	$17,900,275

Total	$8,074,088	26.63%

*	Annual average of month-end Values at Risk.

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Partnership/Funds is typically many times the applicable margin requirement (margin requirements generally range between 1% and 15% of contract face value, although an exchange may increase margin requirements on short notice) as well as many times the capitalization of the Partnership/Funds. The magnitude of the Partnership’s/Funds’ open positions creates a “risk of ruin” not typically found in most other investment vehicles. Because of the size of their positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Partnership/Funds to incur severe losses over a short period of time. The foregoing Value at Risk tables — as well as the past performance of the Partnership/Funds — gives no indication of this “risk of ruin.”

Non-Trading Risk

The Partnership/Funds have non-trading market risk on their foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

A decline in short-term interest rates would result in a decline in the Partnership’s/Funds’ cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership’s/Funds’ market-sensitive instruments, in relation to the Partnership’s/Funds’ net assets.

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

The following were the primary trading risk exposures of the Partnership as of December 31, 2018 by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

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

Equities. The Partnership’s/Funds’ primary equity exposure is to equity price risk in the G8 countries. The stock index futures traded by the Partnership/Funds are limited to futures on broadly based indices. As of December 31, 2018, the Partnership’s/Funds’ primary exposures were in the CBOE VIX Market Volatility (U.S.), FTSE 100 (U.K.), SPI 200 (Australia), CAC-40 (European Union), S&P CNX Nifty (India), and S&P 500 (U.S.) stock indices. The Partnership/Funds are primarily exposed to the risk of adverse price trends or static markets in the major European, U.S., and Pacific Rim indices, as well as in emerging markets. (Static markets would not cause major market changes but would make it difficult for the Partnership/Funds to avoid being “whipsawed” into numerous small losses.)

Interest Rates. Interest rate movements directly affect the price of the futures positions held by the Partnership/Funds and indirectly the value of their stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially affect the Partnership’s/Funds’ profitability. The Partnership’s/Funds’ primary interest rate exposure is to interest rate fluctuations in the United States and the other G8 countries. However, the Partnership/Funds may also take futures positions on the government debt of smaller nations — e.g., Australia.

Commodities:

Energy. The Partnership’s/Funds’ primary energy market exposure is to oil and natural gas price movements, often resulting from political developments in the Middle East, weather conditions and other factors contributing to supply and demand. Energy prices can be volatile and substantial profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets in the future.

Grains. The Partnership’s/Funds’ trading risk exposure in the grains is primarily to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Wheat, corn and the soybean complex accounted for the majority of the Partnership’s/Funds’ grain exposure as of December 31, 2018.

Softs. The Partnership’s/Funds’ trading risk exposure in the soft commodities is to agricultural-related price movements, which are often directly affected by severe or unexpected weather conditions. Cocoa, coffee, cotton, and sugar accounted for the majority of the Partnership’s/Funds’ soft commodities exposure as of December 31, 2018.

Metals. The Partnership’s/Funds’ primary metal market exposure as of December 31, 2018 was to fluctuations in the price of copper, tin, nickel, gold and lead.

Livestock. The Partnership’s/Funds’ primary risk exposure in livestock is to fluctuations in cattle and hog prices.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following was the only non-trading risk exposure of the Partnership/Funds as of December 31, 2018.

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

Item 8. Financial Statements and Supplementary Data.

The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm, for the years ended December 31, 2018, 2017 and 2016; Statements of Financial Condition at December 31, 2018 and 2017; Condensed Schedules of Investments as of December 31, 2018 and 2017; Statements of Income and Expenses for the years ended December 31, 2018, 2017 and 2016; Statements of Changes in Partners’ Capital for the years ended December 31, 2018, 2017 and 2016; and Notes to Financial Statements. Additional financial information has been filed as Exhibits to this Form 10-K.

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

The management of Emerging CTA Portfolio L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2018 based on the criteria referred to above.

Patrick T. Egan	Steven Ross
President and Director	Chief Financial Officer and Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC
General Partner,	General Partner,
Emerging CTA Portfolio L.P.	Emerging CTA Portfolio L.P.

Report of Independent Registered Public Accounting Firm

To the Partners of Emerging CTA Portfolio L.P.,

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of Emerging CTA Portfolio L.P. (the “Partnership”), including the condensed schedules of investments, as of December 31, 2018 and 2017, and the related statements of income and expenses and changes in partners’ capital for each of the two years in the period then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2018 and 2017, and the results of its operations and changes in its partners’ capital for each of the two years in the period then ended, in conformity with U.S. generally accepted accounting principles.

The statements of income and expenses and changes in partners’ capital for the year ended December 31, 2016 were audited by another independent registered public accounting firm whose report, dated March 24, 2017, expressed an unqualified opinion on those statements.

Basis for Opinion

These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of the Partnership’s internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2018, by correspondence with the custodian and brokers. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the auditor of the Partnership since 2017.

Boston, MA

March 19, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Emerging CTA Portfolio L.P.:

We have audited the accompanying statements of income and expenses and changes in partners’ capital of Emerging CTA Portfolio L.P. (the “Partnership”) for the year ended December 31, 2016. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the results of operations and changes in partners’ capital of Emerging CTA Portfolio L.P. for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 24, 2017

Emerging CTA Portfolio L.P.

Statements of Financial Condition

December 31, 2018 and 2017

	December 31, 2018	December 31, 2017
Assets:
Investment in the Funds(1) , at fair value (Note 6)	$10,478,871	$5,132,400
Redemptions receivable from the Funds	2,523,092	2,272,620

Equity in trading account:
Unrestricted cash (Note 3c)	16,750,928	34,088,125
Restricted cash (Note 3c)	2,756,546	2,501,707
Net unrealized appreciation on open futures contracts	93,633	187,483
Options purchased, at fair value (premiums paid $0 and $23,040 at December 31, 2018 and 2017, respectively)	-	51,625

Total equity in trading account	19,601,107	36,828,940

Cash at bank (Note 1)	-	436
Interest receivable (Note 3c)	32,495	36,216

Total assets	$32,635,565	$44,270,612

Liabilities and Partners’ Capital:
Liabilities:
Options written, at fair value (premiums received $0 and $4,540 at December 31, 2018 and 2017, respectively)	$-	$23,000
Accrued expenses:
Ongoing selling agent fees (Note 3d)	53,716	72,664
Management fees (Note 3b)	31,371	48,754
General Partner fees (Note 3a)	27,083	36,773
Incentive fees (Notes 3a and 3b)	62,039	-
Professional fees	135,521	119,512
Redemptions payable to General Partner (Note 7)	-	150,000
Redemptions payable to Limited Partners (Note 7)	2,467,162	2,077,297

Total liabilities	2,776,892	2,528,000

Partners’ Capital (Notes 1 and 7):
General Partner, Class Z, 396.6850 and 498.9050 Redeemable Units outstanding at December 31, 2018 and 2017, respectively	382,416	475,611
Limited Partners, Class A, 25,573.0000 and 35,490.8260 Redeemable Units outstanding at December 31, 2018 and 2017, respectively	29,455,757	41,246,729
Limited Partners, Class Z, 21.2650 Redeemable Units outstanding at December 31, 2018 and 2017	20,500	20,272

Total partners’ capital (net asset value)	29,858,673	41,742,612

Total liabilities and partners’ capital	$32,635,565	$44,270,612

Net asset value per Redeemable Unit:
Class A	$1,151.83	$1,162.18

Class Z	$964.03	$953.31

(1)	Defined in Note 1.

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.

Condensed Schedule of Investments

December 31, 2018

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	212	$(26,777)	(0.09)%
Energy	33	(96,130)	(0.32)
Grains	225	(84,112)	(0.28)
Indices	209	78,137	0.26
Interest Rates U.S.	103	106,822	0.36
Interest Rates Non-U.S.	441	224,279	0.75
Livestock	13	5,100	0.02
Metals	15	18,336	0.06
Softs	37	(23,859)	(0.08)

Total futures contracts purchased		201,796	0.68

Futures Contracts Sold
Currencies	104	(4,015)	(0.01)
Energy	32	77,785	0.26
Grains	190	27,075	0.09
Indices	68	8,843	0.03
Interest Rates U.S.	57	(96,641)	(0.33)
Interest Rates Non-U.S.	215	(112,302)	(0.38)
Livestock	11	(1,550)	(0.01)
Metals	4	(483)	(0.00) *
Softs	111	(6,875)	(0.02)

Total futures contracts sold		(108,163)	(0.37)

Net unrealized appreciation on open futures contracts		$93,633	0.31%

Investment in the Funds
SECOR Master Fund L.P.		$5,373,355	18.00%
CMF Harbour Square Master Fund LLC		2,505,301	8.39
CMF AE Capital Master Fund LLC		2,600,215	8.71

Total Investment in the Funds		$10,478,871	35.10%

*	Due to rounding.

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

Emerging CTA Portfolio L.P.

Statements of Income and Expenses

For the Years Ended December 31, 2018, 2017 and 2016

	2018	2017	2016
Investment Income:
Interest income	$249,477	$295,600	$65,647
Interest income allocated from the Funds	355,473	134,011	112,109

Total investment income	604,950	429,611	177,756

Expenses:
Expenses allocated from the Funds	245,247	215,927	415,196
Clearing fees related to direct investments (Note 3c)	169,977	212,968	244,910
Ongoing selling agent fees (Note 3d)	754,873	1,099,026	1,636,843
Management fees (Note 3b)	455,800	767,070	1,210,330
General Partner fees (Note 3a)	380,778	551,024	817,069
Incentive fees (Notes 3a and 3b)	62,039	118,265	301,291
Professional fees	331,300	420,665	422,957

Total expenses	2,400,014	3,384,945	5,048,596

Net investment loss	(1,795,064)	(2,955,334)	(4,870,840)

Trading Results:

Net gains (losses) on trading of commodity interests and investment in the Funds:
Net realized gains (losses) on closed contracts	407,871	(1,342,811)	(335,118)
Net realized gains (losses) on closed contracts allocated from the Funds	900,632	340,782	324,297
Net change in unrealized gains (losses) on open contracts	(102,139)	171,993	557,235
Net change in unrealized gains (losses) on open contracts allocated from the Funds	353,252	10,009	(43,431)

Total trading results	1,559,616	(820,027)	502,983

Net income (loss)	$(235,448)	$(3,775,361)	$(4,367,857)

Net income (loss) per Redeemable Unit* (Note 8):
Class A	$(10.35)	$(92.11)	$(73.87)

Class Z	$10.72	$(46.69)	$-

Weighted average Redeemable Units outstanding:
Class A	32,138.8723	44,356.5264	62,419.4823

Class Z	477.5877	659.7962	-

* Represents the change in net asset value per Redeemable Unit.

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.

Statements of Changes in Partners’ Capital

For the Years Ended December 31, 2018, 2017 and 2016

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2015	$94,328,641	71,022.0498	$-	-	$94,328,641	71,022.0498
Subscriptions - Limited Partners	697,000	544.1480	-	-	697,000	544.1480
Redemptions - General Partner	(311,128)	(241.8090)	-	-	(311,128)	(241.8090)
Redemptions - Limited Partners	(26,455,938)	(20,386.6212)	-	-	(26,455,938)	(20,386.6212)
Net income (loss)	(4,367,857)	-	-	-	(4,367,857)	-

Partners’ Capital, December 31, 2016	63,890,718	50,937.7676	-	-	63,890,718	50,937.7676
Subscriptions - General Partner	-	-	656,252	656.2520	656,252	656.2520
Subscriptions - Limited Partners	407,041	334.4200	20,784	21.2650	427,825	355.6850
Redemptions - General Partner	(706,349)	(572.7556)	(150,000)	(157.3470)	(856,349)	(730.1026)
Redemptions - Limited Partners	(18,600,473)	(15,208.6060)	-	-	(18,600,473)	(15,208.6060)
Net income (loss)	(3,744,208)	-	(31,153)	-	(3,775,361)	-

Partners’ Capital, December 31, 2017	41,246,729	35,490.8260	495,883	520.1700	41,742,612	36,010.9960
Subscriptions - Limited Partners	75,000	64.7120	-	-	75,000	64.7120
Redemptions - General Partner	-	-	(100,000)	(102.2200)	(100,000)	(102.2200)
Redemptions - Limited Partners	(11,623,491)	(9,982.5380)	-	-	(11,623,491)	(9,982.5380)
Net income (loss)	(242,481)	-	7,033	-	(235,448)	-

Partners’ Capital, December 31, 2018	$29,455,757	25,573.0000	$402,916	417.9500	$29,858,673	25,990.9500

Net asset value per Redeemable Unit:

	Class A	Class Z
2016:	$1,254.29	$-

2017:	$1,162.18	$953.31

2018:	$1,151.83	$964.03

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

1.	Organization:

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

During the reporting periods covered by this report, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank, N.A. (“JPMorgan”) was also a foreign exchange forward contract counterparty for certain Funds. The Partnership/Funds deposited a portion of their cash in non-trading bank accounts at JPMorgan.

As of September 1, 2011, the Partnership began offering three classes of limited partnership interests: Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units; each of which will be referred to as a “Class” and collectively referred to as the “Classes.” All Redeemable Units issued prior to September 1, 2011 were deemed “Class A Redeemable Units.” The rights, liabilities, risks, and fees associated with investment in the Class A Redeemable Units were not changed. Class A Redeemable Units and Class D Redeemable Units are available to taxable U.S. individuals and institutions, U.S. tax exempt individuals and institutions and non-U.S. investors. Class Z Redeemable Units are offered to certain employees of Morgan Stanley and its subsidiaries (and their family members). The Class of Redeemable Units that a limited partner of the Partnership receives upon subscription will generally depend upon the amount invested in the Partnership or the status of the limited partner, although the General Partner may determine to offer a particular Class of Redeemable Units to investors at its discretion. Class Z Redeemable Units were first issued on July 1, 2017. As of December 31, 2018, there were no Redeemable Units outstanding in Class D.

All trading decisions are made for the Partnership by its trading advisors (the “Advisors”). As of December 31, 2018, AE Capital PTY Limited (“AE Capital”), Harbour Square Capital Management LLC (“Harbour Square”), Independent View BV (“Independent View”), Katonah Capital Partners Management, LLC (“Katonah”) and SECOR Capital Advisors, LP (“SECOR”) served as the Partnership’s major commodity trading advisors. Effective October 1, 2018, the Partnership, the General Partner, The Cambridge Strategy (Asset Management) Limited (“Cambridge”) and Mesirow Financial International UK Limited (“Mesirow”) entered into a novation, assignment and assumption agreement, dated September 28, 2018, pursuant to which Cambridge transferred all of its future rights, obligations, and liabilities under that certain amended and restated management agreement, by and among the General Partner, the Partnership and Cambridge, dated as of October 1, 2013, as amended January 1, 2018 (collectively, the “Initial Advisory Agreement”), to Mesirow. From October 1, 2018 until its termination effective October 31, 2018, Mesirow had undertaken to perform the Initial Advisory Agreement and be bound by its terms in every way as if it were the original party to it in place of Cambridge.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

Effective March 1, 2018, Launchpad Capital Management, LLC (“Launchpad”) ceased to act as a commodity trading advisor to the Partnership. Effective April 30, 2018, Buttonwood Merchants, LLC (“Buttonwood”) ceased to act as a commodity trading advisor to the Partnership. Effective February 28, 2017, Willowbridge Associates Inc. (“Willowbridge”) ceased to act as a commodity trading advisor to the Partnership. Effective September 30, 2016, Centurion Investment Management, LLC (“Centurion”) ceased to act as a commodity trading advisor to the Partnership. Effective July 31, 2016, Perella Weinberg Partners Capital Management LP (“Perella”) ceased to act as a commodity trading advisor to the Partnership. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through individually managed accounts, or indirectly, through its investment in the Funds. In addition, the General Partner may allocate the Partnership’s assets to additional non-major trading advisors (i.e. commodity trading advisors allocated less than 10% of the Partnership’s assets). Information about advisors allocated less than 10% of the Partnership’s assets may not be disclosed. The General Partner may also allocate less than 10% of the Partnership’s assets to a new trading advisor or another trading program of a current Advisor. References herein to the “Advisors” may also include, as relevant, references to Cambridge, Mesirow, Launchpad, Buttonwood, Willowbridge, Centurion and Perella.

On November 1, 2018, the Partnership allocated a portion of its assets to Katonah. Katonah began trading the assets directly pursuant to Katonah’s Laplace Program through a managed account in the Partnership’s name.

On September 1, 2017, the Partnership allocated a portion of its assets to Launchpad, which traded the assets directly pursuant to Launchpad’s MJP Commodity Strategy through a managed account in the Partnership’s name. Effective March 1, 2018, Launchpad transferred its rights and obligations under its management agreement with the Partnership and the General Partner to Buttonwood, and Buttonwood entered into a new management agreement with the Partnership and the General Partner pursuant to which Buttonwood assumed Launchpad’s rights and obligations. Prior to Buttonwood’s termination effective April 30, 2018, the assets allocated to it had been traded directly pursuant to its Liquid Commodity Strategy.

On October 1, 2016, the Partnership allocated a portion of its assets to Independent View, which trades the assets directly pursuant to Independent View’s IV Quantitative Futures Fund Program through a managed account in the Partnership’s name.

Prior to its termination effective September 30, 2016, the assets allocated to Centurion for trading had been traded directly pursuant to Centurion’s Short Term Systemic Strategy Program. Prior to its termination effective July 31, 2016, the assets allocated to Perella had been traded directly pursuant to a variation of the program traded by PWP Global Macro Master Fund L.P.

SECOR Master Fund L.P (“SECOR Master”), CMF AE Capital Master Fund LLC (“AE Capital Master”) and the Partnership have, and, prior to their respective terminations, CMF Willowbridge Master Fund L.P. (“Willowbridge Master”) and Cambridge Master Fund L.P (“Cambridge Master”) had, entered into futures brokerage account agreements and foreign exchange brokerage account agreements with MS&Co. CMF Harbour Square Master Fund LLC (“Harbour Square Master”) has entered into a futures brokerage account agreement with MS&Co. SECOR Master, AE Capital Master and Harbour Square Master are collectively referred to as the “Funds.” References herein to “Funds” may also include as relevant, reference to Cambridge Master and Willowbridge Master.

Effective July 12, 2017, SECOR Master and, prior to its termination, Cambridge Master, each entered into certain agreements with JPMorgan in connection with trading in forward foreign currency contracts on behalf of the referenced Funds and indirectly, the Partnership. These agreements include a foreign exchange and bullion authorization agreement (“FX Agreement”), an International Swap Dealers Association, Inc. master agreement (“Master Agreement”), a schedule to the Master Agreement, a 2016 credit support annex for variation margin to the schedule and an institutional account agreement. In addition to SECOR Master and Cambridge Master, SECOR and Mesirow/Cambridge are or were parties to the FX Agreements for the Funds to which each acts or acted as advisor. Under each FX Agreement, JPMorgan charges a fee on the aggregate foreign currency transactions entered into on behalf of the respective Fund during a month.

On October 10, 2018, Cambridge, Mesirow, Cambridge Master and JPMorgan entered into an amendment and assignment agreement (the “Assignment Agreement”), effective as of October 1, 2018, to the FX Agreement pursuant to which Cambridge assigned to Mesirow all of its rights, liabilities, duties and obligations under and in respect of the FX Agreement, Mesirow accepted such assignment and assumed all rights, liabilities, duties and obligations under and in respect of the FX Agreement and JPMorgan consented to such assignment and assumption. Pursuant to the Assignment Agreement, all references to Cambridge were replaced by references to Mesirow, and all references to “Investment Manager” are deemed to refer to Mesirow.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

On October 10, 2018, Cambridge Master and JPMorgan entered into an amendment (the “ISDA Amendment”), effective as of October 1, 2018, to the schedule to the Master Agreement, dated as of July 12, 2017, between Cambridge Master and JPMorgan. Pursuant to the ISDA Amendment, all references to Cambridge were replaced by references to Mesirow.

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

c.

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the years ended December 31, 2018, 2017 and 2016, the Partnership carried no debt and all the Partnership’s and the Funds’ investments were carried at fair value and classified as Level 1 or Level 2 measurements.

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

Emerging CTA Portfolio L.P.

Notes to Financial Statements

f.

Partnership’s Cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $(53,834) (proceeds of $54,680) and $(72,504) (proceeds of $71,514) as of December 31, 2018 and 2017, respectively.

g.

Income Taxes. Income taxes have not been recorded as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The Partnership follows the guidance of ASC 740, “Income Taxes,” which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions determined not to meet the more-likely-than-not threshold would be recorded as a tax benefit or liability in the Partnership’s Statements of Financial Condition for the current year. If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Statements of Income and Expenses in the period in which the position is claimed or expected to be claimed. The General Partner has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2015 through 2018 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

The Partnership will also pay the General Partner an incentive fee payable annually equal to 5% of the Partnership’s overall New Trading Profits, as defined in the Limited Partnership Agreement, earned in each calendar year. For the years ended December 31, 2018, 2017 and 2016, there were no incentive fees earned by the General Partner.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

b.	Management Agreement:

The General Partner, on behalf of the Partnership, entered into management agreements (each, a “Management Agreement”) with the Advisors, each of which is a registered commodity trading advisor. The Advisors are not affiliated with one another, are not affiliated with the General Partner or MS&Co. and are not responsible for the organization or operation of the Partnership. Effective on January 1, 2018, SECOR receives a monthly management fee equal to 1.15% per year of month-end net assets allocated to SECOR. Prior to January 1, 2018, SECOR received a monthly management fee equal to 1.75% per year. Effective January 1, 2018, Harbour Square receives a monthly management fee equal to 1.15% per year of month-end net assets allocated to Harbour Square. Prior to January 1, 2018, Harbour Square received a monthly management fee equal to 1.25% per year. Independent View receives a monthly management fee equal to 1.25% per year of month-end net assets allocated to Independent View. AE Capital receives a monthly management fee equal to 1.50% per year of the month-end net assets allocated to AE Capital. Katonah receives a monthly management fee equal to 1.00% per year of the month-end net assets allocated to Katonah.

From October 1, 2018 until its termination on October 31, 2018, Mesirow received a monthly management fee equal to 1.00% per year of month-end net assets allocated to Mesirow. From January 1, 2018 to September 30, 2018, Cambridge received a monthly management fee equal to 1.00% per year of month-end net assets allocated to Cambridge. Prior to January 1, 2018, Cambridge received a monthly management fee equal to 1.50% per year of month-end net assets allocated to Cambridge. From March 1, 2018 until its termination on April 30, 2018, Buttonwood received a monthly management fee equal to 1.00% per year of the month-end net assets allocated to Buttonwood. Prior to its termination on March 1, 2018, Launchpad received a monthly management fee equal to 1.00% per year of the month-end net assets allocated to Launchpad. Prior to its termination on February 28, 2017, Willowbridge received a monthly management fee equal to 1.50% per year of month-end net assets allocated to Willowbridge. Prior to its termination on July 31, 2016, Perella received a monthly management fee equal to 1.50% per year of month-end net assets allocated to Perella. Prior to its termination on September 30, 2016, Centurion received a monthly management fee equal to 1.00% per year of month-end net assets allocated to Centurion. Month-end net assets, for the purpose of calculating management fees are net assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fees, incentive fee accruals, the General Partner fee, ongoing selling agent fee and any redemptions or distributions as of the end of such month.

In addition, the Partnership is obligated to pay each Advisor an incentive fee. The Partnership pays Harbour Square, Independent View and AE Capital an incentive fee, payable quarterly, equal to 20% of New Trading Profits, as defined in each Management Agreement, earned by the relevant Advisor for the Partnership during each calendar quarter. Effective January 1, 2018, the Partnership pays SECOR an annual incentive fee of 25% of New Trading Profits, as defined in the Management Agreement with SECOR, earned by SECOR for the Partnership during each calendar year. Prior to January 1, 2018, the Partnership paid SECOR an incentive fee, payable quarterly, equal to 20% of New Trading Profits, earned by SECOR for the Partnership during each calendar quarter. Effective November 1, 2018, the Partnership is obligated to pay Katonah an incentive fee, payable semi-annually, equal to 20% of New Trading Profits as defined in its Management Agreement.

Prior to its termination on October 31, 2018, Mesirow was eligible to receive an incentive fee payable annually, equal to 15% of New Trading Profits, as defined in its Management Agreement with the General Partner, earned by Mesirow for the Partnership each calendar year. From January 1, 2018 to September 30, 2018, Cambridge was eligible to receive an incentive fee, payable annually, equal to 15% of New Trading Profits, as defined in its Management Agreement with the General Partner, earned by Cambridge for the Partnership during each calendar year. Prior to January 1, 2018, Cambridge was eligible to receive an incentive fee, payable quarterly, equal to 15% of New Trading Profits, earned by Cambridge for the Partnership during each calendar quarter. From March 1, 2018 until its termination on April 30, 2018, Buttonwood was eligible to receive an incentive fee, payable quarterly, equal to 20% of New Trading Profits, as defined in its Management Agreement, earned by Buttonwood for the Partnership during each calendar quarter. Prior to March 1, 2018, Launchpad was eligible to receive an incentive fee, payable quarterly, equal to 20% of New Trading Profits, as defined in its Management Agreement, earned by Launchpad for the Partnership during each calendar quarter. Prior to its termination on February 28, 2017, Willowbridge was eligible to receive an incentive fee, payable quarterly, equal to 20% of New Trading Profits, as defined in its Management Agreement with the General Partner, earned by Willowbridge for the Partnership during each calendar quarter.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

Prior to its termination on September 30, 2016, Centurion was eligible to receive an incentive fee, payable quarterly, equal to 20% of New Trading Profits, as defined in its Management Agreement with the General Partner, earned by Centurion for the Partnership during each calendar quarter. Prior to its termination on July 31, 2016, Perella was eligible to receive an incentive fee, payable quarterly, equal to 20% of New Trading Profits, as defined in its Management Agreement with the General Partner, earned by Perella for the Partnership during each calendar quarter. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not receive an incentive fee until the Advisor recovers the net loss incurred and earns additional trading profits for the Partnership. Each Management Agreement may be terminated upon notice by either party.

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

The Partnership has entered into a customer agreement with MS&Co. (the “Partnership Customer Agreement”). Under the Partnership Customer Agreement and the foreign exchange brokerage account agreement (described in Note 1, “Organization”), the Partnership pays trading fees for the clearing and, where applicable, execution of transactions, as well as exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”) directly and indirectly through its investment in the Funds. Clearing fees are allocated to the Partnership based on its proportionate share of each Fund. Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. All of the Partnership’s assets available for trading in commodity interests not held in the Funds’ accounts at MS&Co. and JPMorgan are deposited in the Partnership’s accounts at MS&Co. The Partnership’s cash deposited with MS&Co. is held in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At December 31, 2018 and 2017, the amount of cash held for margin requirements was $2,756,546 and $2,501,707, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. MS&Co. has agreed to pay the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account at the rate equal to the monthly average of the 4-Week U.S. Treasury bill discount rate. The Partnership Customer Agreement may generally be terminated upon notice by either party.

d.	Selling Agreement:

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

Emerging CTA Portfolio L.P.

Notes to Financial Statements

The Partnership Customer Agreement and the Funds’ future brokerage agreements (the “Master Customer Agreements” and, together with the Partnership Customer Agreement, the “Customer Agreements”) with MSCo. give the Partnership and the Funds, respectively, the legal right to net unrealized gains and losses on open futures and forward contracts in their respective Statements of Financial Condition. The Partnership and the Funds net, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts in their respective Statements of Financial Condition, as the criteria under ASC 210-20, “Balance Sheet,” have been met.

All of the commodity interests owned by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the years ended December 31, 2018 and 2017 were 1,762 and 1,874, respectively. The monthly average number of option contracts traded directly by the Partnership during the years ended December 31, 2018 and 2017 were 181 and 75, respectively. The monthly average notional value of currency forward contracts traded directly by the Partnership during the years ended December 31, 2018 and 2017 were $3,510,381 and $63,983,108, respectively.

Trading and transaction fees are based on the number of trades executed by the Advisors and the Partnership’s percentage ownership of each respective Fund.

All clearing fees paid to MS&Co. are borne directly by the Partnership for its direct trading. In addition, clearing fees are borne by the Funds and are allocated to the Funds’ limited partners, including the Partnership.

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting agreements or similar arrangements as of December 31, 2018 and 2017, respectively.

December 31, 2018	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
				Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount

Assets
Futures	$851,529	$(757,896)	$93,633	$-	$-	$93,633

Total assets	$851,529	$(757,896)	$93,633	$-	$-	$93,633

Liabilities
Futures	$(757,896)	$757,896	$-	$-	$-	$-

Total liabilities	$(757,896)	$757,896	$-	$-	$-	$-

Net Fair Value						$93,633	*

December 31, 2017	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
				Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount

Assets
Futures	$710,148	$(522,665)	$187,483	$-	$-	$187,483

Total assets	$710,148	$(522,665)	$187,483	$-	$-	$187,483

Liabilities
Futures	$(522,665)	$522,665	$-	$-	$-	$-

Total liabilities	$(522,665)	$522,665	$-	$-	$-	$-

Net Fair Value						$187,483	*

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

Emerging CTA Portfolio L.P.

Notes to Financial Statements

The following tables indicate the gross fair values of derivative instruments of futures and option contracts, as applicable, held directly by the Partnership as separate assets and liabilities as of December 31, 2018 and 2017, respectively.

Assets	December 31, 2018
Futures Contracts
Currencies	$117,929
Energy	84,783
Grains	59,786
Indices	188,979
Interest Rates U.S.	110,603
Interest Rates Non-U.S.	239,824
Livestock	6,430
Metals	23,688
Softs	19,507

Total unrealized appreciation on open futures contracts	851,529

Liabilities
Futures Contracts
Currencies	(148,721)
Energy	(103,128)
Grains	(116,823)
Indices	(101,999)
Interest Rates U.S.	(100,422)
Interest Rates Non-U.S.	(127,847)
Livestock	(2,880)
Metals	(5,835)
Softs	(50,241)

Total unrealized depreciation on open futures contracts	(757,896)

Net unrealized appreciation on open futures contracts	$93,633	*

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

Assets	December 31, 2017
Futures Contracts
Currencies	$94,211
Energy	214,439
Grains	69,673
Indices	62,560
Interest Rates U.S.	14,844
Interest Rates Non-U.S.	16,572
Livestock	144,163
Metals	50,653
Softs	43,033

Total unrealized appreciation on open futures contracts	710,148

Liabilities
Futures Contracts
Currencies	(60,036)
Energy	(39,440)
Grains	(17,591)
Indices	(147,661)
Interest Rates U.S.	(5,813)
Interest Rates Non-U.S.	(22,410)
Livestock	(138,305)
Metals	(40,050)
Softs	(51,359)

Total unrealized depreciation on open futures contracts	(522,665)

Net unrealized appreciation on open futures contracts	$187,483	*

Assets
Options Purchased
Energy	$43,000
Softs	8,625

Total options purchased	$51,625	**

Liabilities
Options Written
Energy	$(23,000)

Total options written	$(23,000)	***

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is in “Options purchased, at fair value” in the Statements of Financial Condition.

***	This amount is in “Options written, at fair value” in the Statements of Financial Condition.

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the years ended December 31, 2018, 2017 and 2016, respectively.

Sector	2018		2017		2016
Currencies	$(522,483)		$205,969		$219,420
Energy	(118,612)		(471,773)		1,020,372
Grains	(194,106)		(803,721)		(81,019)
Indices	517,449		497,548		(152,017)
Interest Rates U.S.	220,851		(254,500)		(1,253,337)
Interest Rates Non-U.S.	322,348		29,826		1,238,890
Livestock	(105,180)		(29,930)		(54,052)
Metals	170,796		(1,540)		(454,501)
Softs	14,669		(342,697)		(261,639)

Total	$305,732	****	$(1,170,818)	****	$222,117	****

****	This amount is included in “Total trading results” in the Statements of Income and Expenses.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

5.	Fair Value Measurements:

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

The Partnership and the Funds consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of the U.S. Treasury bills, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2018 and 2017, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

December 31, 2018	Total	Level 1	Level 2	Level 3
Assets
Futures	$851,529	$851,529	$-	$-

Total assets	$851,529	$851,529	$-	$-

Liabilities
Futures	$757,896	$757,896	$-	$-

Total liabilities	$757,896	$757,896	$-	$-

December 31, 2017	Total	Level 1	Level 2	Level 3
Assets
Futures	$710,148	$710,148	$-	$-
Options purchased	51,625	51,625	-	-

Total assets	$761,773	$761,773	$-	$-

Liabilities
Futures	$522,665	$522,665	$-	$-
Options written	23,000	23,000	-	-

Total liabilities	$545,665	$545,665	$-	$-

Emerging CTA Portfolio L.P.

Notes to Financial Statements

6.	Investment in the Funds:

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

On August 1, 2016, the Partnership allocated a portion of its assets to Harbour Square, which until December 31, 2017 were managed and traded directly by Harbour Square pursuant to Harbour Square’s Discretionary Energy Program through a trading account in the Partnership’s name. Effective January 1, 2018, the assets allocated to Harbour Square were transferred into Harbour Square Master, a limited liability company organized under the limited liability company laws of the State of Delaware, through which they are managed and traded by Harbour Square pursuant to the same strategy. Harbour Square Master permits accounts managed by Harbour Square using Harbour Square’s Discretionary Energy Program, a proprietary, discretionary trading system, to invest together in one trading vehicle. The General Partner is the trading manager to Harbour Square Master. Individual and pooled accounts currently managed by Harbour Square, including the Partnership, are permitted to be members of Harbour Square Master. The Trading Manager and Harbour Square believe that trading through this structure promotes efficiency and economy in the trading process. The Trading Manager and Harbour Square have agreed that Harbour Square will trade the Partnership’s assets allocated to Harbour Square Master at a level that is up to 1.5 times the amount of the assets allocated. The amount of leverage may be changed in the future.

On February 1, 2017, the Partnership allocated a portion of its assets to AE Capital, which were managed and traded directly by AE Capital pursuant to AE Capital’s AE Systematic FX Fund Program through a trading account in the Partnership’s name from March 1, 2017 until January 31, 2018. Effective February 1, 2018, the assets allocated to AE Capital were transferred into AE Capital Master, a limited liability company organized under the limited liability company laws of the State of Delaware, through which they are managed and traded by AE Capital pursuant to the same strategy. AE Capital Master permits accounts managed by AE Capital using AE Capital’s AE Systematic FX Fund Program, a proprietary systematic strategy, to invest together in one trading vehicle. The General Partner is also the trading manager to AE Capital Master. Individual and pooled accounts currently managed by AE Capital, including the Partnership, are permitted to be members of AE Capital Master. The Trading Manager and AE Capital believe that trading through this master/feeder structure promotes efficiency and economy in the trading process.

On September 1, 2012, the assets allocated to Cambridge for trading were invested in Cambridge Master, a limited partnership organized under the partnership laws of the State of Delaware. From October 1, 2018 until its termination effective October 31, 2018, Mesirow had undertaken to perform the Initial Advisory Agreement and be bound by its terms in every way as if it were the original party to it in place of Cambridge. Effective October 31, 2018, the Partnership fully redeemed its investment in Cambridge Master.

Effective January 1, 2013, the assets traded directly by Willowbridge using its wPraxis Futures Trading Approach were invested in Willowbridge Master, a limited partnership organized under the partnership laws of the State of New York. Effective February 28, 2017, the Partnership fully redeemed its investment in Willowbridge Master.

The General Partner is not aware of any material changes to any of the trading programs discussed above or in Note 1, “Organization” during the year ended December 31, 2018.

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

Emerging CTA Portfolio L.P.

Notes to Financial Statements

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

As of December 31, 2018, the Partnership owned approximately 15.3% of SECOR Master, 31.3% of Harbour Square Master and 13.2% of AE Capital Master. Prior to the close of business on December 31, 2017, the Partnership owned approximately 27.2% of SECOR Master and 4.9% of Cambridge Master. It is the Partnership’s intention to continue to invest in the Funds (except Willowbridge Master and Cambridge Master). The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same as they would be if the Partnership traded directly and the redemption rights are not affected.

Summarized information reflecting the total assets, liabilities and partners’/members’ capital of the Funds is shown in the following tables:

	December 31, 2018
	Total Assets	Total Liabilities	Total Capital
SECOR Master	$37,347,676	$2,170,539	$35,177,137
Harbour Square Master	10,504,910	2,532,233	7,972,677
AE Capital Master	19,758,302	99,954	19,658,348

	December 31, 2017
	Total Assets	Total Liabilities	Total Capital
SECOR Master	$22,831,484	$18,066,303	$4,765,181
Cambridge Master	31,063,463	4,384,639	26,678,824

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the year ended December 31, 2018
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
SECOR Master	$(184,045)	$8,191,065	$8,007,020
Harbour Square Master	244,803	416,882	661,685
AE Capital Master (a)	180,229	(1,180,663)	(1,000,434)
Cambridge Master (b)	371,194	(3,386,331)	(3,015,137)

	For the year ended December 31, 2017
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
SECOR Master	$18,180	$(2,107,396)	$(2,089,216)
Cambridge Master	141,596	1,967,437	2,109,033
Willowbridge Master (c)	155,028	(5,302,674)	(5,147,646)

(a)	From February 1, 2018, commencement of operations for AE Capital Master, through December 31, 2018.

(b)	Summarized information presented is for the twelve months ended December 31, 2018. The Partnership was invested in Cambridge Master from January 1, 2018 through October 31, 2018.

(c)	From January 1, 2017 through February 28, 2017, the date the Partnership fully redeemed its interest in Willowbridge Master.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

Summarized information reflecting the Partnership’s investments in and the Partnership’s pro-rata share of the results of operations of the Funds is shown in the following tables:

	December 31, 2018		For the year ended December 31, 2018
Funds	% of Partners’ Capital	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Clearing Fees	Professional Fees
SECOR Master	18.00%	$5,373,355	$1,549,537	$121,023	$12,908	$1,415,606	Commodity Portfolio	Monthly
Harbour Square Master	8.39%	2,505,301	275,727	43,893	26,628	205,206	Commodity Portfolio	Monthly
AE Capital Master (a)	8.71%	2,600,215	(174,841)	24,500	11,796	(211,137)	Commodity Portfolio	Monthly
Cambridge Master (b)	-%	-	(41,066)	2,668	1,831	(45,565)	Commodity Portfolio	Monthly

Total		$10,478,871	$1,609,357	$192,084	$53,163	$1,364,110

	December 31, 2017		For the year ended December 31, 2017
Funds	% of Partners’ Capital	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Clearing Fees	Professional Fees
SECOR Master	11.43%	$4,770,275	$(374,306)	$165,557	$24,321	$(564,184)	Commodity Portfolio	Monthly
Cambridge Master	0.87%	362,125	870,647	16,622	8,753	845,272	Commodity Portfolio	Monthly
Willowbridge Master (c)	-%	-	(11,539)	612	62	(12,213)	Commodity Portfolio	Monthly

Total		$5,132,400	$484,802	$182,791	$33,136	$268,875

(a) From February 1, 2018, the date the Partnership invested into AE Capital Master.

(b) From January 1, 2018 through October 31, 2018, the date the Partnership fully redeemed its interest in Cambridge Master.

(c) From January 1, 2017 through February 28, 2017, the date the Partnership fully redeemed its interest in Willowbridge Master.

7.	Subscriptions, Distributions and Redemptions:

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

Emerging CTA Portfolio L.P.

Notes to Financial Statements

8.	Financial Highlights:

Financial highlights for the limited partner Classes as a whole for the years ended December 31, 2018, 2017 and 2016 were as follows:

	2018		2017		2016
	Class A	Class Z	Class A	Class Z**	Class A
Per Redeemable Unit Performance
(for a unit outstanding throughout the year):*
Net realized and unrealized gains (losses)	$45.11	$37.36	$(25.71)	$(21.15)	$4.16
Net investment loss	(55.46)	(26.64)	(66.40)	(2.92)	(78.03)

Increase (decrease) for the year	(10.35)	10.72	(92.11)	(24.07)	(73.87)
Net asset value per Redeemable Unit, beginning of year	1,162.18	953.31	1,254.29	977.38	1,328.16

Net asset value per Redeemable Unit, end of year	$1,151.83	$964.03	$1,162.18	$953.31	$1,254.29

	2018		2017		2016
	Class A	Class Z	Class A	Class Z***	Class A
Ratios to Average Limited Partners’ Capital:
Net investment loss****	(4.8)%	(2.8)%	(5.5)%	(3.6)%	(6.1)%

Operating expenses	6.3%	4.2%	6.1%	4.7%	5.9%
Incentive fees	0.2%	0.2%	0.2%	-%	0.4%

Total expenses	6.5%	4.4%	6.3%	4.7%	6.3%

Total return:
Total return before incentive fees	(0.7)%	1.3%	(7.1)%	(2.5)%	(5.2)%
Incentive fees	(0.2)%	(0.2)%	(0.2)%	-%	(0.4)%

Total return after incentive fees	(0.9)%	1.1%	(7.3)%	(2.5)%	(5.6)%

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

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the limited partner Classes using the limited partners’ share of income, expenses and average partners’ capital of the Partnership and include the income and expenses allocated from the Funds.

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

Emerging CTA Portfolio L.P.

Notes to Financial Statements

The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time, approximately 3.9% to 52.4% of the Partnership’s/Funds’ contracts are traded OTC.

Futures Contracts. The Partnership and the Funds trade futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. When the contract is closed, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, with the exchange on which the contracts are traded. Net realized gains (losses) and net change in unrealized gains (losses) on futures contracts are included in the Partnership’s/Funds’ Statements of Income and Expenses.

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

London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Partnership and the Funds are cash settled based on prompt dates published by the LME. Variation margin may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, with the LME. Net realized gains (losses) and net change in unrealized gains (losses) on metal contracts are included in the Partnership’s/Funds’ Statements of Income and Expenses.

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

Effective March 6, 2019, Maureen O’Toole has resigned as a director of the General Partner.

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2018 and 2017 is summarized below:

	For the period from October 1, 2018 to December 31, 2018	For the period from July 1, 2018 to September 30, 2018	For the period from April 1, 2018 to June 30, 2018	For the period from January 1, 2018 to March 31, 2018
Total investment income	$162,937	$156,296	$148,347	$137,370
Total expenses	(624,104)	(579,197)	(591,395)	(605,318)
Total trading results	789,282	(411,457)	(152,345)	1,334,136

Net income (loss)	$328,115	$(834,358)	$(595,393)	$866,188

Increase (decrease) in Net Asset Value per Redeemable Unit of Class A	$9.12	$(26.92)	$(17.34)	$24.79

Increase (decrease) in Net Asset Value per Redeemable Unit of Class Z	$12.44	$(17.53)	$(9.43)	$25.24

	For the period from October 1, 2017 to December 31, 2017	For the period from July 1, 2017 to September 30, 2017	For the period from April 1, 2017 to June 30, 2017	For the period from January 1, 2017 to March 31, 2017
Total investment income	$122,974	$121,118	$105,925	$79,594
Total expenses	(733,330)	(783,421)	(918,272)	(949,922)
Total trading results	(796,841)	(704,952)	(451,738)	1,133,504

Net income (loss)	$(1,407,197)	$(1,367,255)	$(1,264,085)	$263,176

Increase (decrease) in Net Asset Value per Redeemable Unit of Class A	$(36.83)	$(32.42)	$(27.84)	$4.98

Increase (decrease) in Net Asset Value per Redeemable Unit of Class Z	$(25.28)	$(21.41)	$-	$-

Item 9. Not Applicable.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2018 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2018 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B. Other Information.

Effective March 6, 2019, Maureen O’Toole resigned as a director of the General Partner.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Partnership has no directors or executive officers and its affairs are managed by its General Partner. Investment decisions are made by the Advisors.

The directors and executive officers of the General Partner are Patrick T. Egan (President and Chairman of the Board of Directors of the General Partner), Steven Ross (Chief Financial Officer and Director), Feta Zabeli (Director), Matthew R. Graver (Director) and Etsuko Jennings (Director). Each director holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) MSD Holdings, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.

Directors of the General Partner are responsible for overall corporate governance of the General Partner and meet periodically to consider strategic decisions regarding the General Partner’s activities. Under CFTC rules, each Director of the General Partner is deemed to be a principal of the General Partner and, as a result, is listed as such with NFA. Patrick T. Egan, Steven Ross and Feta Zabeli serve on the General Partner’s Investment Committee and are the trading principals responsible for allocation decisions (or supervising those responsible).

Patrick T. Egan, age 50, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of NFA. Since October 2014, Mr. Egan has served as President and Chairman of the Board of Directors of the General Partner. Since August 2013, Mr. Egan has been registered as a swap associated person of the General Partner. From September 2013 to May 2014, Mr. Egan served as a Vice President of Morgan Stanley Strategies LLC, formerly known as Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley AI GP LLC, formerly known as Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. From September 2013 to May 2014, Mr. Egan was registered as an associated person and listed as a principal of each such entity. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Mr. Egan was responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities. From June 2009 to December 2014, Mr. Egan was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities included serving as Executive Director and as Co-Chief Investment Officer for Morgan Stanley Managed Futures from June 2009 through June 2011 and as Chief Risk Officer for Morgan Stanley Managed Futures from June 2011 through October 2014. Since October 2014, Mr. Egan has been responsible for the day-to-day operations and management of Morgan Stanley Managed Futures. Since January 2015, Mr. Egan has been employed by the General Partner. From November 2010 to October 2014, Mr. Egan was registered as an associated person of Morgan Stanley Smith Barney LLC. From April 2007 through June 2009, Mr. Egan was employed by MS & Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through June 2009, Mr. Egan was registered as an associated person of MS & Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

Steven Ross, age 47, has been Chief Financial Officer and a principal of the General Partner since July 2014 and a Director of the General Partner since February 2016. Mr. Ross has been employed by Morgan Stanley Investment Management, a financial services firm, since September 2005, where his responsibilities include serving as an Assistant Treasurer of Morgan Stanley with respect to certain investment vehicles publicly offered by Morgan Stanley. Mr. Ross is also an Executive Director of the Morgan Stanley Fund Administration Group where he is responsible for finance and accounting matters for certain private funds offered by Morgan Stanley. Before joining Morgan Stanley Investment Management, Mr. Ross was employed by JPMorgan Investor Services Co., a financial services firm, from December 1997 through September 2005, where his responsibilities included serving as a Vice President responsible for the accounting of certain funds sponsored by JPMorgan Chase & Co. and other large fund families serviced by JPMorgan Investor Services Co. From April 1997 to December 1997, Mr. Ross was employed by Investors Bank & Trust, a financial services firm, where his responsibilities included performing mutual fund accounting for financial services firms. Mr. Ross began his career at Putnam Investments LLC, a financial services firm, where he was responsible for providing broker services for certain funds sponsored by Putnam Investments LLC from August 1996 to April 1997. Mr. Ross received a B.S. in Accounting from Rhode Island College in May 1995.

Feta Zabeli, age 59, has been a Director of the General Partner since October 2014. Mr. Zabeli has also served as a director on the Board of Directors of Morgan Stanley Investment Management, a financial services firm, since January 2015 and has been listed as a principal since February 2015. Since May 2016, Mr. Zabeli is the Chief Risk Officer for Morgan Stanley Investment Management, responsible for all investment and operational risk management globally. From January 2012 to May 2016, Mr. Zabeli was Global Head of Risk for Morgan Stanley Investment Management’s Traditional Asset Management business where he was responsible for investment risk of all equity, fixed income, money market, multi-asset class and alternatives portfolios. He was also responsible for counterparty and quantitative model risk for the traditional asset management business. He joined Morgan Stanley in January 2012. Mr. Zabeli has been listed as a principal of the General Partner since October 2014. Mr. Zabeli was on garden leave in December 2011. From February 2006 to November 2011, Mr. Zabeli was Senior Vice President, and most recently Global Co-Head of Risk, for AllianceBernstein L.P., a global investment firm, with various risk management assignments in Hong Kong, Tokyo, London and New York. From August 2006 to April 2009, Mr. Zabeli was based in Hong Kong for AllianceBernstein as the Director of Risk Management for Asia Pacific. From April 2009 to July 2011, he was based in Tokyo for AllianceBernstein as both Director of Risk Management for Asia Pacific and Head of Risk Management for Japan. From July 2011 to November 2011, he was based in London for AllianceBernstein as Global Head of Operational & Credit/Counterparty Risk. In these roles at AllianceBernstein he was responsible for the full range of risk management functions including investment, operational and credit/counterparty risk. Prior to his Risk Management roles at Morgan Stanley and AllianceBernstein, Mr. Zabeli held positions as a managing director at Citigroup Asset Management, the asset management division of Citigroup, an international financial services company, from April 1998 to January 2006, where he worked as a quantitative research analyst and portfolio manager, and director at BARRA Inc., a global provider of risk analytic tools to investment institutions, from September 1993 to March 1998, where he developed risk models and applications. Mr. Zabeli received a B.S. in Aerospace Engineering from Rensselaer Polytechnic Institute in May 1982, an M.S. in Electrical Engineering from the University of Southern California in May 1988 and an M.B.A. from the University of California at Los Angeles in August 1992.

Matthew R. Graver, age 51, has been a Director of the General Partner and listed as a principal since November 2016. Since January 2008, Mr. Graver has served as Managing Director of Morgan Stanley Investment Management, a financial services firm, and Chief Operating Officer for Morgan Stanley AIP Fund of Hedge Funds, a business unit offering managed portfolios of hedge funds. Since November 2015, Mr. Graver has been listed as a principal and director of Morgan Stanley AIP Cayman GP Ltd., a commodity pool operator. From January 2005 to January 2008, Mr. Graver served as Executive Director of Morgan Stanley Investment Management and from August 2003 to January 2005, Mr. Graver served as Vice President of Morgan Stanley Investment Management. From August 2003 to January 2008, Mr. Graver’s primary responsibilities included serving as Head of Operational Due Diligence for Morgan Stanley AIP Fund of Hedge Funds in which role he oversaw due diligence into operational factors of alternative investment entities. From July 1997 to July 2003, Mr. Graver was employed by PricewaterhouseCoopers LLP, an international auditing and professional services firm, where he served as a senior audit manager and was responsible for managing independent audits of financial services firms. From June 1993 to June 1997, Mr. Graver was employed by PNC Bank, a bank offering consumer and corporate services, where he served as a mutual fund accounting manager and was responsible for managing an accounting team that performed daily accounting functions and valuation calculations for a group of mutual funds. From July 1989 through June 1993, Mr. Graver was employed by Coopers & Lybrand LLP, a predecessor accounting firm to PricewaterhouseCoopers LLP, where he was a senior audit associate and was responsible for performing audits of financial services firms. Mr. Graver earned his Bachelor of Science degree in Accounting in May 1989 from Pennsylvania State University and Masters of Business Administration from Villanova University in May 2002.

Etsuko Jennings, age 60, has been a Director of the General Partner since September 2018. She has been a Managing Director of Morgan Stanley Investment Management since January 2007 and is currently head of the Operational Risk group for Morgan Stanley Investment Management’s Global Risk and Analysis division, responsible for ongoing analysis as well as reporting and mitigation of operational risk. She joined Morgan Stanley in 1985 and has approximately 22 years of investment experience. Previously, she managed a variety of strategic initiatives in the Global Operations group. Before that, Ms. Jennings was a member of the firm’s IT department in New York, Tokyo and London where she developed and managed trading and accounting systems. She received a B.A. from Keio University’s School of Letters/International Program in Japan and an M.A. in international relations from the University of North Carolina at Chapel Hill.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners. As of February 28, 2019, the Partnership knows of no person who beneficially owns more than 5% of the Redeemable Units outstanding.

(b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner. The following table indicates securities owned by the General Partner as of December 31, 2018:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class

Class Z Redeemable Units	General Partner	396.6850	94.9%

(c) Changes in control. None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

(a) Transactions with related persons. None.

(b) Review, approval or ratification of transactions with related persons. Not applicable.

(c) Promoters and certain control persons. MS&Co., Morgan Stanley Wealth Management and the General Partner could be considered promoters for purposes of item 404(c) of Regulation S-K. The nature and the amounts of compensation each promoter received or will receive, if any, from the Partnership are set forth under “Item 1. Business,” “Item 8. Financial Statements and Supplementary Data,” and “Item 11. Executive Compensation.”

Item 14. Principal Accountant Fees and Services.

(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Ernst & Young LLP (“EY”) for the years ended December 31, 2018 and 2017 for the audit of the Partnership’s annual financial statements, reviews of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2018	$112,128
2017	$98,794

(2) Audit-Related Fees. None.

(3) Tax Fees. The Partnership did not pay EY any amounts in 2018 and 2017 for professional services in connection with tax compliance, tax advice, and tax planning.

(4) All Other Fees. None.

(5) Not Applicable.

(6) Not Applicable.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

1	Financial Statements:

Statements of Financial Condition at December 31, 2018 and 2017.

Condensed Schedules of Investments at December 31, 2018 and 2017.

Statements of Income and Expenses for the years ended December 31, 2018, 2017 and 2016.

Statements of Changes in Partners’ Capital for the years ended December 31, 2018, 2017 and 2016.

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

10.3

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

(b)	Letter from the General Partner to The Cambridge Strategy (Asset Management) Limited extending the Management Agreement from June 30, 2018 to June 30, 2019 (filed herewith).

(c)

Novation, Assignment and Assumption Agreement by and among the Partnership, the General Partner, The Cambridge Strategy (Asset Management) Limited and Mesirow Financial International UK Limited (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on October 4, 2018 and incorporated herein by reference).

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

(c)	Letter from the General Partner to SECOR Capital Advisors, LP extending the Management Agreement from June 30, 2018 to June 30, 2019 (filed herewith).

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

10.13(a)

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

10.15

Management Agreement among the Partnership, the General Partner and Independent View BV (filed as Exhibit 10.13 to the Current Report on Form 8-K filed on October 3, 2016 and incorporated herein by reference).

10.16(a)

Management Agreement among the Partnership, the General Partner and AE Capital PTY Limited (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 6, 2017 and incorporated herein by reference).

(b)

Amendment to the Management Agreement among the Partnership, the General Partner and AE Capital PTY Limited (filed as Exhibit 10.21(b) to the Annual Report on Form 10-K filed on March 28, 2018 and incorporated herein by reference).

10.17

Management Agreement among the Partnership, the General Partner and Launchpad Capital Management LLC (filed as Exhibit 10.14 to the Current Report on Form 8-K filed on September 7, 2017 and incorporated herein by reference).

10.18

Management Agreement among the Partnership, the General Partner and Buttonwood Merchants, LLC (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 5, 2018 and incorporated herein by reference).

10.19

Management Agreement among the Partnership, the General Partner and Katonah Capital Partners Management, LLC (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 6, 2018 and incorporated herein by reference).

10.20(a)

Foreign Exchange and Bullion Authorization Agreement among Cambridge, Cambridge Master and JPMorgan (filed as Exhibit 11.1 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

(b)

Amendment  & Assignment of Foreign Exchange and Bullion Authorization Agreement among Cambridge, Mesirow, Cambridge Master and JPMorgan (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on October  16, 2018 and incorporated herein by reference).

10.21(a)

International Swap Dealers Association, Inc. Master Agreement between Cambridge Master and JPMorgan (filed as Exhibit 11.2 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

(b)

Amendment to International Swap Dealers Association, Inc. Master Agreement between Cambridge Master and JPMorgan (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on October 16, 2018 and incorporated herein by reference).

10.22

Schedule to International Swap Dealers Association, Inc. Master Agreement between Cambridge Master and JPMorgan (filed as Exhibit 11.3 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

10.23

2016 Credit Support Annex for Variation Margin to the Schedule to the International Swap Dealers Association, Inc. Master Agreement between Cambridge Master and JPMorgan (filed as Exhibit 11.4 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

10.24	Institutional Account Agreement between Cambridge Master and JPMorgan (filed as Exhibit 11.5 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

10.25

Foreign Exchange and Bullion Authorization Agreement among SECOR, SECOR Master and JPMorgan (filed as Exhibit 11.6 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

10.26

International Swap Dealers Association, Inc. Master Agreement between SECOR Master and JPMorgan (filed as Exhibit 11.7 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

10.27

Schedule to International Swap Dealers Association, Inc. Master Agreement between SECOR Master and JPMorgan (filed as Exhibit 11.8 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

10.28

2016 Credit Support Annex for Variation Margin to the Schedule to the International Swap Dealers Association, Inc. Master Agreement between SECOR Master and JPMorgan (filed as Exhibit 11.9 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

10.29	Institutional Account Agreement between SECOR Master and JPMorgan (filed as Exhibit 11.10 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

	99.1	—	Financial Statements of SECOR Master Fund L.P.

	99.2	—	Financial Statements of CMF Harbour Square Master Fund LLC

	99.3	—	Financial Statements of CMF AE Capital Master Fund LLC

	99.4	—	Financial Statements of Cambridge Master Fund L.P.

The exhibits required to be filed by Item 601 of Regulation S-K are incorporated herein by reference.

	31.1	—	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director) (filed herewith).

	31.2	—	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director) (filed herewith).

	32.1	—	Section 1350 Certification (Certification of President and Director) (filed herewith).

	32.2	—	Section 1350 Certification (Certification of Chief Financial Officer and Director) (filed herewith).

	101.INS		XBRL Instance Document.

	101.SCH		XBRL Taxonomy Extension Schema Document.

	101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.

	101.LAB		XBRL Taxonomy Extension Label Linkbase Document.

	101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.

	101.DEF		XBRL Taxonomy Extension Definition Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMERGING CTA PORTFOLIO L.P.

By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director
Date: March 26, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Patrick T. Egan	/s/ Feta Zabeli	/s/ Matthew R. Graver
Patrick T. Egan	Feta Zabeli	Matthew R. Graver
President and Director	Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 26, 2019	Date: March 26, 2019	Date: March 26, 2019

/s/ Steven Ross	/s/ Etsuko Jennings
Steven Ross	Etsuko Jennings
Chief Financial Officer and Director	Director
(Principal Accounting Officer)	Ceres Managed Futures LLC
Ceres Managed Futures LLC	Date: March 26, 2019
Date: March 26, 2019

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

Annual Report to limited partners.

No proxy material has been sent to limited partners.