Form 10-Q
period 2019-03-31
EMERGING CTA PORTFOLIO LP
filed 2019-05-09
CIK 1269190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Yes    No X

As of April 30, 2019, 22,454.6820 Limited Partnership Class A Redeemable Units were outstanding and 21.2650 Limited Partnership Class Z Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Emerging CTA Portfolio L.P.

Statements of Financial Condition

	March 31,	December 31,
	2019	2018
	(Unaudited)
Assets:

Investment in the Funds(1), at fair value	$7,478,688	$10,478,871
Redemptions receivable from the Funds	1,503,871	2,523,092

Equity in trading account:
Unrestricted cash	16,252,048	16,750,928
Restricted cash	2,441,910	2,756,546
Net unrealized appreciation on open futures contracts	-	93,633

Total equity in trading account	18,693,958	19,601,107

Interest receivable	36,027	32,495

Total assets	$27,712,544	$32,635,565

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$2,006	$-
Accrued expenses:
Ongoing selling agent fees	45,520	53,716
Management fees	26,549	31,371
General Partner fees	22,981	27,083
Incentive fees	54,469	62,039
Professional fees	133,529	135,521
Redemptions payable to Limited Partners	1,182,608	2,467,162

Total liabilities	1,467,662	2,776,892

Partners’ Capital:
General Partner, Class Z, 396.6850 Redeemable Units outstanding at March 31, 2019 and December 31, 2018	375,035	382,416
Limited Partners, Class A, 22,999.9160 and 25,573.0000 Redeemable Units outstanding at March 31, 2019 and December 31, 2018, respectively	25,849,743	29,455,757
Limited Partners, Class Z, 21.2650 Redeemable Units outstanding at March 31, 2019 and December 31, 2018	20,104	20,500

Total partners’ capital (net asset value)	26,244,882	29,858,673

Total liabilities and partners’ capital	$27,712,544	$32,635,565

Net asset value per Redeemable Unit:
Class A	$1,123.91	$1,151.83

Class Z	$945.42	$964.03

(1) Defined in Note 1.

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.

Condensed Schedule of Investments

March 31, 2019

(Unaudited)

	Number of		% of Partners’
	Contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	170	$(28,881)	(0.11)%
Energy	54	6,573	0.02
Grains	141	(108,225)	(0.41)
Indices	250	65,831	0.25
Interest Rates U.S.	99	244,181	0.93
Interest Rates Non-U.S.	236	168,544	0.64
Livestock	11	(6,560)	(0.02)
Metals	37	(38,348)	(0.15)
Softs	124	(147,617)	(0.56)

Total futures contracts purchased		155,498	0.59

Futures Contracts Sold
Currencies	89	(21,073)	(0.09)
Energy	19	(34,900)	(0.13)
Grains	225	80,745	0.31
Indices	219	(74,182)	(0.28)
Interest Rates U.S.	36	(33,727)	(0.13)
Interest Rates Non-U.S.	214	(196,404)	(0.75)
Livestock	6	(5,480)	(0.02)
Metals	2	2,250	0.01
Softs	163	125,267	0.48

Total futures contracts sold		(157,504)	(0.60)

Net unrealized depreciation on open futures contracts		$(2,006)	(0.01)%

Investment in the Funds
SECOR Master Fund L.P.		$5,357,900	20.42%
CMF AE Capital Master Fund LLC		2,120,788	8.08

Total investment in the Funds		$7,478,688	28.50%

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

Emerging CTA Portfolio L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Investment Income:
Interest income	$96,846	$75,330
Interest income allocated from the Funds	49,411	62,040

Total investment income	146,257	137,370

Expenses:
Expenses allocated from the Funds	48,816	37,813
Clearing fees related to direct investments	37,691	54,848
Ongoing selling agent fees	144,090	205,834
Management fees	84,155	122,365
General Partner fees	72,745	103,829
Incentive fees	(7,570)	-
Professional fees	94,059	80,629

Total expenses	473,986	605,318

Net investment loss	(327,729)	(467,948)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Funds:
Net realized gains (losses) on closed contracts	(612,685)	553,223
Net realized gains (losses) on closed contracts allocated from the Funds	303,402	335,741
Net change in unrealized gains (losses) on open contracts	(95,154)	(72,352)
Net change in unrealized gains (losses) on open contracts allocated from the Funds	55,807	517,524

Total trading results	(348,630)	1,334,136

Net income (loss)	$(676,359)	$866,188

Net income (loss) per Redeemable Unit*:
Class A	$(27.92)	$24.79

Class Z	$(18.61)	$25.24

Weighted average Redeemable Units outstanding:
Class A	24,865.4530	34,838.4867

Class Z	417.9500	520.1700

*   Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.

Statements of Changes in Partners’ Capital

For the Three Months Ended March 31, 2019 and 2018

(Unaudited)

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2018	$29,455,757	25,573.0000	$402,916	417.9500	$29,858,673	25,990.9500
Redemptions - Limited Partners	(2,937,432)	(2,573.0840)	-	-	(2,937,432)	(2,573.0840)
Net income (loss)	(668,582)	-	(7,777)	-	(676,359)	-

Partners’ Capital, March 31, 2019	$25,849,743	22,999.9160	$395,139	417.9500	$26,244,882	23,417.8660

Partners’ Capital, December 31, 2017	$41,246,729	35,490.8260	$495,883	520.1700	$41,742,612	36,010.9960
Redemptions - General Partner	-	-	(50,000)	(51.0960)	(50,000)	(51.0960)
Redemptions - Limited Partners	(2,252,855)	(1,920.4390)	-	-	(2,252,855)	(1,920.4390)
Net income (loss)	853,059	-	13,129	-	866,188	-

Partners’ Capital, March 31, 2018	$39,846,933	33,570.3870	$459,012	469.0740	$40,305,945	34,039.4610

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership, is the trading manager (the “Trading Manager”) of AE Capital Master (as defined below) and was the Trading Manager of Harbour Square Master (as defined below). The General Partner is a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses.

During the reporting periods ended March 31, 2019 and 2018, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank, N.A. (“JPMorgan”) was also a foreign exchange forward contract counterparty for certain Funds. The Partnership/Funds deposited a portion of their cash in non-trading bank accounts at JPMorgan.

As of September 1, 2011, the Partnership began offering three classes of limited partnership interests: Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units; each of which will be referred to as a “Class” and collectively referred to as the “Classes.” All Redeemable Units issued prior to September 1, 2011 were deemed “Class A Redeemable Units.” The rights, liabilities, risks, and fees associated with investment in the Class A Redeemable Units were not changed. Class A Redeemable Units and Class D Redeemable Units are available to taxable U.S. individuals and institutions, U.S. tax exempt individuals and institutions and non-U.S. investors. Class Z Redeemable Units are offered to certain employees of Morgan Stanley and its subsidiaries (and their family members). The Class of Redeemable Units that a limited partner of the Partnership receives upon subscription will generally depend upon the amount invested in the Partnership or the status of the limited partner, although the General Partner may determine to offer a particular Class of Redeemable Units to investors at its discretion. Class Z Redeemable Units were first issued on July 1, 2017. As of March 31, 2019, there were no Redeemable Units outstanding in Class D.

As of March 31, 2019, all trading decisions were made for the Partnership by AE Capital PTY Limited (“AE Capital”), Independent View BV (“Independent View”), Katonah Capital Partners Management, LLC (“Katonah”) and SECOR Capital Advisors, LP (“SECOR”) (each an “Advisor” and, collectively, the “Advisors”). Effective March 31, 2019, Harbour Square Capital Management LLC (“Harbour Square”) ceased to act as a commodity trading advisor to the Partnership. Effective October 1, 2018, the Partnership, the General Partner, The Cambridge Strategy (Asset Management) Limited (“Cambridge”) and Mesirow Financial International UK Limited (“Mesirow”) entered into a novation, assignment and assumption agreement, dated September 28, 2018, pursuant to which Cambridge transferred all of its future rights, obligations, and liabilities under that certain amended and restated management agreement, by and among the General Partner, the Partnership and Cambridge, dated as of October 1, 2013, as amended January 1, 2018 (collectively, the “Initial Advisory Agreement”), to Mesirow. From October 1, 2018 until its termination effective October 31, 2018, Mesirow had undertaken to perform the Initial Advisory Agreement and be bound by its terms in every way as if it were the original party to it in place of Cambridge. Effective March 1, 2018, Launchpad Capital Management, LLC (“Launchpad”) ceased to act as a commodity trading advisor to the Partnership. Effective April 30, 2018, Buttonwood Merchants, LLC (“Buttonwood”) ceased to act as a commodity trading advisor to the Partnership. References herein to the “Advisors” may also include, as relevant, references to Harbour Square, Cambridge, Mesirow, Launchpad and Buttonwood. Each Advisor is allocated a portion of the Partnership’s assets to

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through individually managed accounts, or indirectly, through its investment in the Funds. In addition, the General Partner may allocate the Partnership’s assets to additional non-major trading advisors (i.e. commodity trading advisors allocated less than 10% of the Partnership’s assets). Information about advisors allocated less than 10% of the Partnership’s assets may not be disclosed. The General Partner may also allocate less than 10% of the Partnership’s assets to a new trading advisor or another trading program of a current Advisor. The Advisors are not affiliated with one another, are not affiliated with the General Partner, MS&Co. or JPMorgan, and are not responsible for the organization or operation of the Partnership.

On November 1, 2018, the Partnership allocated a portion of its assets to Katonah, which trades the assets directly pursuant to Katonah’s Laplace Program through a managed account in the Partnership’s name.

On October 1, 2016, the Partnership allocated a portion of its assets to Independent View, which trades the assets directly pursuant to Independent View’s IV Quantitative Futures Fund Program through a managed account in the Partnership’s name. The General Partner and Independent View have agreed that Independent View will trade the Partnership’s assets allocated to Independent View at a level that is up to 1.5 times the amount of the assets allocated.

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

The Partnership, SECOR Master Fund L.P. (“SECOR Master”) and CMF AE Capital Master Fund LLC (“AE Capital Master”) have, and (prior to its termination) Cambridge Master Fund L.P. (“Cambridge Master”) had, entered into futures brokerage account agreements and foreign exchange brokerage account agreements with MS&Co. Prior to its termination, CMF Harbour Square Master Fund LLC (“Harbour Square Master”) had entered into a futures brokerage account agreement with MS&Co. SECOR Master and AE Capital Master are collectively referred to as the “Funds.” References herein to “Funds” may also include as relevant, reference to Cambridge Master and Harbour Square Master. The Partnership, directly and through its investment in the Funds, pays MS&Co. (or will reimburse MS&Co. if previously paid) its allocable share of all trading fees for the clearing and, where applicable, execution of transactions as well as exchange, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”).

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

The Partnership has entered into a selling agreement with Morgan Stanley Smith Barney LLC, doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”) (the “Selling Agreement”). Under the Selling Agreement, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee equal to (i) 2.00% per year of adjusted month-end net assets for Class A Redeemable Units and (ii) 0.75% per year of adjusted month-end net assets for Class D Redeemable Units. Morgan Stanley Wealth Management pays a portion of its ongoing selling agent fees to properly registered or exempted financial advisors who have sold Class A Redeemable Units and Class D Redeemable Units. Class Z Redeemable Units are not subject to an ongoing selling agent fee.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2019 and the results of its operations and changes in partners’ capital for the three months ended March 31, 2019 and 2018. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2018. The December 31, 2018 information has been derived from the audited financial statements as of and for the year ended December 31, 2018.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended March 31, 2019 and 2018, the Partnership carried no debt and all of the Partnership’s and the Funds’ investments were carried at fair value and classified as Level 1 or Level 2 measurements.

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

Partnership’s Cash. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At March 31, 2019 and December 31, 2018, the amount of cash held for margin requirements was $2,441,910 and $2,756,546, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $(139,377) (proceeds of $140,708) and $(53,834) (proceeds of $54,680) as of March 31, 2019 and December 31, 2018, respectively.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

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

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner Classes as a whole for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019				2018
	Class A		Class Z		Class A	Class Z
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$(14.84)		$(12.67)		$38.13	$31.35
Net investment loss	(13.08)		(5.94)		(13.34)	(6.11)

Increase (decrease) for the period	(27.92)		(18.61)		24.79	25.24
Net asset value per Redeemable Unit, beginning of period	1,151.83		964.03		1,162.18	953.31

Net asset value per Redeemable Unit, end of period	$1,123.91		$945.42		$1,186.97	$978.55

	Three Months Ended March 31,
	2019				2018
	Class A		Class Z		Class A	Class Z
Ratios to Average Limited Partners’ Capital:**
Net investment loss***	(4.8)%		(2.7)%		(4.7)%	(2.6)%

Operating expenses	6.9%		4.7%		6.0%	3.9%
Incentive fees	0.0	% ****	0.0	% ****	-%	-%

Total expenses	6.9%		4.7%		6.0%	3.9%

Total return:
Total return before incentive fees	(2.5)%		(1.9)%		2.1%	2.6%
Incentive fees	0.1%		0.0	% ****	-%	-%

Total return after incentive fees	(2.4)%		(1.9)%		2.1%	2.6%

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

All of the commodity interests owned by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended March 31, 2019 and 2018 were 2,002 and 1,738, respectively. The monthly average number of option contracts traded directly by the Partnership during the three months ended March 31, 2019 and 2018 were 0 and 567, respectively. The monthly average notional value of currency forward contracts traded directly by the Partnership during the three months ended March 31, 2019 and 2018 were $0 and $14,041,522, respectively.

Trading and transaction fees are based on the number of trades executed by the Advisors and the Partnership’s percentage ownership of each respective Fund.

All clearing fees paid to MS&Co. are borne directly by the Partnership for its direct trading. In addition, clearing fees are borne by the Funds and are allocated to the Funds’ limited partners/members, including the Partnership.

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting agreements or similar arrangements as of March 31, 2019 and December 31, 2018, respectively.

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
March 31, 2019				Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$838,035	$(838,035)	$-	$-	$-	$-

Total assets	$838,035	$(838,035)	$-	$-	$-	$-

Liabilities
Futures	$(840,041)	$838,035	$(2,006)	$-	$2,006	$-

Total liabilities	$(840,041)	$838,035	$(2,006)	$-	$2,006	$-

Net fair value						$-	*

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2018				Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$851,529	$(757,896)	$93,633	$-	$-	$93,633

Total assets	$851,529	$(757,896)	$93,633	$-	$-	$93,633

Liabilities
Futures	$(757,896)	$757,896	$-	$-	$-	$-

Total liabilities	$(757,896)	$757,896	$-	$-	$-	$-

Net fair value						$93,633	*

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

The following tables indicate the gross fair values of derivative instruments of futures contracts held directly by the Partnership as separate assets and liabilities as of March 31, 2019 and December 31, 2018, respectively.

Assets	March 31, 2019
Futures Contracts
Currencies	$32,389
Energy	52,129
Grains	87,829
Indices	87,409
Interest Rates U.S.	246,054
Interest Rates Non-U.S.	172,360
Livestock	1,780
Metals	10,599
Softs	147,486

Total unrealized appreciation on open futures contracts	838,035

Liabilities
Futures Contracts
Currencies	(82,343)
Energy	(80,456)
Grains	(115,309)
Indices	(95,760)
Interest Rates U.S.	(35,600)
Interest Rates Non-U.S.	(200,220)
Livestock	(13,820)
Metals	(46,697)
Softs	(169,836)

Total unrealized depreciation on open futures contracts	(840,041)

Net unrealized depreciation on open futures contracts	$(2,006)	*

*	This amount is in “Net unrealized depreciation on open futures contracts” in the Statements of Financial Condition.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

Assets	December 31, 2018
Futures Contracts
Currencies	$117,929
Energy	84,783
Grains	59,786
Indices	188,979
Interest Rates U.S.	110,603
Interest Rates Non-U.S.	239,824
Livestock	6,430
Metals	23,688
Softs	19,507

Total unrealized appreciation on open futures contracts	851,529

Liabilities
Futures Contracts
Currencies	(148,721)
Energy	(103,128)
Grains	(116,823)
Indices	(101,999)
Interest Rates U.S.	(100,422)
Interest Rates Non-U.S.	(127,847)
Livestock	(2,880)
Metals	(5,835)
Softs	(50,241)

Total unrealized depreciation on open futures contracts	(757,896)

Net unrealized appreciation on open futures contracts	$93,633	*

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three months ended March 31, 2019 and 2018, respectively.

	Three Months Ended March 31,
Sector	2019		2018
Currencies	$(309,098)		$(434,926)
Energy	(179,250)		(44,432)
Grains	(140,381)		80,568
Indices	(299,984)		660,657
Interest Rates U.S.	283,134		(46,375)
Interest Rates Non-U.S.	85,882		297,138
Livestock	(52,010)		7,920
Metals	(27,593)		(32,305)
Softs	(68,539)		(7,374)

Total	$(707,839)	**	$480,871	**

**	This amount is included in “Total trading results” in the Statements of Income and Expenses.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

5.	Fair Value Measurements:

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

The Partnership and the Funds consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of March 31, 2019 and December 31, 2018 and for the periods ended March 31, 2019 and 2018, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

March 31, 2019	Total	Level 1	Level 2	Level 3
Assets
Futures	$838,035	$838,035	$-	$-

Total assets	$838,035	$838,035	$-	$-

Liabilities
Futures	$840,041	$840,041	$-	$-

Total liabilities	$840,041	$840,041	$-	$-

December 31, 2018	Total	Level 1	Level 2	Level 3
Assets
Futures	$851,529	$851,529	$-	$-

Total assets	$851,529	$851,529	$-	$-

Liabilities
Futures	$757,896	$757,896	$-	$-

Total liabilities	$757,896	$757,896	$-	$-

6.	Investment in the Funds:

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

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

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

On August 1, 2016, the Partnership allocated a portion of its assets to Harbour Square, which until December 31, 2017 were managed and traded directly by Harbour Square pursuant to Harbour Square’s Discretionary Energy Program through a trading account in the Partnership’s name. Effective January 1, 2018, the assets allocated to Harbour Square were transferred into Harbour Square Master, a limited liability company organized under the limited liability company laws of the State of Delaware, through which they were managed and traded by Harbour Square pursuant to the same strategy until Harbour Square’s termination effective March 31, 2019. Effective March 31, 2019, the Partnership fully redeemed its investment in Harbour Square Master.

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

The General Partner is not aware of any other material changes to any of the trading programs discussed above or in Note 1, “Organization” during the fiscal quarter ended March 31, 2019.

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

As of March 31, 2019, the Partnership owned approximately 12.6% of SECOR Master and 11.3% of AE Capital Master. As of December 31, 2018, the Partnership owned approximately 15.3% of SECOR Master, 31.3% of Harbour Square Master and 13.2% of AE Capital Master. The performance of the Partnership is directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds are approximately the same as they would be if the Partnership traded directly and the redemption rights are not affected.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the total assets, liabilities and partners’/members’ capital of the Funds is shown in the following tables:

	March 31, 2019
	Total Assets	Total Liabilities	Total Capital
SECOR Master	$42,956,875	$645,175	$42,311,700
Harbour Square Master	5,311,909	5,311,909	-
AE Capital Master	18,810,537	111,558	18,698,979
	December 31, 2018
	Total Assets	Total Liabilities	Total Capital
SECOR Master	$37,347,676	$2,170,539	$35,177,137
Harbour Square Master	10,504,910	2,532,233	7,972,677
AE Capital Master	19,758,302	99,954	19,658,348

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the three months ended March 31, 2019
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
SECOR Master	$(47,181)	$3,326,837	$3,279,656
Harbour Square Master	(14,678)	160,848	146,170
AE Capital Master	86,493	(895,582)	(809,089)
	For the three months ended March 31, 2018
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
SECOR Master	$(50,101)	$3,566,528	$3,516,427
Cambridge Master	85,288	2,010,327	2,095,615
Harbour Square Master	65,272	866,131	931,403
AE Capital Master (a)	38,714	(155,473)	(116,759)

(a)	From February 1, 2018, commencement of operations for AE Capital Master, through March 31, 2018.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the Partnership’s investments in and the Partnership’s pro-rata share of the results of operations of the Funds is shown in the following tables:

	March 31, 2019		For the three months ended March 31, 2019
	% of Partners’ Capital			Expenses		Net Income (Loss)
Funds		Fair Value	Income (Loss)	Clearing Fees	Professional Fees		Investment Objective	Redemptions Permitted
SECOR Master	20.42%	$5,357,900	$441,552	$27,851	$2,002	$411,699	Commodity Portfolio	Monthly
Harbour Square Master	-%	-	56,578	3,271	11,879	41,428	Commodity Portfolio	Monthly
AE Capital Master	8.08%	2,120,788	(89,510)	1,895	1,918	(93,323)	Commodity Portfolio	Monthly

Total		$7,478,688	$408,620	$33,017	$15,799	$359,804

	December 31, 2018		For the three months ended March 31, 2018
	% of			Expenses		Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Income (Loss)	Investment Objective	Redemptions Permitted
SECOR Master	18.00%	$5,373,355	$547,001	$21,021	$2,541	$523,439	Commodity Portfolio	Monthly
Harbour Square Master	8.39%	2,505,301	366,446	5,036	6,304	355,106	Commodity Portfolio	Monthly
AE Capital Master (a)	8.71%	2,600,215	(15,377)	511	1,820	(17,708)	Commodity Portfolio	Monthly
Cambridge Master	-%	-	17,235	358	222	16,655	Commodity Portfolio	Monthly

Total		$10,478,871	$915,305	$26,926	$10,887	$877,492

(a)	From February 1, 2018, the date the Partnership invested into AE Capital Master, through March 31, 2018.

7.	Financial Instrument Risks:

In the normal course of business, the Partnership and the Funds are parties to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include futures, forwards, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, swap and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 7.9% to 20.8% of the Partnership’s/Funds’ contracts are traded OTC.

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

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

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

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

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

Effective April 3, 2019, the General Partner terminated AE Capital as an Advisor to the Partnership. For the interim period from April 4, 2019 through April 30, 2019, the Partnership’s assets previously allocated to AE Capital were not charged a management fee and was credited with interest income at a rate equal to the monthly average of the 4-Week U.S. Treasury bill discount rate. On April 30, 2019, the Partnership fully redeemed its investment in AE Capital Master. The assets previously allocated to AE Capital were reallocated to the other commodity trading advisors in the Partnership.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Funds, (ii) redemptions receivable from the Funds, (iii) equity in trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options purchased at fair value and investment in U.S. Treasury bills at fair value, if applicable and (iv) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments and investment in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2019.

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

Other than the risks inherent in U.S. Treasury bills, money market mutual fund securities, commodity futures, forwards and other derivatives, the Partnership/Funds know of no trends, demands, commitments, events or uncertainties at the present time that are reasonably likely to result in the Partnership’s or the Funds’ liquidity increasing or decreasing in any material way.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by net realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2019, Partnership capital decreased 12.1% from $29,858,673 to $26,244,882. This decrease was attributable to redemptions of 2,573.0840 Class A limited partner Redeemable Units totaling $2,937,432 and a net loss of $676,359. Future redemptions can impact the amount of funds available for investment in subsequent periods.

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

Results of Operations

During the Partnership’s first quarter of 2019, the net asset value per Class A Redeemable Unit decreased 2.4% from $1,151.83 to $1,123.91, as compared to an increase of 2.1% in the first quarter of 2018. During the Partnership’s first quarter of 2019 the net asset value per Class Z Redeemable Unit decreased 1.9% from $964.03 to $945.42, as compared to an increase of 2.6% in the first quarter of 2018. The Partnership experienced a net trading loss before fees and expenses in the first quarter of 2019 of $348,630. Losses were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy, grains, livestock, metals, softs and indices and were partially offset by gains in U.S. and non-U.S. interest rates. The Partnership experienced a net trading gain before fees and expenses in the first quarter of 2018 of $1,334,136. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy, grains, indices, U.S. and non-U.S. interest rates, metals, softs and livestock, and were partially offset by losses in currencies.

During the first quarter, the most notable losses were recorded in the commodities markets from long and short lean hog futures positions as prices gyrated amid news surrounding U.S.-Chinese trade negotiations and the African swine flu. Additional losses in the commodities were incurred during January from short crude oil futures positions as sanctions on Venezuelan oil exports and OPEC’s announcement of new production cuts pushed prices higher. Further losses were experienced within the energies during March from futures positioning in gasoil. Losses within the global stock indices sector were incurred during March from short futures positions in European and U.S. equity indices as prices benefited from dovish central bank actions and optimism surrounding U.S.-China trade negotiations. Within the currency sector, losses were recorded during February and March from long positions in the Australian dollar versus the U.S. dollar as the value of Australian currency fell after lower-than-expected economic forecasts. The Partnership’s overall trading losses for the quarter were partially offset by trading gains during January and March within the global interest rate sector primarily from long futures positions in European bonds as prices increased following weak economic data and dovish monetary policy. Additional gains in this sector were recorded in January and March from positions in U.S. fixed income futures.

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

Interest income on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account at MS&Co. during each month is earned at the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership/Funds will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s and/or each Fund’s account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Any interest income earned on collateral or excess cash deposited by certain of the Funds and held by JPMorgan in its capacity as such Funds’ forward foreign currency counterparty will be retained by such Funds, and the Partnership will receive its allocable portion of such interest from the applicable Fund. Interest income for the three months ended March 31, 2019 increased by $8,887 as compared to the corresponding period in 2018. The increase in interest income was primarily due to higher 4-week U.S. Treasury bill discount rates during the three months ended March 31, 2019 as compared to the corresponding period in 2018. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership is dependent upon (1) the average daily equity maintained in cash in the Partnership’s and/or the applicable Fund’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds, MS&Co. or JPMorgan has control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three months ended March 31, 2019 decreased by $17,157 as compared to the corresponding period in 2018. The decrease in these clearing fees was primarily due to a decrease in the number of direct trades made by the Partnership during the three months ended March 31, 2019 as compared to the corresponding period in 2018.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value of Class A Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. Ongoing selling agent fees for the three months ended March 31, 2019 decreased by $61,744 as compared to the corresponding period in 2018. The decrease in ongoing selling agent fees was due to lower average net assets attributable to Class A Redeemable Units during the three months ended March 31, 2019 as compared to the corresponding period in 2018.

Management fees are calculated as a percentage of the Partnership’s adjusted net assets per Class as of the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. Management fees for the three months ended March 31, 2019 decreased by $38,210 as compared to the corresponding period in 2018. The decrease in management fees was due to lower average net assets per Class during the three months ended March 31, 2019 as compared to the corresponding period in 2018.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisors, (ii) allocating and reallocating the Partnership’s assets among the commodity trading advisors and (iii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net assets per Class as of the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. General Partner fees for the three months ended March 31, 2019 decreased by $31,084 as compared to the corresponding period in 2018. The decrease in General Partner fees was due to lower average net assets per Class during the three months ended March 31, 2019 as compared to the corresponding period in 2018.

Incentive fees paid by the Partnership to the Advisors are based on the new trading profits generated by each Advisor at the end of the quarter, half year or year, as applicable, as defined in the respective management agreements among the Partnership, the General Partner and each Advisor. Trading performance for the three months ended March 31, 2019 resulted in a reversal of incentive fees of $7,570. Trading performance for the three months ended March 31, 2018 did not result in any incentive fees. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

The General Partner is also paid an incentive fee payable annually equal to 5% of the Partnership’s overall New Trading Profits, as defined in the Partnership’s limited partnership agreement, earned in each calendar year. Trading performance for the three months ended March 31, 2019 and 2018 did not result in any General Partner incentive fees.

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

As of March 31, 2019 and December 31, 2018, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

		March 31, 2019		December 31, 2018
		(percentage of		(percentage of
Advisor	March 31, 2019	Partners’ Capital)	December 31, 2018	Partners’ Capital)
SECOR	$5,587,765	21%	$5,373,264	18%
Harbour Square	-	-%	2,505,307	8%
AE Capital	2,120,788	8%	2,600,217	9%
Independent View	8,728,094	33%	9,097,038	31%
Katonah	9,808,235	38%	10,282,847	34%

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. SECOR and AE Capital currently trade the Partnership’s assets indirectly in master fund managed accounts established in the name of the master fund over which they have been granted limited authority to make trading decisions. The first two trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly and through its investments in the Funds. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e., in the managed accounts in the Partnership’s name traded by certain Advisors) and indirectly by each Fund separately. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018.

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of March 31, 2019 and December 31, 2018, as applicable. As of March 31, 2019, the Partnership’s total capitalization was $26,244,882.

March 31, 2019

		% of
Market Sector	Value at Risk	Total Capitalization
Currencies	$837,924	3.19%
Energy	158,150	0.60
Grains	286,878	1.09
Indices	1,897,624	7.23
Interest Rates U.S.	185,735	0.71
Interest Rates Non-U.S.	417,618	1.59
Livestock	52,101	0.20
Metals	248,506	0.95
Softs	442,436	1.69

Total	$4,526,972	17.25%

As of December 31, 2018, the Partnership’s total capitalization was $29,858,673.

December 31, 2018

		% of
Market Sector	Value at Risk	Total Capitalization
Currencies	$972,484	3.26%
Energy	415,992	1.39
Grains	343,936	1.15
Indices	1,687,976	5.65
Interest Rates U.S.	105,961	0.35
Interest Rates Non-U.S.	713,308	2.39
Livestock	89,704	0.30
Metals	233,022	0.78
Softs	250,693	0.84

Total	$4,813,076	16.11%

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments and indirect investments in the Funds by market category as of March 31, 2019 and December 31, 2018, and the highest, lowest and average values during the three months ended March 31, 2019 and the twelve months ended December 31, 2018. All open contracts trading risk exposures have been included in calculating the figures set forth below.

At March 31, 2019 and December 31, 2018, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

March 31, 2019

			Three Months Ended March 31, 2019
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$369,527	1.41%	$538,995	$337,566	$441,170
Energy	111,304	0.42	421,085	90,724	229,036
Grains	158,276	0.60	290,337	124,063	198,702
Indices	886,689	3.38	1,638,498	416,213	935,408
Interest Rates U.S.	166,093	0.63	166,479	40,139	92,838
Interest Rates Non-U.S.	326,884	1.24	508,313	117,135	378,853
Livestock	28,138	0.11	32,340	10,560	23,575
Metals	83,001	0.32	161,387	25,608	95,946
Softs	312,002	1.19	374,136	121,889	253,228

Total	$2,441,914	9.30%

* Average of daily Values at Risk.

December 31, 2018

			Twelve Months Ended December 31, 2018
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$469,560	1.57%	$1,950,085	$139,052	$337,838
Energy	224,241	0.75	349,143	86,732	175,174
Grains	219,014	0.73	384,790	78,955	170,219
Indices	933,706	3.13	2,339,758	307,112	837,912
Interest Rates U.S.	94,256	0.32	306,801	17,074	102,268
Interest Rates Non-U.S.	498,308	1.67	653,632	20,362	302,418
Livestock	13,717	0.05	152,075	5,445	32,891
Metals	39,578	0.13	220,374	5,627	53,059
Softs	204,108	0.68	243,531	19,527	108,019

Total	$2,696,488	9.03%

* Annual average of month-end Values at Risk.

At March 31, 2019, SECOR Master’s total capitalization was $42,311,700. The Partnership owned approximately 12.6% of SECOR Master. As of March 31, 2019, SECOR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to SECOR for trading) was as follows:

March 31, 2019

			Three Months Ended March 31, 2019
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$2,286,285	5.40%	$5,747,977	$2,267,376	$4,386,628
Energy	371,792	0.88	1,264,626	242,465	515,376
Grains	1,020,652	2.41	1,360,384	305,492	762,803
Indices	8,023,291	18.96	8,550,193	4,303,298	6,119,326
Interest Rates U.S.	155,887	0.37	815,803	65,715	223,819
Interest Rates Non-U.S.	720,109	1.70	1,577,950	720,109	1,126,884
Livestock	190,185	0.45	594,605	66,462	228,779
Metals	1,313,528	3.10	1,313,528	1,069,299	1,186,579
Softs	1,035,191	2.45	1,035,191	304,474	651,844

Total	$15,116,920	35.72%

* Average of daily Values at Risk.

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

At March 31, 2019, AE Capital Master’s total capitalization was $18,698,979. The Partnership owned approximately 11.3% of AE Capital Master. As of March 31, 2019, AE Capital Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to AE Capital for trading) was as follows:

March 31, 2019

			Three Months Ended March 31, 2019
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$1,595,797	8.53%	$5,823,048	$-	$1,229,485

Total	$1,595,797	8.53%

At December 31, 2018, AE Capital Master’s total capitalization was $19,658,348 and the Partnership owned approximately 13.2% of AE Capital Master. As of December 31, 2018, AE Capital Master had no Value at Risk for its assets (including the portion of the Partnership’s assets allocated to AE Capital for trading).

As of March 31, 2019, the Partnership fully redeemed its investment in Harbour Square Master. As of December 31, 2018, Harbour Square Master’s total capitalization was $7,972,677, and the Partnership owned approximately 31.3% of Harbour Square Master. As of December 31, 2018, Harbour Square Master had no Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Harbour Square for trading).

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2019 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2018, 2017, 2016, 2015 and 2014. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. Please refer to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2018 Audited Financial Statement.

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

On April 21, 2015, the Chicago Board Options Exchange, Incorporated (“CBOE”) and the CBOE Futures Exchange, LLC (“CFE”) filed statements of charges against MS&Co. in connection with trading by one of MS&Co.’s former traders of EEM options contracts that allegedly disrupted the final settlement price of the November 2012 VXEM futures. CBOE alleged that MS&Co. violated CBOE Rules 4.1, 4.2 and 4.7, Sections 9(a) and 10(b) of the Exchange Act, and Rule 10b-5 thereunder. CFE alleged that MS&Co. violated CFE Rules 608, 609 and 620. The matters were resolved on July 12, 2016 and June 28, 2016, respectively, without any findings of fraud. Pursuant to the settlements, MS&Co. was required to pay a $750,000 penalty to the CBOE (for which MS&Co. and an individual were jointly and severally liable) and a $400,000 penalty to the CFE (for which MS&Co. and an individual were jointly and severally liable) and $152,664 in disgorgement.

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

Civil Litigation

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co. knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied MS&Co.’s motion to dismiss the complaint. On June 27, 2018, MS&Co. filed a motion for summary judgment and spoliation sanctions against CDIB. On December 21, 2018, the court denied MS&Co.’s motion for summary judgment and granted in part MS&Co.’s motion for sanctions related to the spoliation of evidence. On January 18, 2019, CDIB filed a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. On January 24, 2019, CDIB filed a notice of appeal from the court’s December 21, 2018 order, and on January 25, 2019, MS&Co. filed a notice of appeal from the same order. On March 7, 2019, the court denied the relief that CDIB sought in a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. Based on currently available information, MS&Co. believes it could incur a loss in this action of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under

Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. On January 18, 2017, the court entered an order dismissing all claims related to an additional securitization at issue. After those dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $65 million. At March 25, 2019, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $36 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $36 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At March 25, 2019, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $23 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $23 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Beginning on March 25, 2019, MS&Co. was named as a defendant in a series of putative class action complaints filed in the Southern District of New York, the first of which is styled Alaska Electrical Pension Fund v. BofA Secs., Inc., et al. Each complaint alleges a conspiracy to fix prices and restrain competition in the market for unsecured bonds issued by the following Government-Sponsored Enterprises: the Federal National Mortgage Associate; the Federal Home Loan Mortgage Corporation; the Federal Farm Credit Banks Funding Corporation; and the Federal Home Loan Banks. The purported class period for each suit is from January 1, 2012 to June 1, 2018. Each complaint raises a claim under Section 1 of the Sherman Act and seeks, among other things, injunctive relief and treble compensatory damages.

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

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against MS&Co. in the Supreme Court of NY, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011, and alleged that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to the plaintiffs by MS&Co. was approximately $104 million. The complaint raised common law claims of fraud, fraudulent inducement, aiding and abetting fraud, and negligent misrepresentation and sought, among other things, compensatory and/or recessionary damages associated with the plaintiffs’ purchases of such certificates. On January 16, 2015, the parties reached an agreement to settle the litigation.

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

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey, styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. On October 16, 2012, plaintiffs filed an amended complaint. The amended complaint alleged that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. was approximately $1.073 billion. The amended complaint raised claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud, fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and included a claim for treble damages. On January 8, 2016, the parties reached an agreement to settle the litigation.

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

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B, filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation as Receiver for Franklin Bank, S.S.B v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. On July 2, 2015, the parties reached an agreement to settle the litigation.

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

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleged that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $634 million. The complaint alleged causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and sought, among other things, compensatory and punitive damages. On June 26, 2018, the parties entered into an agreement to settle the litigation.

On April 1, 2016, the California Attorney General’s Office filed an action against MS&Co. in California state court styled California v. Morgan Stanley, et al., on behalf of California investors, including the California Public Employees’ Retirement System and the California Teachers’ Retirement System. The complaint alleged that MS&Co. made misrepresentations and omissions regarding residential mortgage-backed securities and notes issued by the Cheyne SIV, and asserted violations of the California False Claims Act and other state laws and sought treble damages, civil penalties, disgorgement, and injunctive relief. On April 24, 2019, the parties reached an agreement to settle the litigation.

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

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended March 31, 2019, there were no additional subscriptions of Redeemable Units. Redeemable Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. Redeemable Units are purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relies on the fact that Redeemable Units are purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used in the trading of commodity interests including futures, option, forward and swap contracts.

The following chart sets forth the purchases of limited partner Redeemable Units by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2019 - January 31, 2019	601.7840	$ 1,164.94	N/A	N/A
February 1, 2019 - February 28, 2019	919.0730	$ 1,146.57	N/A	N/A
March 1, 2019 - March 31, 2019	1,052.2270	$ 1,123.91	N/A	N/A
	2,573.0840	$ 1,141.60

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
Date: May 9, 2019
By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)
Date: May 9, 2019

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.