Form 10-Q
period 2019-06-30
EMERGING CTA PORTFOLIO LP
filed 2019-08-08
CIK 1269190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

(855) 672-4468

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

Yes    No X

As of July 31, 2019, 21,047.7580 Limited Partnership Class A Redeemable Units were outstanding and 21.2650 Limited Partnership Class Z Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Emerging CTA Portfolio L.P.

Statements of Financial Condition

	June 30,	December 31,
	2019	2018
	(Unaudited)
Assets:
Investment in the Funds(1), at fair value	$-	$10,478,871
Redemptions receivable from the Fund(s)	5,807,972	2,523,092

Equity in trading account:
Unrestricted cash	16,381,174	16,750,928
Restricted cash	2,928,006	2,756,546
Net unrealized appreciation on open futures contracts	499,131	93,633

Total equity in trading account	19,808,311	19,601,107

Interest receivable	36,942	32,495

Total assets	$25,653,225	$32,635,565

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$42,241	$53,716
Management fees	23,785	31,371
General Partner fees	21,245	27,083
Incentive fees	13,602	62,039
Professional fees	158,742	135,521
Redemptions payable to General Partner	22,000	-
Redemptions payable to Limited Partners	352,643	2,467,162

Total liabilities	634,258	2,776,892

Partners’ Capital:
General Partner, Class Z, 269.6640 and 396.6850 Redeemable Units outstanding at June 30, 2019 and December 31, 2018, respectively	263,095	382,416
Limited Partners, Class A, 21,434.5300 and 25,573.0000 Redeemable Units outstanding at June 30, 2019 and December 31, 2018, respectively	24,735,125	29,455,757
Limited Partners, Class Z, 21.2650 Redeemable Units outstanding at June 30, 2019 and December 31, 2018	20,747	20,500

Total partners’ capital (net asset value)	25,018,967	29,858,673

Total liabilities and partners’ capital	$25,653,225	$32,635,565

Net asset value per Redeemable Unit:
Class A	$1,153.98	$1,151.83

Class Z	$975.64	$964.03

(1) Defined in Note 1.

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.

Condensed Schedule of Investments

June 30, 2019

(Unaudited)

	Number of		% of Partners’
	Contracts	Fair Value	Capital
Futures Contracts Purchased
Currencies	361	$279,218	1.12%
Energy	60	34,367	0.14
Grains	134	(46,085)	(0.18)
Indices	292	58,820	0.23
Interest Rates U.S.	103	138,617	0.55
Interest Rates Non-U.S.	148	48,692	0.19
Metals	80	64,562	0.26
Softs	115	(6,603)	(0.03)

Total futures contracts purchased		571,588	2.28

Futures Contracts Sold
Currencies	16	(11,890)	(0.05)
Energy	64	15,838	0.06
Grains	128	28,696	0.12
Indices	114	(38,018)	(0.15)
Interest Rates Non-U.S.	221	(62,032)	(0.25)
Livestock	13	10,680	0.04
Metals	5	(6,083)	(0.02)
Softs	105	(9,648)	(0.04)

Total futures contracts sold		(72,457)	(0.29)

Net unrealized appreciation on open futures contracts		$499,131	1.99%

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

Emerging CTA Portfolio L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Investment Income:
Interest income	$91,669	$50,963	$188,515	$126,293
Interest income allocated from the Funds	29,564	97,384	78,975	159,424

Total investment income	121,233	148,347	267,490	285,717

Expenses:
Expenses allocated from the Funds	36,492	60,207	85,308	98,020
Clearing fees related to direct investments	46,588	40,488	84,279	95,336
Ongoing selling agent fees	128,345	194,788	272,435	400,622
Management fees	70,982	117,935	155,137	240,300
General Partner fees	64,630	98,162	137,375	201,991
Incentive fees	(40,866)	-	(48,436)	-
Professional fees	75,227	79,815	169,286	160,444

Total expenses	381,398	591,395	855,384	1,196,713

Net investment loss	(260,165)	(443,048)	(587,894)	(910,996)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Funds:
Net realized gains (losses) on closed contracts	537,032	(615,870)	(75,653)	(62,647)
Net realized gains (losses) on closed contracts allocated from the Funds	(105,664)	257,786	197,738	593,527
Net change in unrealized gains (losses) on open contracts	500,150	74,536	404,996	2,184
Net change in unrealized gains (losses) on open contracts allocated from the Funds	(8,152)	131,203	47,655	648,727

Total trading results	923,366	(152,345)	574,736	1,181,791

Net income (loss)	$663,201	$(595,393)	$(13,158)	$270,795

Net income (loss) per Redeemable Unit*:
Class A	$30.07	$(17.34)	$2.15	$7.45

Class Z	$30.22	$(9.43)	$11.61	$15.81

Weighted average Redeemable Units outstanding:
Class A	22,398.2390	33,213.4093	23,631.8460	34,025.9480

Class Z	348.3020	469.0740	383.1260	494.6220

*	Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.

Statements of Changes in Partners’ Capital

For the Three and Six Months Ended June 30, 2019 and 2018

(Unaudited)

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2017	$41,246,729	35,490.8260	$495,883	520.1700	$41,742,612	36,010.9960
Subscriptions - Limited Partners	50,000	43.3540	-	-	50,000	43.3540
Redemptions - General Partner	-	-	(50,000)	(51.0960)	(50,000)	(51.0960)
Redemptions - Limited Partners	(3,780,024)	(3,234.2900)	-	-	(3,780,024)	(3,234.2900)
Net income (loss)	262,090	-	8,705	-	270,795	-

Partners’ Capital, June 30, 2018	$37,778,795	32,299.8900	$454,588	469.0740	$38,233,383	32,768.9640

Partners’ Capital, March 31, 2018	$39,846,933	33,570.3870	$459,012	469.0740	$40,305,945	34,039.4610
Subscriptions - Limited Partners	50,000	43.3540	-	-	50,000	43.3540
Redemptions - Limited Partners	(1,527,169)	(1,313.8510)	-	-	(1,527,169)	(1,313.8510)
Net income (loss)	(590,969)	-	(4,424)	-	(595,393)	-

Partners’ Capital, June 30, 2018	$37,778,795	32,299.8900	$454,588	469.0740	$38,233,383	32,768.9640

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2018	$29,455,757	25,573.0000	$402,916	417.9500	$29,858,673	25,990.9500
Redemptions - General Partner	-	-	(121,996)	(127.0210)	(121,996)	(127.0210)
Redemptions - Limited Partners	(4,704,552)	(4,138.4700)	-	-	(4,704,552)	(4,138.4700)
Net income (loss)	(16,080)	-	2,922	-	(13,158)	-

Partners’ Capital, June 30, 2019	$24,735,125	21,434.5300	$283,842	290.9290	$25,018,967	21,725.4590

Partners’ Capital, March 31, 2019	$25,849,743	22,999.9160	$395,139	417.9500	$26,244,882	23,417.8660
Redemptions - General Partner	-	-	(121,996)	(127.0210)	(121,996)	(127.0210)
Redemptions - Limited Partners	(1,767,120)	(1,565.3860)	-	-	(1,767,120)	(1,565.3860)
Net income (loss)	652,502	-	10,699	-	663,201	-

Partners’ Capital, June 30, 2019	$24,735,125	21,434.5300	$283,842	290.9290	$25,018,967	21,725.4590

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership and was the trading manager (the “Trading Manager”) of AE Capital Master (as defined below) and Harbour Square Master (as defined below), respectively. The General Partner is a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses.

During the reporting periods ended June 30, 2019 and 2018, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank, N.A. (“JPMorgan”) was also a foreign exchange forward contract counterparty for certain Funds. During prior periods included in this report, the Partnership/Funds deposited a portion of their cash in non-trading bank accounts at JPMorgan.

As of September 1, 2011, the Partnership began offering three classes of limited partnership interests: Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units; each of which will be referred to as a “Class” and collectively referred to as the “Classes.” All Redeemable Units issued prior to September 1, 2011 were deemed “Class A Redeemable Units.” The rights, liabilities, risks, and fees associated with investment in the Class A Redeemable Units were not changed. Class A Redeemable Units and Class D Redeemable Units are available to taxable U.S. individuals and institutions, U.S. tax exempt individuals and institutions and non-U.S. investors. Class Z Redeemable Units are offered to certain employees of Morgan Stanley and its subsidiaries (and their family members). The Class of Redeemable Units that a limited partner of the Partnership receives upon subscription will generally depend upon the amount invested in the Partnership or the status of the limited partner, although the General Partner may determine to offer a particular Class of Redeemable Units to investors at its discretion. Class Z Redeemable Units were first issued on July 1, 2017. As of June 30, 2019, there were no Redeemable Units outstanding in Class D.

As of June 30, 2019, all trading decisions were made for the Partnership by Independent View BV (“Independent View”) and Katonah Capital Partners Management, LLC (“Katonah”) (each an “Advisor” and, collectively, the “Advisors”). Effective June 30, 2019, SECOR Capital Advisors, LP (“SECOR”) ceased to act as a commodity trading advisor to the Partnership. Effective April 3, 2019, AE Capital PTY Limited (“AE Capital”) ceased to act as a commodity trading advisor to the Partnership. Effective March 31, 2019, Harbour Square Capital Management LLC (“Harbour Square”) ceased to act as a commodity trading advisor to the Partnership. Effective October 1, 2018, the Partnership, the General Partner, The Cambridge Strategy (Asset Management) Limited (“Cambridge”) and Mesirow Financial International UK Limited (“Mesirow”) entered into a novation, assignment and assumption agreement, dated September 28, 2018, pursuant to which Cambridge transferred all of its future rights, obligations, and liabilities under that certain amended and restated management agreement, by and among the General Partner, the Partnership and Cambridge, dated as of October 1, 2013, as amended January 1, 2018 (collectively, the “Initial Advisory Agreement”), to Mesirow. From October 1, 2018 until its termination effective October 31, 2018, Mesirow had undertaken to perform the Initial Advisory Agreement and be bound by its terms in every way as if it were the original party to it in place of Cambridge. Effective March 1, 2018, Launchpad Capital Management, LLC (“Launchpad”) ceased to act as a commodity trading advisor to the Partnership. Effective April 30, 2018, Buttonwood Merchants, LLC (“Buttonwood”) ceased to act as a commodity trading advisor to the Partnership.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

References herein to the “Advisors” may also include, as relevant, references to SECOR, AE Capital, Harbour Square, Cambridge, Mesirow, Launchpad and Buttonwood. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through individually managed accounts, or indirectly, through its investment in the Funds. In addition, the General Partner may allocate the Partnership’s assets to additional non-major trading advisors (i.e. commodity trading advisors allocated less than 10% of the Partnership’s assets). Information about advisors allocated less than 10% of the Partnership’s assets may not be disclosed. The General Partner may also allocate less than 10% of the Partnership’s assets to a new trading advisor or another trading program of a current Advisor. The Advisors are not affiliated with one another, are not affiliated with the General Partner, MS&Co. or JPMorgan, and are not responsible for the organization or operation of the Partnership.

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

The Partnership has, and (prior to their respective terminations) SECOR Master Fund L.P. (“SECOR Master”), CMF AE Capital Master Fund LLC (“AE Capital Master”) and Cambridge Master Fund L.P. (“Cambridge Master”) had, entered into futures brokerage account agreements and foreign exchange brokerage account agreements with MS&Co. Prior to its termination, CMF Harbour Square Master Fund LLC (“Harbour Square Master”) had entered into a futures brokerage account agreement with MS&Co. References herein to “Funds” may also include, as relevant, reference to SECOR Master, AE Capital Master, Cambridge Master and Harbour Square Master. The Partnership, directly and through its investment in the Funds, pays MS&Co. (or will reimburse MS&Co. if previously paid) its allocable share of all trading fees for the clearing and, where applicable, execution of transactions as well as exchange, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”).

Effective July 12, 2017 and prior to their respective terminations, SECOR Master and Cambridge Master each entered into certain agreements with JPMorgan in connection with trading in forward foreign currency contracts on behalf of the referenced Funds and indirectly, the Partnership. These agreements include a foreign exchange and bullion authorization agreement (“FX Agreement”), an International Swap Dealers Association, Inc. master agreement (“Master Agreement”), a schedule to the Master Agreement, a 2016 credit support annex for variation margin to the schedule and an institutional account agreement. In addition to SECOR Master and Cambridge Master, SECOR and Mesirow/Cambridge were parties to the FX Agreements for the Funds to which each acted as advisor. Under each FX Agreement, JPMorgan charged a fee on the aggregate foreign currency transactions entered into on behalf of the respective Fund during a month.

On October 10, 2018, Cambridge, Mesirow, Cambridge Master and JPMorgan entered into an amendment and assignment agreement (the “Assignment Agreement”), effective as of October 1, 2018, to the FX Agreement pursuant to which Cambridge assigned to Mesirow all of its rights, liabilities, duties and obligations under and in respect of the FX Agreement, Mesirow accepted such assignment and assumed all rights, liabilities, duties and obligations under and in respect of the FX Agreement and JPMorgan consented to such assignment and assumption. Pursuant to the Assignment Agreement, all references to Cambridge were replaced by references to Mesirow, and all references to “Investment Manager” were deemed to refer to Mesirow.

On October 10, 2018, Cambridge Master and JPMorgan entered into an amendment (the “ISDA Amendment”), effective as of October 1, 2018, to the schedule to the Master Agreement, dated as of July 12, 2017, between Cambridge Master and JPMorgan. Pursuant to the ISDA Amendment, all references to Cambridge were replaced by references to Mesirow.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

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

The financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2019 and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2019 and 2018. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2018. The December 31, 2018 information has been derived from the audited financial statements as of and for the year ended December 31, 2018.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended June 30, 2019 and 2018, the Partnership carried no debt and all of the Partnership’s and the Funds’ investments were carried at fair value and classified as Level 1 or Level 2 measurements.

Partnership’s Investment in the Funds. The Partnership carried its investment in the Funds based on the Partnership’s (1) net contribution to the Funds and (2) its allocated share of the undistributed profits and losses, including realized gains (losses) and net change in unrealized gains (losses), of the Funds.

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

Partnership’s Cash. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At June 30, 2019 and December 31, 2018, the amount of cash held for margin requirements was $2,928,006 and $2,756,546, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $185,787 (cost of $185,443) and $(53,834) (proceeds of $54,680) as of June 30, 2019 and December 31, 2018, respectively.

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

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner Classes as a whole for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019			2018
	Class A	Class Z	Class A	Class Z	Class A		Class Z	Class A	Class Z

Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$41.60	$35.47	$(4.09)	$(3.32)	$26.84		$22.86	$34.04	$28.04
Net investment loss	(11.53)	(5.25)	(13.25)	(6.11)	(24.69)		(11.25)	(26.59)	(12.23)

Increase (decrease) for the period	30.07	30.22	(17.34)	(9.43)	2.15		11.61	7.45	15.81
Net asset value per Redeemable Unit, beginning of period	1,123.91	945.42	1,186.97	978.55	1,151.83		964.03	1,162.18	953.31

Net asset value per Redeemable Unit, end of period	$1,153.98	$975.64	$1,169.63	$969.12	$1,153.98		$975.64	$1,169.63	$969.12

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019			2018
	Class A	Class Z	Class A	Class Z	Class A		Class Z	Class A	Class Z
Ratios to Average Limited Partners’ Capital:**
Net investment loss***	(4.6)%	(2.5)%	(4.6)%	(2.5)%	(4.6)%		(2.5)%	(4.6)%	(2.6)%

Operating expenses	6.7%	4.6%	6.1%	4.0%	6.8%		4.6%	6.1%	4.0%
Incentive fees	(0.2)%	(0.2)%	-%	-%	(0.2)%		(0.2)%	-%	-%

Total expenses	6.5%	4.4%	6.1%	4.0%	6.6%		4.4%	6.1%	4.0%

Total return:
Total return before incentive fees	2.5%	3.0%	(1.5)%	(1.0)%	0.0	%****	1.0%	0.6%	1.7%
Incentive fees	0.2%	0.2%	-%	-%	0.2%		0.2%	-%	-%

Total return after incentive fees	2.7%	3.2%	(1.5)%	(1.0)%	0.2%		1.2%	0.6%	1.7%

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

The futures brokerage account agreements with MS&Co. give the Partnership and gave the Funds, respectively, the legal right to net unrealized gains and losses on open futures and forward contracts in their respective Statements of Financial Condition. The Partnership nets and the Funds netted, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts in their respective Statements of Financial Condition, as the criteria under ASC 210-20, “Balance Sheet,” have been met.

All of the commodity interests owned by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds were held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended June 30, 2019 and 2018 were 2,213 and 1,479, respectively. The monthly average number of futures contracts traded directly by the Partnership during the six months ended June 30, 2019 and 2018 were 2,108 and 1,608, respectively. The monthly average number of option contracts traded directly by the Partnership during the three months ended June 30, 2019 and 2018 were 0 and 157, respectively. The monthly average number of option contracts traded directly by the Partnership during the six months ended June 30, 2019 and 2018 were 0 and 362, respectively. The monthly average notional value of currency forward contracts traded directly by the Partnership during the three months ended June 30, 2019 and 2018 was $0. The monthly average notional value of currency forward contracts traded directly by the Partnership during the six months ended June 30, 2019 and 2018 were $0 and $7,020,761, respectively.

Trading and transaction fees are based on the number of trades executed by the Advisors and the Partnership’s percentage ownership of each respective Fund.

All clearing fees paid to MS&Co. are borne directly by the Partnership for its direct trading. In addition, clearing fees were borne by the Funds and were allocated to the Funds’ limited partners/members, including the Partnership.

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting agreements or similar arrangements as of June 30, 2019 and December 31, 2018, respectively.

		Gross Amounts Offset in the	Amounts Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
June 30, 2019	Gross Amounts Recognized	Statements of Financial Condition	Statements of Financial Condition	Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$848,894	$(349,763)	$499,131	$-	$-	$499,131

Total assets	$848,894	$(349,763)	$499,131	$-	$-	$499,131

Liabilities
Futures	$(349,763)	$349,763	$-	$-	$-	$-

Total liabilities	$(349,763)	$349,763	$-	$-	$-	$-

Net fair value						$499,131	*

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

		Gross Amounts Offset in the	Amounts Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2018	Gross Amounts Recognized	Statements of Financial Condition	Statements of Financial Condition	Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$851,529	$(757,896)	$93,633	$-	$-	$93,633

Total assets	$851,529	$(757,896)	$93,633	$-	$-	$93,633

Liabilities
Futures	$(757,896)	$757,896	$-	$-	$-	$-

Total liabilities	$(757,896)	$757,896	$-	$-	$-	$-

Net fair value						$93,633	*

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

The following tables indicate the gross fair values of derivative instruments of futures contracts held directly by the Partnership as separate assets and liabilities as of June 30, 2019 and December 31, 2018, respectively.

	June 30, 2019
Assets
Futures Contracts
Currencies	$301,101
Energy	78,059
Grains	38,636
Indices	82,301
Interest Rates U.S.	138,992
Interest Rates Non-U.S.	62,992
Livestock	10,680
Metals	74,831
Softs	61,302

Total unrealized appreciation on open futures contracts	848,894

Liabilities
Futures Contracts
Currencies	(33,773)
Energy	(27,854)
Grains	(56,025)
Indices	(61,499)
Interest Rates U.S.	(375)
Interest Rates Non-U.S.	(76,332)
Metals	(16,352)
Softs	(77,553)

Total unrealized depreciation on open futures contracts	(349,763)

Net unrealized appreciation on open futures contracts	$499,131	*

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

	December 31, 2018
Assets
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

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three and six months ended June 30, 2019 and 2018, respectively.

	Three Months Ended June 30,				Six Months Ended June 30,
Sector	2019		2018		2019		2018
Currencies	$451,982		$(223,200)		$142,884		$(658,126)
Energy	(75,495)		312,726		(254,745)		268,294
Grains	(339,517)		(195,610)		(479,898)		(115,042)
Indices	(83,348)		(84,470)		(383,332)		576,187
Interest Rates U.S.	676,046		24,399		959,180		(21,976)
Interest Rates Non-U.S.	314,482		(260,719)		400,364		36,419
Livestock	(25,370)		(61,830)		(77,380)		(53,910)
Metals	258,591		(61,510)		230,998		(93,815)
Softs	(140,189)		8,880		(208,728)		1,506

Total	$1,037,182	**	$(541,334)	**	$329,343	**	$(60,463)	**

**	This amount is included in “Total trading results” in the Statements of Income and Expenses.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

5.	Fair Value Measurements:

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

The Partnership and the Funds consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of June 30, 2019 and December 31, 2018 and for the periods ended June 30, 2019 and 2018, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

June 30, 2019	Total	Level 1	Level 2	Level 3
Assets
Futures	$848,894	$848,894	$-	$-

Total assets	$848,894	$848,894	$-	$-

Liabilities
Futures	$349,763	$349,763	$-	$-

Total liabilities	$349,763	$349,763	$-	$-

December 31, 2018	Total	Level 1	Level 2	Level 3
Assets
Futures	$851,529	$851,529	$-	$-

Total assets	$851,529	$851,529	$-	$-

Liabilities
Futures	$757,896	$757,896	$-	$-

Total liabilities	$757,896	$757,896	$-	$-

6.	Investment in the Funds:

On August 1, 2013, the assets allocated to SECOR for trading were invested in SECOR Master, a limited partnership organized under the partnership laws of the State of Delaware. SECOR Master permitted accounts managed by SECOR using a variation of the program traded by SECOR Alpha Master Fund L.P., a proprietary, systematic trading program, to invest together in one trading vehicle. Effective June 30, 2019, the Partnership fully redeemed its investment in SECOR Master.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

On February 1, 2017, the Partnership allocated a portion of its assets to AE Capital, which were managed and traded directly by AE Capital pursuant to AE Capital’s AE Systematic FX Fund Program through a trading account in the Partnership’s name from March 1, 2017 until January 31, 2018. Effective February 1, 2018, the assets allocated to AE Capital were transferred into AE Capital Master, a limited liability company organized under the limited liability company laws of the State of Delaware, through which they were managed and traded by AE Capital pursuant to the same strategy until AE Capital’s termination effective April 3, 2019. For the interim period from April 4, 2019 through April 30, 2019, the Partnership’s assets previously allocated to AE Capital were not charged a management fee and was credited with interest income at a rate equal to the monthly average of the 4-Week U.S. Treasury bill discount rate. On April 30, 2019, the Partnership fully redeemed its investment in AE Capital Master.

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

The General Partner is not aware of any other material changes to any of the trading programs discussed above or in Note 1, “Organization” during the fiscal quarter ended June 30, 2019.

The Funds’ and the Partnership’s trading of futures, forward, swap and option contracts, as applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. The Funds and the Partnership engage in such trading through commodity brokerage accounts maintained with MS&Co.

Generally, a limited partner/member in the Funds withdrew all or part of its capital contribution and undistributed profits, if any, from the Funds as of the end of any month (the “Redemption Date”) after a request had been made to the General Partner/Trading Manager at least three days in advance of the Redemption Date. Such withdrawals were classified as a liability when the limited partner/member elected to redeem and informed the Funds. However, a limited partner/member could have requested a withdrawal as of the end of any day if such request was received by the General Partner/Trading Manager at least three days in advance of the proposed withdrawal day.

Management fees, ongoing selling agent fees, the General Partner fees and incentive fees are charged at the Partnership level. Professional fees were borne by the Funds and allocated to the Partnership, and also charged directly at the Partnership level. Clearing fees were borne by the Funds and allocated to the Funds’ limited partners/members, including the Partnership. Clearing fees are also borne by the Partnership directly.

As of December 31, 2018, the Partnership owned approximately 15.3% of SECOR Master, 31.3% of Harbour Square Master and 13.2% of AE Capital Master. The performance of the Partnership was directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds were approximately the same as they would be had the Partnership traded directly and the redemption rights were not affected.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the total assets, liabilities and partners’/members’ capital of the Funds is shown in the following tables:

	June 30, 2019
	Total Assets	Total Liabilities	Total Capital
SECOR Master	$41,824,942	$41,824,942	$-

	December 31, 2018
	Total Assets	Total Liabilities	Total Capital
SECOR Master	$37,347,676	$2,170,539	$35,177,137
Harbour Square Master	10,504,910	2,532,233	7,972,677
AE Capital Master	19,758,302	99,954	19,658,348

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the three months ended June 30, 2019
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
SECOR Master	$(37,085)	$(606,850)	$(643,935)
AE Capital Master (a)	(14,754)	4,772	(9,982)

	For the six months ended June 30, 2019
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
SECOR Master	$(84,266)	$2,719,987	$2,635,721
Harbour Square Master (b)	(14,678)	160,848	146,170
AE Capital Master (c)	71,739	(890,810)	(819,071)

	For the three months ended June 30, 2018
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
SECOR Master	$(47,605)	$1,685,965	$1,638,360
Cambridge Master	99,367	(517,681)	(418,314)
Harbour Square Master	76,151	9,930	86,081
AE Capital Master	50,825	(658,284)	(607,459)

	For the six months ended June 30, 2018
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
SECOR Master	$(97,706)	$5,252,493	$5,154,787
Cambridge Master	184,655	1,492,646	1,677,301
Harbour Square Master	141,423	876,061	1,017,484
AE Capital Master (d)	89,539	(813,757)	(724,218)

(a) From April 1, 2019 through April 30, 2019, the date the Partnership fully redeemed its investment in AE Capital Master.

(b) From January 1, 2019 through March 31, 2019, the date the Partnership fully redeemed its investment in Harbour Square Master.

(c) From January 1, 2019 through April 30, 2019, the date the Partnership fully redeemed its investment in AE Capital Master.

(d) From February 1, 2018, commencement of operations for AE Capital Master, through June 30, 2018.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the Partnership’s investments in and the Partnership’s pro-rata share of the results of operations of the Funds is shown in the following tables:

	June 30, 2019		For the three months ended June 30, 2019
	% of			Expenses		Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Income (Loss)	Investment Objective	Redemptions Permitted
SECOR Master	-%	$ -	$ (89,050)	$ 28,365	$ 2,199	$ (119,614)	Commodity Portfolio	Monthly
AE Capital Master (a)	-%	-	4,798	3,260	2,668	(1,130)	Commodity Portfolio	Monthly

Total		$ -	$ (84,252)	$ 31,625	$ 4,867	$ (120,744)

	June 30, 2019		For the six months ended June 30, 2019
	% of			Expenses		Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Income (Loss)	Investment Objective	Redemptions Permitted
SECOR Master	-%	$ -	$ 352,502	$ 56,216	$ 4,201	$ 292,085	Commodity Portfolio	Monthly
Harbour Square Master (b)	-%	-	56,578	3,271	11,879	41,428	Commodity Portfolio	Monthly
AE Capital Master (c)	-%	-	(84,712)	5,155	4,586	(94,453)	Commodity Portfolio	Monthly

Total		$ -	$ 324,368	$ 64,642	$ 20,666	$ 239,060

	December 31, 2018		For the three months ended June 30, 2018
	% of			Expenses		Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Income (Loss)	Investment Objective	Redemptions Permitted
SECOR Master	18.00%	$ 5,373,355	$ 437,947	$ 31,355	$ 3,540	$ 403,052	Commodity Portfolio	Monthly
Harbour Square Master	8.39%	2,505,301	71,464	8,115	6,930	56,419	Commodity Portfolio	Monthly
AE Capital Master	8.71%	2,600,215	(115,930)	5,147	3,340	(124,417)	Commodity Portfolio	Monthly
Cambridge Master	-%	-	92,892	1,043	737	91,112	Commodity Portfolio	Monthly

Total		$ 10,478,871	$ 486,373	$ 45,660	$ 14,547	$ 426,166

	December 31, 2018		For the six months ended June 30, 2018
	% of			Expenses		Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Income (Loss)	Investment Objective	Redemptions Permitted
SECOR Master	18.00%	$ 5,373,355	$ 984,948	$ 52,376	$ 6,081	$ 926,491	Commodity Portfolio	Monthly
Harbour Square Master	8.39%	2,505,301	437,910	13,151	13,234	411,525	Commodity Portfolio	Monthly
AE Capital Master (d)	8.71%	2,600,215	(131,307)	5,658	5,160	(142,125)	Commodity Portfolio	Monthly
Cambridge Master	-%	-	110,127	1,401	959	107,767	Commodity Portfolio	Monthly

Total		$ 10,478,871	$ 1,401,678	$ 72,586	$ 25,434	$ 1,303,658

(a) From April 1, 2019 through April 30, 2019, the date the Partnership fully redeemed its investment in AE Capital Master.

(b) From January 1, 2019 through March 31, 2019, the date the Partnership fully redeemed its investment in Harbour Square Master.

(c) From January 1, 2019 through April 30, 2019, the date the Partnership fully redeemed its investment in AE Capital Master.

(d) From February 1, 2018, commencement of operations for AE Capital Master, through June 30, 2018.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

7.	Financial Instrument Risks:

In the normal course of business, the Partnership and the Funds are parties to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include futures, forwards, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, swap and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 0.0% to 9.0% of the Partnership’s/Funds’ contracts are traded OTC.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds have credit risk and concentration risk, as MS&Co. or an MS&Co. affiliate are counterparties or brokers with respect to the Partnership’s/Funds’ assets. For certain OTC contracts traded by Cambridge Master and SECOR Master prior to their respective full redemptions, JPMorgan was the counterparty with respect to those assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co. or an MS&Co. affiliate, the Partnership’s/Funds’ counterparty is an exchange or clearing organization.

The General Partner/Trading Manager monitors and attempts to mitigate the Partnership’s/Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Funds may be subject. These monitoring systems generally allow the General Partner/Trading Manager to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, forward and option contracts by sector, margin requirements, gain and loss transactions and collateral positions.

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

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Funds, (ii) redemptions receivable from the Fund(s), (iii) equity in trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options purchased at fair value and investment in U.S. Treasury bills at fair value, if applicable and (iv) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments and investment in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2019.

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

For the six months ended June 30, 2019, Partnership capital decreased 16.2% from $29,858,673 to $25,018,967. This decrease was attributable to redemptions of 4,138.4700 Class A limited partner Redeemable Units totaling $4,704,552, redemptions of 127.0210 Class Z General Partner Redeemable Units totaling $121,996 and a net loss of $13,158. Future redemptions can impact the amount of funds available for investment in subsequent periods.

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

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting periods. The General Partner believes that the estimates utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s significant accounting policies are described in detail in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” of the Financial Statements.

The Partnership and the Funds record all investments at fair value in their financial statements, with changes in fair value reported as a component of net realized gains (losses) and net change in unrealized gains (losses) in the Statements of Income and Expenses.

Results of Operations

During the Partnership’s second quarter of 2019, the net asset value per Class A Redeemable Unit increased 2.7% from $1,123.91 to $1,153.98, as compared to a decrease of 1.5% in the second quarter of 2018. During the Partnership’s second quarter of 2019 the net asset value per Class Z Redeemable Unit increased 3.2% from $945.42 to $975.64, as compared to a decrease of 1.0% in the second quarter of 2018. The Partnership experienced a net trading gain before fees and expenses in the second quarter of 2019 of $923,366. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, indices, U.S. and non-U.S. interest rates and metals and were partially offset by losses in energy, grains, livestock and softs. The Partnership experienced a net trading loss before fees and expenses in the second quarter of 2018 of $152,345. Losses were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, grains, indices, U.S. and non-U.S. interest rates, livestock and metals and were partially offset by gains in energy and softs.

The most notable gains were recorded during May and June from long positions in non-U.S. and U.S. fixed income futures as prices rose amid safe-haven demand and increased speculation that the U.S. Federal Reserve will cut interest rates. Within the currency markets, gains were achieved throughout much of the quarter from short positions in European currencies versus the U.S. dollar as the relative value of European currencies generally moved lower on weaker-than-expected economic reports and the expectation of looser monetary policy. Further gains in the currencies were experienced during June from positions in the Canadian dollar. Within the metals sector, gains were experienced during June from long positions in precious metals futures as prices rose amid U.S. dollar weakness and as new U.S. sanctions on Iran added to uncertainty in the global markets. Within the global stock indices, gains were recorded during April and June from long European, U.S., and Asian equity index futures positions as prices increased on signs that major central banks are prepared to provide new stimulus to slowing economies. The Partnership’s overall trading gains for the quarter were partially offset by trading losses in the agricultural complex during May and June from short futures positions in the grain markets as prices rose after excessive rains in the U.S. Midwest reduced yield projections. Losses in the energy complex were recorded during May from long positions in Brent crude oil and refined oil products as prices reversed lower on an outlook for weakening fuel demand.

During the Partnership’s six months ended June 30, 2019, the net asset value per Class A Redeemable Unit increased 0.2% from $1,151.83 to $1,153.98 as compared to an increase of 0.6% in the six months ended June 30, 2018. During the Partnership’s six months ended June 30, 2019, the net asset value per Class Z Redeemable Unit increased 1.2% from $964.03 to $975.64, as compared to an increase of 1.7% in the six months ended June 30, 2018. The Partnership experienced a net trading gain before fees and expenses in the six months ended June 30, 2019 of $574,736. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, U.S. and non-U.S. interest rates and metals and were partially offset by losses in energy, grains, indices, livestock and softs. The Partnership experienced a net trading gain before fees and expenses in the six months ended June 30, 2018 of $1,181,791. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy, indices, U.S. interest rates and softs and were partially offset by losses in currencies, grains, non-U.S. interest rates, livestock and metals.

The most significant gains were achieved within the global interest rates during January, March, May, and June from long positions in non-U.S. and U.S. fixed income futures as prices rose as economic concerns pushed central banks to looser monetary policy globally. Within the currency markets, gains were achieved throughout much of the second quarter from short positions in European currencies versus the U.S. dollar as the relative value of European currencies generally moved lower on weaker-than-expected economic reports and the expectation of looser monetary policy. Gains were also recorded within the currency markets during January from long positions in the New Zealand and Australian dollar versus the U.S. dollar as the prolonged partial shutdown of the U.S. Federal government pulled the U.S. dollar lower. Further gains in the currencies were experienced during June from positions in the Canadian dollar. Within the metals sector, gains were primarily experienced during June from long precious metals futures positions as prices rose amid U.S. dollar weakness and as new U.S. sanctions on Iran added to uncertainty in the global markets. A portion of the Partnership’s gains for the first six months of the year was offset by trading losses with the agriculturals complex during the first quarter from long and short lean hog futures positons as prices gyrated amid news surrounding U.S.-Chinese trade negotiations and the African swine flu. Additional losses were incurred in the agriculturals during May and June from short futures positions in the grain markets as prices rose after excessive rains in the U.S. Midwest reduced yield projections. Losses in the energy complex were recorded during January from short crude oil futures positions as sanctions on Venezuelan oil exports and OPEC’s announcement of new production cuts pushed prices higher. Additionally, losses were experienced within the energies during March and May from futures positioning in crude oil and oil distillates. Losses within the global stock indices sector were incurred during March from short futures positions in European and U.S. equity indices as prices benefited from dovish central bank actions and optimism surrounding U.S.-China trade negotiations. Within this same sector, losses were experienced during May from long positions in European, U.S., and Asian equity index futures as prices fell due to escalating global trade tensions and economic growth concerns.

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

Interest income on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account at MS&Co. during each month is earned at the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership/Funds will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s and/or each Fund’s account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Any interest income earned on collateral or excess cash deposited by certain of the Funds and held by JPMorgan in its capacity as such Funds’ forward foreign currency counterparty was retained by such Funds, and the Partnership received its allocable portion of such interest from the applicable Fund. Interest income for the three and six months ended June 30, 2019 decreased by $27,114 and $18,227, respectively, as compared to the corresponding periods in 2018. The decrease in interest income was primarily due to lower average daily equity during the three and six months ended June 30, 2019 as compared to the corresponding periods in 2018. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership was dependent upon (1) the average daily equity maintained in cash in the Partnership’s and/or the applicable Fund’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds, MS&Co. or JPMorgan had control.

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

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three and six months ended June 30, 2019 increased by $6,100 and decreased by $11,057, respectively, as compared to the corresponding periods in 2018. The change in these clearing fees was primarily due to an increase in the number of direct trades made by the Partnership during the three months ended June 30, 2019 and a decrease in the number of direct trades made by the Partnership during the six months ended June 30, 2019 as compared to the corresponding periods in 2018.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value of Class A Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. Ongoing selling agent fees for the three and six months ended June 30, 2019 decreased by $66,443 and $128,187, respectively, as compared to the corresponding periods in 2018. The decrease in ongoing selling agent fees was due to lower average net assets attributable to Class A Redeemable Units during the three and six months ended June 30, 2019 as compared to the corresponding periods in 2018.

Management fees are calculated as a percentage of the Partnership’s adjusted net assets per Class as of the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. Management fees for the three and six months ended June 30, 2019 decreased by $46,953 and $85,163, respectively, as compared to the corresponding periods in 2018. The decrease in management fees was due to lower average net assets per Class during the three and six months ended June 30, 2019 as compared to the corresponding periods in 2018.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisors, (ii) allocating and reallocating the Partnership’s assets among the commodity trading advisors and (iii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net assets per Class as of the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. General Partner fees for the three and six months ended June 30, 2019 decreased by $33,532 and $64,616, respectively, as compared to the corresponding periods in 2018. The decrease in General Partner fees was due to lower average net assets per Class during the three and six months ended June 30, 2019 as compared to the corresponding periods in 2018.

Incentive fees paid by the Partnership to the Advisors are based on the new trading profits generated by each Advisor at the end of the quarter, half year or year, as applicable, as defined in the respective management agreements among the Partnership, the General Partner and each Advisor. Trading performance for the three and six months ended June 30, 2019 resulted in reversals of incentive fees of $40,866 and $48,436, respectively. Trading performance for the three and six months ended June 30, 2018 did not result in any incentive fees. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

The General Partner is also paid an incentive fee payable annually equal to 5% of the Partnership’s overall New Trading Profits, as defined in the Partnership’s limited partnership agreement, earned in each calendar year. Trading performance for the three and six months ended June 30, 2019 and 2018 did not result in any General Partner incentive fees.

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

As of June 30, 2019 and March 31, 2019, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	June 30, 2019	June 30, 2019 (percentage of Partners’ Capital)	March 31, 2019	March 31, 2019 (percentage of Partners’ Capital)
SECOR	$-	-%	$5,587,765	21%
AE Capital	-	-%	2,120,788	8%
Independent View	11,377,517	45%	8,728,094	33%
Katonah	13,641,450	55%	9,808,235	38%

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. Prior to their respective terminations, Harbour Square, SECOR and AE Capital traded the Partnership’s assets indirectly in master fund managed accounts established in the name of the master fund over which they had been granted limited authority to make trading decisions. As a result, the first trading Value at Risk table reflects the market sensitive instruments held by the Partnership directly and through its investments in the Fund as at December 31, 2018. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e., in the managed accounts in the Partnership’s name traded by certain Advisors) as of June 30, 2019 and December 31, 2018 and indirectly by each Fund separately as of December 31, 2018. There has been no material change in the trading Value at Risk, non-trading risk and risk management information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018.

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2018.

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

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments as of June 30, 2019 and December 31, 2018 and indirect investments in the Funds by market category as of December 31, 2018, and the highest, lowest and average values during the three months ended June 30, 2019 and the twelve months ended December 31, 2018, as applicable. All open contracts trading risk exposures have been included in calculating the figures set forth below.

At June 30, 2019 and December 31, 2018, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

June 30, 2019
			Three Months Ended June 30, 2019
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$557,780	2.23%	$557,780	$289,100	$421,099
Energy	188,855	0.75	435,390	120,880	197,487
Grains	146,171	0.58	243,434	139,643	184,115
Indices	1,150,018	4.60	2,310,233	644,049	1,238,512
Interest Rates U.S.	180,323	0.72	303,070	108,318	187,818
Interest Rates Non-U.S.	297,980	1.19	575,416	130,041	367,381
Livestock	24,530	0.10	35,464	9,460	22,182
Metals	192,954	0.77	222,556	87,074	134,121
Softs	189,409	0.76	418,304	180,495	300,372

Total	$2,928,020	11.70%

* Average of daily Values at Risk.

December 31, 2018
			Twelve Months Ended December 31, 2018
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$469,560	1.57%	$1,950,085	$139,052	$337,838
Energy	224,241	0.75	349,143	86,732	175,174
Grains	219,014	0.73	384,790	78,955	170,219
Indices	933,706	3.13	2,339,758	307,112	837,912
Interest Rates U.S.	94,256	0.32	306,801	17,074	102,268
Interest Rates Non-U.S.	498,308	1.67	653,632	20,362	302,418
Livestock	13,717	0.05	152,075	5,445	32,891
Metals	39,578	0.13	220,374	5,627	53,059
Softs	204,108	0.68	243,531	19,527	108,019

Total	$2,696,488	9.03%

* Annual average of month-end Values at Risk.

As of June 30, 2019, the Partnership fully redeemed its investment in SECOR Master.

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

As of April 30, 2019, the Partnership fully redeemed its investment in AE Capital Master.

As of December 31, 2018, AE Capital Master’s total capitalization was $19,658,348 and the Partnership owned approximately 13.2% of AE Capital Master. As of December 31, 2018, AE Capital Master had no Value at Risk for its assets (including the portion of the Partnership’s assets allocated to AE Capital for trading).

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

Item 4.       Controls and Procedures.

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership on the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods expected in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Partnership in the reports it files is accumulated and communicated to management, including the President (the General Partner’s principal executive officer) and Chief Financial Officer (“CFO”) (the General Partner’s principal financial officer) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

The General Partner is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2019 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Exchange Act of 1934, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2018, 2017, 2016, 2015 and 2014. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2018 Audited Financial Statement.

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

On July 23, 2014, the SEC approved a settlement by MS&Co. and certain affiliates to resolve an investigation related to certain subprime RMBS transactions sponsored and underwritten by those entities in 2007. Pursuant to the settlement, MS&Co. and certain affiliates were charged with violating Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933, agreed to pay disgorgement and penalties in an amount of $275 million and neither admitted nor denied the SEC’s findings.

On April 21, 2015, the Chicago Board Options Exchange, Incorporated (CBOE) and the CBOE Futures Exchange, LLC (CFE) filed statements of charges against MS&Co. in connection with trading by one of MS&Co.’s former traders of EEM options contracts that allegedly disrupted the final settlement price of the November 2012 VXEM futures. CBOE alleged that MS&Co. violated CBOE Rules 4.1, 4.2 and 4.7, Sections 9(a) and 10(b) of the Exchange Act, and Rule 10b-5 thereunder. CFE alleged that MS&Co. violated CFE Rules 608, 609 and 620. The matters were resolved on July 12, 2016 and June 28, 2016, respectively, without any findings of fraud. Pursuant to the settlements, MS&Co. was required to pay a $750,000 penalty to the CBOE (for which MS&Co. and an individual were jointly and severally liable) and a $400,000 penalty to the CFE (for which MS&Co. and an individual were jointly and severally liable) and $152,664 in disgorgement.

On June 18, 2015, MS&Co. entered into a settlement with the SEC and paid a fine of $500,000 as part of the Municipalities Continuing Disclosure Corporation Initiative to resolve allegations that MS&Co. failed to form a reasonable basis through adequate due diligence for believing the truthfulness of the assertions by issuers and/or obligors regarding their compliance with previous continuing disclosure undertakings pursuant to Rule 15c2-12 under the Exchange Act in connection with offerings in which MS&Co. acted as senior or sole underwriter.

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

Civil Litigation

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co. knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied MS&Co.’s motion to dismiss the complaint. On June 27, 2018, MS&Co. filed a motion for summary judgment and spoliation sanctions against CDIB. On December 21, 2018, the court denied MS&Co.’s motion for summary judgment and granted in part MS&Co,’s motion for sanctions relating to the spoliation of evidence. On January 18, 2019, CDIB filed a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. On January 24, 2019, CDIB filed a notice of appeal from the court’s December 21, 2018 order, and on January 25, 2019, MS&Co. filed a notice of appeal from the same order. On March 7, 2019, the court denied the relief that CDIB sought in a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. Based on currently available information, MS&Co. believes it could incur a loss in this action of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

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

Beginning on March 25, 2019, MS&Co. was named as a defendant in a series of putative class action complaints filed in the Southern District of New York, the first of which was styled Alaska Electrical Pension Fund v. BofA Secs., Inc., et al. Each complaint alleges a conspiracy to fix prices and restrain competition in the market for unsecured bonds issued by the following Government-Sponsored Enterprises: the Federal National Mortgage Association; the Federal Home Loan Mortgage Corporation; the Federal Farm Credit Banks Funding Corporation; and the Federal Home Loan Banks. Each complaint raises a claim under Section 1 of the Sherman Act and seeks, among other things, injunctive relief and treble compensatory damages. On May 23, 2019, plaintiffs filed a consolidated amended class action complaint, now styled In re GSE Bonds Antitrust Litigation. The purported class period in the consolidated amended complaint is now from January 1, 2009 to January 1, 2016. On June 13, 2019, the defendants filed a joint motion to dismiss the consolidated amended complaint.

Settled Civil Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleged that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raised claims under the Washington State Securities Act and sought, among other things, to rescind the plaintiff’s purchase of such certificates. On January 23, 2017, the parties reached an agreement to settle the litigation.

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

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al. An amended complaint, filed on June 10, 2010, alleged that defendants made untrue statements and material omissions in connection with the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $276 million. The complaint raised claims under both the federal securities laws and California law and sought, among other things, to rescind the plaintiff’s purchase of such certificates. On December 21, 2016, the parties reached an agreement to settle the litigation.

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

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against the Firm, certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleged that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Firm to plaintiff was approximately $634 million. The complaint alleged causes of action against the Firm for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 26, 2018, the parties entered into an agreement to settle the litigation.

On April 1, 2016, the California Attorney General’s Office filed an action against MS&Co. in California state court styled California v. Morgan Stanley, et al., on behalf of California investors, including the California Public Employees’ Retirement System and the California Teachers’ Retirement System. The complaint alleged that MS&Co. made misrepresentations and omissions regarding residential mortgage-backed securities and notes issued by the Cheyne SIV, and asserts violations of the California False Claims Act and other state laws and sought treble damages, civil penalties, disgorgement, and injunctive relief. On April 24, 2019, the parties reached an agreement to settle the litigation.

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

Item lA.       Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 as updated by Part II, Item 1A. “Risk Factors.” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended June 30, 2019, there were no additional subscriptions of Redeemable Units. Redeemable Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. Redeemable Units are purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relies on the fact that Redeemable Units are purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used in the trading of commodity interests including futures, option, forward and swap contracts.

The following chart sets forth the purchases of limited partner Redeemable Units by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2019 - April 30, 2019	545.2340	$1,135.94	N/A	N/A
May 1, 2019 - May 31, 2019	714.5630	$1,112.74	N/A	N/A
June 1, 2019 - June 30, 2019	305.5890	$1,153.98	N/A	N/A
	1,565.3860	$1,128.87

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

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 3.	Defaults Upon Senior Securities. — None.

Item 4.	Mine Safety Disclosures. — Not Applicable.

Item 5.	Other Information. — None.

Item 6.       Exhibits.

31.1 —	Rule 13a-14(a)/15d—14(a) Certification (Certification of President and Director) (filed herewith).
31.2 —	Rule 13a-14(a)/15d—14(a) Certification (Certification of Chief Financial Officer and Director) (filed herewith).
32.1 —	Section 1350 Certification (Certification of President and Director) (filed herewith).
32.2 —	Section 1350 Certification (Certification of Chief Financial Officer and Director) (filed herewith).

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMERGING CTA PORTFOLIO L.P.

By: Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date: August 8, 2019

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: August 8, 2019

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.