Form 10-Q
period 2019-09-30
EMERGING CTA PORTFOLIO LP
filed 2019-11-07
CIK 1269190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Yes    No X

As of October 31, 2019, 20,159.7440 Limited Partnership Class A Redeemable Units were outstanding and 21.2650 Limited Partnership Class Z Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Emerging CTA Portfolio L.P.

Statements of Financial Condition

	September 30, 2019 (Unaudited)	December 31, 2018
Assets:
Investment in the Funds(1), at fair value	$-	$10,478,871
Redemptions receivable from the Funds	-	2,523,092

Equity in trading account:
Unrestricted cash	20,816,188	16,750,928
Restricted cash	3,705,485	2,756,546
Net unrealized appreciation on open futures contracts	150,288	93,633

Total equity in trading account	24,671,961	19,601,107

Interest receivable	34,871	32,495

Total assets	$24,706,832	$32,635,565

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$40,695	$53,716
Management fees	22,975	31,371
General Partner fees	20,444	27,083
Incentive fees	-	62,039
Professional fees	174,297	135,521
Redemptions payable to Limited Partners	488,025	2,467,162

Total liabilities	746,436	2,776,892

Partners’ Capital:
General Partner, Class Z, 269.6640 and 396.6850 Redeemable Units outstanding at September 30, 2019 and December 31, 2018, respectively	266,136	382,416
Limited Partners, Class A, 20,382.5290 and 25,573.0000 Redeemable Units outstanding at September 30, 2019 and December 31, 2018, respectively	23,673,273	29,455,757
Limited Partners, Class Z, 21.2650 Redeemable Units outstanding at September 30, 2019 and December 31, 2018	20,987	20,500

Total partners’ capital (net asset value)	23,960,396	29,858,673

Total liabilities and partners’ capital	$24,706,832	$32,635,565

Net asset value per Redeemable Unit:
Class A	$1,161.45	$1,151.83

Class Z	$986.92	$964.03

(1) Defined in Note 1.

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.

Condensed Schedule of Investments

September 30, 2019

(Unaudited)

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	186	$(118,105)	(0.49)%
Energy	48	(29,947)	(0.11)
Grains	48	35,156	0.15
Indices	333	168,393	0.70
Interest Rates U.S.	117	17,123	0.07
Interest Rates Non-U.S.	345	1,077	0.00 *
Livestock	20	24,660	0.10
Metals	59	(116,629)	(0.49)
Softs	50	(138,735)	(0.58)

Total futures contracts purchased		(157,007)	(0.65)

Futures Contracts Sold
Currencies	213	20,104	0.08
Energy	72	186,540	0.78
Grains	41	(23,198)	(0.10)
Indices	432	44,923	0.19
Interest Rates Non-U.S.	379	(82,716)	(0.34)
Softs	100	161,642	0.67

Total futures contracts sold		307,295	1.28

Net unrealized appreciation on open futures contracts		$150,288	0.63%

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

Emerging CTA Portfolio L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Investment Income:
Interest income	$110,267	$44,893	$298,782	$171,186
Interest income allocated from the Funds	-	111,403	78,975	270,827

Total investment income	110,267	156,296	377,757	442,013

Expenses:
Expenses allocated from the Funds	-	70,609	85,308	168,629
Clearing fees related to direct investments	58,684	25,251	142,963	120,587
Ongoing selling agent fees	123,467	183,960	395,902	584,582
Management fees	69,560	113,735	224,697	354,035
General Partner fees	62,055	92,853	199,430	294,844
Incentive fees	-	-	(48,436)	-
Professional fees	74,916	92,789	244,202	253,233

Total expenses	388,682	579,197	1,244,066	1,775,910

Net investment loss	(278,415)	(422,901)	(866,309)	(1,333,897)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Funds:
Net realized gains (losses) on closed contracts	787,650	390,043	711,997	327,396
Net realized gains (losses) on closed contracts allocated from the Funds	-	(234,125)	197,738	359,402
Net change in unrealized gains (losses) on open contracts	(348,120)	248,298	56,876	250,482
Net change in unrealized gains (losses) on open contracts allocated from the Funds	-	(815,673)	47,655	(166,946)

Total trading results	439,530	(411,457)	1,014,266	770,334

Net income (loss)	$161,115	$(834,358)	$147,957	$(563,563)

Net income (loss) per Redeemable Unit*:
Class A	$7.47	$(26.92)	$9.62	$(19.47)

Class Z	$11.28	$(17.53)	$22.89	$(1.72)

Weighted average Redeemable Units outstanding:
Class A	21,095.0010	31,563.7867	22,786.2310	33,205.2276

Class Z	290.9290	469.0740	352.3937	486.1060

*	Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.

Statements of Changes in Partners’ Capital

For the Three and Nine Months Ended September 30, 2019 and 2018

(Unaudited)

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2017	$41,246,729	35,490.8260	$495,883	520.1700	$41,742,612	36,010.9960
Subscriptions - Limited Partners	50,000	43.3540	-	-	50,000	43.3540
Redemptions - General Partner	-	-	(50,000)	(51.0960)	(50,000)	(51.0960)
Redemptions - Limited Partners	(6,479,181)	(5,558.5340)	-	-	(6,479,181)	(5,558.5340)
Net income (loss)	(564,046)	-	483	-	(563,563)	-

Partners’ Capital, September 30, 2018	$34,253,502	29,975.6460	$446,366	469.0740	$34,699,868	30,444.7200

Partners’ Capital, June 30, 2018	$37,778,795	32,299.8900	$454,588	469.0740	$38,233,383	32,768.9640
Redemptions - Limited Partners	(2,699,157)	(2,324.2440)	-	-	(2,699,157)	(2,324.2440)
Net income (loss)	(826,136)	-	(8,222)	-	(834,358)	-

Partners’ Capital, September 30, 2018	$34,253,502	29,975.6460	$446,366	469.0740	$34,699,868	30,444.7200

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2018	$29,455,757	25,573.0000	$402,916	417.9500	$29,858,673	25,990.9500
Redemptions - General Partner	-	-	(121,996)	(127.0210)	(121,996)	(127.0210)
Redemptions - Limited Partners	(5,924,238)	(5,190.4710)	-	-	(5,924,238)	(5,190.4710)
Net income (loss)	141,754	-	6,203	-	147,957	-

Partners’ Capital, September 30, 2019	$23,673,273	20,382.5290	$287,123	290.9290	$23,960,396	20,673.4580

Partners’ Capital, June 30, 2019	$24,735,125	21,434.5300	$283,842	290.9290	$25,018,967	21,725.4590
Redemptions - Limited Partners	(1,219,686)	(1,052.0010)	-	-	(1,219,686)	(1,052.0010)
Net income (loss)	157,834	-	3,281	-	161,115	-

Partners’ Capital, September 30, 2019	$23,673,273	20,382.5290	$287,123	290.9290	$23,960,396	20,673.4580

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

1.	Organization:

Emerging CTA Portfolio L.P. (the “Partnership”) is a limited partnership that was organized on July 7, 2003 under the partnership laws of the State of New York. The objective of the Partnership is to achieve capital appreciation through the allocation of assets to early-stage commodity trading advisors or established advisors employing early-stage strategies, which engage, directly and indirectly through investment in the Funds (as defined below), in speculative trading of a diversified portfolio of commodity interests, including futures, options on futures, forward, options on forward, spot and swap contracts, cash commodities and any other rights or interests pertaining thereto. The Partnership may also enter into swap and other derivative transactions directly and through its investment in the Funds with the approval of the General Partner (as defined below). The sectors traded include currencies, livestock, energy, grains, metals, indices, softs and United States (“U.S.”) and non-U.S. interest rates. The commodity interests that are traded by the Partnership directly or indirectly through its investment in the Funds are volatile and involve a high degree of market risk. The General Partner may also determine to invest up to all of the Partnership’s assets (directly or indirectly through its investment in the Funds) in U.S. Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates.

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

During the reporting periods ended September 30, 2019 and 2018, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank, N.A. (“JPMorgan”) was also a foreign exchange forward contract counterparty for certain Funds. During prior periods included in this report, the Partnership/Funds deposited a portion of their cash in non-trading bank accounts at JPMorgan.

As of September 1, 2011, the Partnership began offering three classes of limited partnership interests: Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units; each of which will be referred to as a “Class” and collectively referred to as the “Classes.” All Redeemable Units issued prior to September 1, 2011 were deemed “Class A Redeemable Units.” The rights, liabilities, risks, and fees associated with investment in the Class A Redeemable Units were not changed. Class A Redeemable Units and Class D Redeemable Units are available to taxable U.S. individuals and institutions, U.S. tax exempt individuals and institutions and non-U.S. investors. Class Z Redeemable Units are offered to certain employees of Morgan Stanley and its subsidiaries (and their family members). The Class of Redeemable Units that a limited partner of the Partnership receives upon subscription will generally depend upon the amount invested in the Partnership or the status of the limited partner, although the General Partner may determine to offer a particular Class of Redeemable Units to investors at its discretion. Class Z Redeemable Units were first issued on July 1, 2017. As of September 30, 2019, there were no Redeemable Units outstanding in Class D.

As of September 30, 2019, all trading decisions were made for the Partnership by Independent View BV (“Independent View”) and Katonah Capital Partners Management, LLC (“Katonah”) (each an “Advisor” and, collectively, the “Advisors”). Effective June 30, 2019, SECOR Capital Advisors, LP (“SECOR”) ceased to act as a commodity trading advisor to the Partnership. Effective April 3, 2019, AE Capital PTY Limited (“AE Capital”) ceased to act as a commodity trading advisor to the Partnership. Effective March 31, 2019, Harbour Square Capital Management LLC (“Harbour Square”) ceased to act as a commodity trading advisor to the Partnership. Effective October 1, 2018, the Partnership, the General Partner, The Cambridge Strategy (Asset Management) Limited (“Cambridge”) and Mesirow Financial International UK Limited (“Mesirow”) entered into a novation, assignment and assumption agreement, dated September 28, 2018, pursuant to which Cambridge transferred all of its future rights, obligations, and liabilities under that certain amended and restated management agreement, by and among the General Partner, the Partnership and Cambridge, dated as of October 1, 2013, as amended January 1, 2018 (collectively, the “Initial Advisory Agreement”), to Mesirow. From October 1, 2018 until its termination effective October 31, 2018, Mesirow had undertaken to perform the Initial Advisory Agreement and be bound by its terms in every way as if it were the original party to it in place of Cambridge. Effective March 1, 2018, Launchpad Capital Management, LLC (“Launchpad”) ceased to act as a commodity trading advisor to the Partnership. Effective April 30, 2018, Buttonwood Merchants, LLC (“Buttonwood”) ceased to act as a commodity trading advisor to the Partnership. References herein to the “Advisors” may also

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

include, as relevant, references to SECOR, AE Capital, Harbour Square, Cambridge, Mesirow, Launchpad and Buttonwood. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through individually managed accounts, or indirectly, through its investment in the Funds. In addition, the General Partner may allocate the Partnership’s assets to additional non-major trading advisors (i.e. commodity trading advisors allocated less than 10% of the Partnership’s assets). Information about advisors allocated less than 10% of the Partnership’s assets may not be disclosed. The General Partner may also allocate less than 10% of the Partnership’s assets to a new trading advisor or another trading program of a current Advisor. The Advisors are not affiliated with one another, are not affiliated with the General Partner, MS&Co. or JPMorgan, and are not responsible for the organization or operation of the Partnership.

On November 1, 2018, the Partnership allocated a portion of its assets to Katonah, which trades the assets directly pursuant to Katonah’s Laplace Program through a managed account in the Partnership’s name. The General Partner and Katonah have agreed that Katonah will trade the Partnership’s assets allocated to Katonah at a level that is up to 1.5 times the amount of the assets allocated.

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

The Partnership has, and (prior to their respective terminations) SECOR Master Fund L.P. (“SECOR Master”), CMF AE Capital Master Fund LLC (“AE Capital Master”) and Cambridge Master Fund L.P. (“Cambridge Master”) had, entered into futures brokerage account agreements and foreign exchange brokerage account agreements with MS&Co. Prior to its termination, CMF Harbour Square Master Fund LLC (“Harbour Square Master”) had entered into a futures brokerage account agreement with MS&Co. References herein to “Funds” may also include as relevant, references to SECOR Master, AE Capital Master, Cambridge Master and Harbour Square Master. The Partnership, directly and through its investment in the Funds, pays MS&Co. (or will reimburse MS&Co. if previously paid) its allocable share of all trading fees for the clearing and, where applicable, execution of transactions as well as exchange, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”).

Effective July 12, 2017 and prior to their respective terminations, SECOR Master and Cambridge Master each entered into certain agreements with JPMorgan in connection with trading in forward foreign currency contracts on behalf of the referenced Funds and indirectly, the Partnership. These agreements included a foreign exchange and bullion authorization agreement (“FX Agreement”), an International Swap Dealers Association, Inc. master agreement (“Master Agreement”), a schedule to the Master Agreement, a 2016 credit support annex for variation margin to the schedule and an institutional account agreement. In addition to SECOR Master and Cambridge Master, SECOR and Mesirow/Cambridge were parties to the FX Agreements for the Funds to which each acted as advisor. Under each FX Agreement, JPMorgan charged a fee on the aggregate foreign currency transactions entered into on behalf of the respective Fund during a month.

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

The financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2019 and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2019 and 2018. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2018. The December 31, 2018 information has been derived from the audited financial statements as of and for the year ended December 31, 2018.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended September 30, 2019 and 2018, the Partnership carried no debt and all of the Partnership’s and the Funds’ investments were carried at fair value and classified as Level 1 or Level 2 measurements.

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

Partnership’s Cash. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At September 30, 2019 and December 31, 2018, the amount of cash held for margin requirements was $3,705,485 and $2,756,546, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $(55,032) (proceeds of $56,099) and $(53,834) (proceeds of $54,680) as of September 30, 2019 and December 31, 2018, respectively.

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

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner Classes as a whole for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Class A	Class Z	Class A	Class Z	Class A	Class Z	Class A	Class Z
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$20.58	$17.43	$(13.61)	$(11.32)	$47.37	$40.20	$20.43	$16.71
Net investment loss	(13.11)	(6.15)	(13.31)	(6.21)	(37.75)	(17.31)	(39.90)	(18.43)

Increase (decrease) for the period	7.47	11.28	(26.92)	(17.53)	9.62	22.89	(19.47)	(1.72)
Net asset value per Redeemable Unit, beginning of period	1,153.98	975.64	1,169.63	969.12	1,151.83	964.03	1,162.18	953.31

Net asset value per Redeemable Unit, end of period	$1,161.45	$986.92	$1,142.71	$951.59	$1,161.45	$986.92	$1,142.71	$951.59

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Class A	Class Z	Class A	Class Z	Class A	Class Z	Class A	Class Z
Ratios to Average Limited Partners’ Capital:**
Net investment loss***	(4.5)%	(2.5)%	(4.6)%	(2.5)%	(4.5)%	(2.4)%	(4.6)%	(2.6)%

Operating expenses	6.3%	4.3%	6.3%	4.2%	6.6%	4.5%	6.1%	4.1%
Incentive fees	-%	-%	-%	-%	(0.2)%	(0.2)%	-%	-%

Total expenses	6.3%	4.3%	6.3%	4.2%	6.4%	4.3%	6.1%	4.1%

Total return:
Total return before incentive fees	0.6%	1.2%	(2.3)%	(1.8)%	0.7%	2.2%	(1.7)%	(0.2)%
Incentive fees	-%	-%	-%	-%	0.1%	0.2%	-%	-%

Total return after incentive fees	0.6%	1.2%	(2.3)%	(1.8)%	0.8%	2.4%	(1.7)%	(0.2)%

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

All of the commodity interests owned by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended September 30, 2019 and 2018 were 2,508 and 1,773, respectively. The monthly average number of futures contracts traded directly by the Partnership during the nine months ended September 30, 2019 and 2018 were 2,241 and 1,663, respectively. No option contracts were traded directly by the Partnership during the three months ended September 30, 2019 and 2018. The monthly average number of option contracts traded directly by the Partnership during the nine months ended September 30, 2019 and 2018 were 0 and 241, respectively. No currency forward contracts were traded directly by the Partnership during the three months ended September 30, 2019 and 2018. The monthly average notional value of currency forward contracts traded directly by the Partnership during the nine months ended September 30, 2019 and 2018 were $0 and $4,680,507, respectively.

Trading and transaction fees are based on the number of trades executed by the Advisors and the Partnership’s percentage ownership of each respective Fund.

All clearing fees paid to MS&Co. are borne directly by the Partnership for its direct trading. In addition, clearing fees were borne by the Funds and allocated to the Funds’ limited partners/members, including the Partnership.

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting agreements or similar arrangements as of September 30, 2019 and December 31, 2018, respectively.

September 30, 2019	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
				Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount

Assets
Futures	$949,661	$(799,373)	$150,288	$-	$-	$150,288

Total assets	$949,661	$(799,373)	$150,288	$-	$-	$150,288

Liabilities
Futures	$(799,373)	$799,373	$-	$-	$-	$-

Total liabilities	$(799,373)	$799,373	$-	$-	$-	$-

Net fair value						$150,288	*

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

December 31, 2018	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received/ Pledged*

Assets
Futures	$851,529	$(757,896)	$93,633	$-	$-	$93,633

Total assets	$851,529	$(757,896)	$93,633	$-	$-	$93,633

Liabilities
Futures	$(757,896)	$757,896	$-	$-	$-	$-

Total liabilities	$(757,896)	$757,896	$-	$-	$-	$-

Net fair value						$93,633	*

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

The following tables indicate the gross fair values of derivative instruments of futures contracts held directly by the Partnership as separate assets and liabilities as of September 30, 2019 and December 31, 2018, respectively.

Assets	September 30, 2019
Futures Contracts
Currencies	$29,684
Energy	223,555
Grains	36,771
Indices	294,942
Interest Rates U.S.	51,987
Interest Rates Non-U.S.	96,167
Livestock	35,730
Metals	8,044
Softs	172,781

Total unrealized appreciation on open futures contracts	949,661

Liabilities
Futures Contracts
Currencies	(127,685)
Energy	(66,962)
Grains	(24,813)
Indices	(81,626)
Interest Rates U.S.	(34,864)
Interest Rates Non-U.S.	(177,806)
Livestock	(11,070)
Metals	(124,673)
Softs	(149,874)

Total unrealized depreciation on open futures contracts	(799,373)

Net unrealized appreciation on open futures contracts	$150,288	*

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

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three and nine months ended September 30, 2019 and 2018, respectively.

	Three Months Ended September 30,				Nine Months Ended September 30,
Sector	2019		2018		2019		2018
Currencies	$(915,087)		$203,365		$(772,203)		$(454,761)
Energy	175,781		320,492		(78,964)		588,786
Grains	(73,697)		74,104		(553,595)		(40,938)
Indices	345,243		(136,782)		(38,089)		439,405
Interest Rates U.S.	474,420		82,547		1,433,600		60,571
Interest Rates Non-U.S.	(108,602)		(108,564)		291,762		(72,145)
Livestock	2,982		(38,540)		(74,398)		(92,450)
Metals	516,133		293,060		747,131		199,245
Softs	22,357		(51,341)		(186,371)		(49,835)

Total	$439,530	**	$638,341	**	$768,873	**	$577,878	**

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

The Partnership and the Funds consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of September 30, 2019 and December 31, 2018 and for the periods ended September 30, 2019 and 2018, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

September 30, 2019	Total	Level 1	Level 2	Level 3
Assets
Futures	$949,661	$949,661	$-	$-

Total assets	$949,661	$949,661	$-	$-

Liabilities
Futures	$799,373	$799,373	$-	$-

Total liabilities	$799,373	$799,373	$-	$-

December 31, 2018	Total	Level 1	Level 2	Level 3
Assets
Futures	$851,529	$851,529	$-	$-

Total assets	$851,529	$851,529	$-	$-

Liabilities
Futures	$757,896	$757,896	$-	$-

Total liabilities	$757,896	$757,896	$-	$-

6.	Investment in the Funds:

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

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

On February 1, 2017, the Partnership allocated a portion of its assets to AE Capital, which were managed and traded directly by AE Capital pursuant to AE Capital’s AE Systematic FX Fund Program through a trading account in the Partnership’s name from March 1, 2017 until January 31, 2018. Effective February 1, 2018, the assets allocated to AE Capital were transferred into AE Capital Master, a limited liability company organized under the limited liability company laws of the State of Delaware, through which they were managed and traded by AE Capital pursuant to the same strategy until AE Capital’s termination effective April 3, 2019. For the interim period from April 4, 2019 through April 30, 2019, the Partnership’s assets previously allocated to AE Capital were not charged a management fee and was credited with interest income at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate. Effective April 30, 2019, the Partnership fully redeemed its investment in AE Capital Master.

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

The General Partner is not aware of any other material changes to any of the trading programs discussed above or in Note 1, “Organization” during the fiscal quarter ended September 30, 2019.

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

As of December 31, 2018, the Partnership owned approximately 15.3% of SECOR Master, 31.3% of Harbour Square Master and 13.2% of AE Capital Master. The performance of the Partnership was directly affected by the performance of the Funds. Expenses to investors as a result of investment in the Funds were approximately the same as they would have been had the Partnership traded directly and the redemption rights were not affected.

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

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the nine months ended September 30, 2019
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
SECOR Master (a)	$(84,266)	$2,719,987	$2,635,721
Harbour Square Master (b)	(14,678)	160,848	146,170
AE Capital Master (c)	71,739	(890,810)	(819,071)

	For the three months ended September 30, 2018
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
SECOR Master	$(29,321)	$(1,466,273)	$(1,495,594)
Cambridge Master	102,313	(3,445,315)	(3,343,002)
Harbour Square Master	68,750	(1,067,004)	(998,254)
AE Capital Master	67,934	(657,511)	(589,577)

	For the nine months ended September 30, 2018
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
SECOR Master	$(127,027)	$3,786,220	$3,659,193
Cambridge Master	286,968	(1,952,669)	(1,665,701)
Harbour Square Master	210,173	(190,943)	19,230
AE Capital Master(d)	157,473	(1,471,268)	(1,313,795)

(a) From January 1, 2019 through June 30, 2019, the date the Partnership fully redeemed its investment in SECOR Master.

(b) From January 1, 2019 through March 31, 2019, the date the Partnership fully redeemed its investment in Harbour Square Master.

(c) From January 1, 2019 through April 30, 2019, the date the Partnership fully redeemed its investment in AE Capital Master.

(d) From February 1, 2018, the date the Partnership invested in AE Capital Master, through September 30, 2018.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the Partnership’s investments in and the Partnership’s pro-rata share of the results of operations of the Funds is shown in the following tables:

	September 30, 2019		For the nine months ended September 30, 2019
	% of			Expenses		Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Income (Loss)	Investment Objective	Redemptions Permitted

SECOR Master (a)	-%	$-	$352,502	$56,216	$4,201	$292,085	Commodity Portfolio	Monthly
Harbour Square Master (b)	-%	-	56,578	3,271	11,879	41,428	Commodity Portfolio	Monthly
AE Capital Master (c)	-%	-	(84,712)	5,155	4,586	(94,453)	Commodity Portfolio	Monthly

Total		$-	$324,368	$64,642	$20,666	$239,060

	December 31, 2018		For the three months ended September 30, 2018
	% of			Expenses		Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Income (Loss)	Investment Objective	Redemptions Permitted

SECOR Master	18.00%	$5,373,355	$(302,235)	$34,198	$3,833	$(340,266)	Commodity Portfolio	Monthly
Harbour Square Master	8.39%	2,505,301	(374,255)	14,221	6,865	(395,341)	Commodity Portfolio	Monthly
AE Capital Master	8.71%	2,600,215	(116,901)	6,090	3,716	(126,707)	Commodity Portfolio	Monthly
Cambridge Master	-%	-	(145,004)	981	705	(146,690)	Commodity Portfolio	Monthly

Total		$10,478,871	$(938,395)	$55,490	$15,119	$(1,009,004)

	December 31, 2018		For the nine months ended September 30, 2018
	% of			Expenses		Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Income (Loss)	Investment Objective	Redemptions Permitted

SECOR Master	18.00%	$5,373,355	$682,713	$86,574	$9,914	$586,225	Commodity Portfolio	Monthly
Harbour Square Master	8.39%	2,505,301	63,655	27,372	20,099	16,184	Commodity Portfolio	Monthly
AE Capital Master (d)	8.71%	2,600,215	(248,208)	11,748	8,876	(268,832)	Commodity Portfolio	Monthly
Cambridge Master	-%	-	(34,877)	2,382	1,664	(38,923)	Commodity Portfolio	Monthly

Total		$10,478,871	$463,283	$128,076	$40,553	$294,654

(a) From January 1, 2019 through June 30, 2019, the date the Partnership fully redeemed its investment in SECOR Master.

(b) From January 1, 2019 through March 31, 2019, the date the Partnership fully redeemed its investment in Harbour Square Master.

(c) From January 1, 2019 through April 30, 2019, the date the Partnership fully redeemed its investment in AE Capital Master.

(d) From February 1, 2018, commencement of operations for AE Capital Master, through September 30, 2018.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

7.	Financial Instrument Risks:

In the normal course of business, the Partnership and the Funds are parties to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include futures, forwards, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, swap and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. None of the Partnership’s/Funds’ contracts are traded OTC, although contracts may be traded OTC in the future.

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

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) investment in the Funds, (ii) redemptions receivable from the Funds (iii) equity in trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options purchased at fair value and investment in U.S. Treasury bills at fair value, if applicable and (iv) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments and investment in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2019.

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

For the nine months ended September 30, 2019, Partnership capital decreased 19.8% from $29,858,673 to $23,960,396. This decrease was attributable to redemptions of 5,190.4710 Class A limited partner Redeemable Units totaling $5,924,238 and redemptions of 127.0210 Class Z General Partner Redeemable Units totaling $121,996, which was partially offset by net income of $147,957. Future redemptions can impact the amount of funds available for investment in subsequent periods.

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

Results of Operations

During the Partnership’s third quarter of 2019, the net asset value per Class A Redeemable Unit increased 0.6% from $1,153.98 to $1,161.45, as compared to a decrease of 2.3% in the third quarter of 2018. During the Partnership’s third quarter of 2019 the net asset value per Class Z Redeemable Unit increased 1.2% from $975.64 to $986.92, as compared to a decrease of 1.8% in the third quarter of 2018. The Partnership experienced a net trading gain before fees and expenses in the third quarter of 2019 of $439,530. Gains were primarily attributable to the Partnership’s trading of commodity futures in energy, indices, U.S. interest rates, livestock, metals and softs and were partially offset by losses in currencies, grains and non-U.S. interest rates. The Partnership experienced a net trading loss before fees and expenses in the third quarter of 2018 of $411,457. Losses were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy, grains, non-U.S. interest rates, softs and indices and were partially offset by gains in U.S. interest rates, livestock and metals.

The most notable gains were recorded within the metals complex during July and August from long precious metals futures positions as prices rose due to flight-to-safety flows amid heightened global uncertainty. Within the global interest rate sector, gains were achieved during August from long positions in U.S. and European fixed income futures as prices benefited from mounting global growth concerns, escalating fears over a “hard” United Kingdom departure from the European Union, and ongoing uncertainty over the U.S.-Chinese trade war. In the global stock index sector, gains were achieved primarily during July from short positions in European equity index futures as prices decreased on disappointing economic data. Gains were experienced within the energy complex during September from long futures positions in crude oil and oil distillates as the petroleum complex spiked higher following rebel attacks on a Saudi Arabian oil field and processing facility. The Partnership’s overall trading gains for the quarter were partially offset by trading losses in the currency markets from short U.S. dollar positions as the relative value of the dollar strengthened on fears of a growing global recession. Smaller losses in the agricultural complex were recorded during July and August from live cattle and grains positions.

During the Partnership’s nine months ended September 30, 2019, the net asset value per Class A Redeemable Unit increased 0.8% from $1,151.83 to $1,161.45 as compared to a decrease of 1.7% in the nine months ended September 30, 2018. During the Partnership’s nine months ended September 30, 2019, the net asset value per Class Z Redeemable Unit increased 2.4% from $964.03 to $986.92, as compared to a decrease of 0.2% in the nine months ended September 30, 2018. The Partnership experienced a net trading gain before fees and expenses in the nine months ended September 30, 2019 of $1,014,266. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in indices, U.S. and non-U.S. interest rates and metals and were partially offset by losses in currencies, energy, grains, livestock and softs. The Partnership experienced a net trading gain before fees and expenses in the nine months ended September 30, 2018 of $770,334. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy, U.S. interest rates, metals and indices and were partially offset by losses in currencies, grains, non-U.S. interest rates, livestock and softs.

The most significant gains were achieved within the global interest rates sector during January, March, May, June, and August from long positions in non-U.S. and U.S. fixed income futures as prices rose as economic concerns pushed central banks to looser monetary policy globally. Within the metals sector, gains were primarily experienced during June through August from long precious metals futures positions as prices rose due to flight-to-safety flows amid heightened global uncertainty. Within the global stock indices, gains were recorded during April, June, July, and August from long European, U.S., and Asian equity index futures positions as prices increased. A portion of the Partnership’s gains for the first nine months of the year was offset by trading losses with the agricultural complex during the first quarter from long and short lean hog futures positons as prices gyrated amid news surrounding U.S.-Chinese trade negotiations and the African swine flu. Additional losses were incurred in the agriculturals during May and June from short futures positions in the grain markets as prices rose after excessive rains in the U.S. Midwest reduced yield projections. Smaller losses in the agriculturals were recorded during July and August from live cattle and grains positions. Within the currency sector, losses were recorded during February and March from long positions in the Australian dollar versus the U.S. dollar as the value of Australian currency fell amid lower-than-expected economic forecasts. Additional losses were incurred in the currencies during the third quarter from short U.S. dollar positions as the relative value of the dollar strengthened on fears of a growing global recession. Losses in the energy complex were recorded during January from short crude oil futures positions as sanctions on Venezuelan oil exports and OPEC’s announcement of new production cuts pushed prices higher. Additionally, losses were also experienced within the energies during March, May, and July.

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

Interest income on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account at MS&Co. during each month is earned at the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership/Funds will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s and/or each Fund’s account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Any interest income earned on collateral or excess cash deposited by certain of the Funds and held by JPMorgan in its capacity as such Funds’ forward foreign currency counterparty was retained by such Funds, and the Partnership received its allocable portion of such interest from the applicable Fund. Interest income for the three and nine months ended September 30, 2019 decreased by $46,029 and $64,256, respectively, as compared to the corresponding periods in 2018. The decrease in interest income was primarily due to lower average daily equity during the three and nine months ended September 30, 2019 as compared to the corresponding periods in 2018. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership is dependent upon (1) the average daily equity maintained in cash in the Partnership’s and/or the applicable Fund’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds, MS&Co. or JPMorgan has control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three and nine months ended September 30, 2019 increased by $33,433 and $22,376, respectively, as compared to the corresponding periods in 2018. The change in these clearing fees was primarily due to an increase in the number of direct trades made by the Partnership during the three and nine months ended September 30, 2019 as compared to the corresponding periods in 2018.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value of Class A Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. Ongoing selling agent fees for the three and nine months ended September 30, 2019 decreased by $60,493 and $188,680, respectively, as compared to the corresponding periods in 2018. The decrease in ongoing selling agent fees was due to lower average net assets attributable to Class A Redeemable Units during the three and nine months ended September 30, 2019 as compared to the corresponding periods in 2018.

Management fees are calculated as a percentage of the Partnership’s adjusted net assets per Class as of the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. Management fees for the three and nine months ended September 30, 2019 decreased by $44,175 and $129,338, respectively, as compared to the corresponding periods in 2018. The decrease in management fees was due to lower average net assets per Class during the three and nine months ended September 30, 2019 as compared to the corresponding periods in 2018.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisors, (ii) allocating and reallocating the Partnership’s assets among the commodity trading advisors and (iii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net assets per Class as of the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. General Partner fees for the three and nine months ended September 30, 2019 decreased by $30,798 and $95,414 respectively, as compared to the corresponding periods in 2018. The decrease in General Partner fees was due to lower average net assets per Class during the three and nine months ended September 30, 2019 as compared to the corresponding periods in 2018.

Incentive fees paid by the Partnership to the Advisors are based on the new trading profits generated by each Advisor at the end of the quarter, half year or year, as applicable, as defined in the respective management agreements among the Partnership, the General Partner and each Advisor. Trading performance for the three months ended September 30, 2019 did not result in any incentive fees. Trading performance for the nine months ended September 30, 2019 resulted in a reversal of incentive fees of $48,436. Trading performance for the three and nine months ended September 30, 2018 did not result in any incentive fees. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

The General Partner is also paid an incentive fee payable annually equal to 5% of the Partnership’s overall New Trading Profits, as defined in the Partnership’s limited partnership agreement, earned in each calendar year. Trading performance for the three and nine months ended September 30, 2019 and 2018 did not result in any General Partner incentive fees.

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

As of September 30, 2019 and June 30, 2019, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	September 30, 2019	September 30, 2019 (percentage of Partners’ Capital)	June 30, 2019	June 30, 2019 (percentage of Partners’ Capital)
Independent View	$11,620,721	48%	$11,377,517	45%
Katonah	$12,339,675	52%	$13,641,450	55%

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. Prior to their respective terminations, Harbour Square, SECOR and AE Capital traded the Partnership’s assets indirectly in master fund managed accounts established in the name of the master fund over which they had been granted limited authority to make trading decisions. As a result, the first trading Value at Risk table reflects the market sensitive instruments held by the Partnership directly and through its investments in the Funds as of December 31, 2018. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e., in the managed accounts in the Partnership’s name traded by certain Advisors) as of September 30, 2019 and December 31, 2018 and indirectly by each Fund separately as of December 31, 2018. There has been no material change in the trading Value at Risk, non-trading risk and risk management information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018.

The following table indicates the trading Value at Risk associated with the Partnership’s open positions by market category as of December 31, 2018, as applicable.

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

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments as of September 30, 2019 and December 31, 2018 and indirect investments in the Funds by market category as of December 31, 2018, and the highest, lowest and average values during the three months ended September 30, 2019 and the twelve months ended December 31, 2018. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of September 30, 2019 and December 31, 2018, the Partnership’s Value at Risk for the portion of its assets that are traded directly was as follows:

September 30, 2019
			Three Months Ended September 30, 2019
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$505,728	2.11%	$857,974	$422,743	$664,206
Energy	249,787	1.04	447,920	120,350	219,945
Grains	67,777	0.28	193,595	40,021	85,517
Indices	1,790,175	7.47	3,698,816	1,203,350	1,707,141
Interest Rates U.S.	233,749	0.98	314,267	71,350	190,678
Interest Rates Non-U.S.	504,404	2.11	806,967	221,302	471,788
Livestock	42,680	0.18	51,508	-	28,002
Metals	229,900	0.96	356,505	109,494	217,963
Softs	81,534	0.34	245,176	81,534	149,652

Total	$3,705,734	15.47%

* Average of daily Values at Risk.

December 31, 2018
			Twelve Months Ended December 31, 2018
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$469,560	1.57%	$1,950,085	$139,052	$337,838
Energy	224,241	0.75	349,143	86,732	175,174
Grains	219,014	0.73	384,790	78,955	170,219
Indices	933,706	3.13	2,339,758	307,112	837,912
Interest Rates U.S.	94,256	0.32	306,801	17,074	102,268
Interest Rates Non-U.S.	498,308	1.67	653,632	20,362	302,418
Livestock	13,717	0.05	152,075	5,445	32,891
Metals	39,578	0.13	220,374	5,627	53,059
Softs	204,108	0.68	243,531	19,527	108,019

Total	$2,696,488	9.03%

* Annual average of month-end Values at Risk.

As of June 30, 2019, the Partnership fully redeemed its investment in SECOR Master.

As of December 31, 2018, SECOR Master’s total capitalization was $35,177,137 and the Partnership owned approximately 15.3% of SECOR Master. As of December 31, 2018, SECOR Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to SECOR for trading) was as follows:

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2019 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2018, 2017, 2016, 2015 and 2014. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2018 Audited Financial Statement.

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

On August 6, 2015, MS&Co. consented to and became the subject of an order by the CFTC to resolve allegations that MS&Co. violated CFTC Regulation 22.9(a) by failing to hold sufficient U.S. Dollars in cleared swap segregated accounts in the United States to meet all U.S. Dollar obligations to cleared swaps customers. Specifically, the CFTC found that while MS&Co. at all times held sufficient funds in segregation to cover its obligations to its customers, on certain days during 2013 and 2014, it held currencies, such as euros, instead of US dollars, to meet its U.S. dollar obligations. In addition, the CFTC found that MS&Co. violated CFTC Regulation 166.3 by failing to have in place adequate procedures to ensure that it complied with CFTC Regulation 22.9(a). Without admitting or denying the findings or conclusions and without adjudication of any issue of law or fact, MS&Co. accepted and consented to the entry of findings, the imposition of a cease and desist order, a civil monetary penalty of $300,000, and undertakings related to public statements, cooperation, and payment of the monetary penalty.

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

On September 28, 2017, the CFTC issued an order filing and simultaneously settling charges against MS&Co. regarding violations of CFTC Rule 166.3 by failing to diligently supervise the reconciliation of exchange and clearing fees with the amounts it ultimately charged customers for certain transactions on multiple exchanges. The order and settlement required MS&Co. to pay a $500,000 penalty and cease and desist from violating CFTC Rule 166.3.

On November 2, 2017, the CFTC issued an order filing and simultaneously settling charges against MS&Co. for non-compliance with applicable rules governing Part 17 Large Trader reports to the CFTC. The order requires MS&Co. to pay a $350,000 penalty and cease and desist from further violations of the Commodity Exchange Act.

Civil Litigation

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that the MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co, knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied MS&Co.’s motion to dismiss the complaint. On June 27, 2018, MS&Co. filed a motion for summary judgment and spoliation sanctions against CDIB. On December 21, 2018, the court denied MS&Co.’s motion for summary judgment and granted in part MS&Co.’s motion for sanctions relating to the spoliation of evidence. On January 18, 2019, CDIB filed a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. On January 24, 2019, CDIB filed a notice of appeal from the court’s December 21, 2018 order, and on January 25, 2019, MS&Co. filed a notice of appeal from the same order. On March 7, 2019, the court denied the relief that CDIB sought in a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. Based on currently available information, MS&Co. believes it could incur a loss in this action of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. On January 18, 2017, the court entered an order dismissing all claims related to an additional securitization at issue. After those dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $65 million. At September 25, 2019, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $35 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $35 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At September 25, 2019, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $22 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $22 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Beginning on March 25, 2019, MS&Co. was named as a defendant in a series of putative class action complaints filed in the Southern District of New York, the first of which was styled Alaska Electrical Pension Fund v. BofA Secs., Inc., et al. Each complaint alleges a conspiracy to fix prices and restrain competition in the market for unsecured bonds issued by the following Government-Sponsored Enterprises: the Federal National Mortgage Association; the Federal Home Loan Mortgage Corporation; the Federal Farm Credit Banks Funding Corporation; and the Federal Home Loan Banks. Each complaint raises a claim under Section 1 of the Sherman Act and seeks, among other things, injunctive relief and treble compensatory damages. On May 23, 2019, plaintiffs filed a consolidated amended class action complaint, now styled In re GSE Bonds Antitrust Litigation. The purported class period in the consolidated amended complaint is now from January 1, 2009 to January 1, 2016. On June 13, 2019, the defendants filed a joint motion to dismiss the consolidated amended complaint. On August 29, 2019, the court in In re GSE Bonds Antitrust Litigation denied MS&Co.’s motion to dismiss. The case is set for trial in May 2020.

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

Item lA.     Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 as updated by Part II, Item 1A. “Risk Factors.” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2019 and June 30, 2019.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended September 30, 2019, there were no additional subscriptions of Redeemable Units. Redeemable Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. Redeemable Units are purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relies on the fact that Redeemable Units are purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used in the trading of commodity interests including futures, option, forward and swap contracts.

The following chart sets forth the purchases of limited partner Redeemable Units by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2019 - July 31, 2019	386.7720	$ 1,158.39	N/A	N/A
August 1, 2019 - August 31, 2019	245.0430	$ 1,157.46	N/A	N/A
September 1, 2019 - September 30, 2019	420.1860	$ 1,161.45	N/A	N/A
	1,052.0010	$ 1,159.40

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

Date: November 7, 2019

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: November 7, 2019

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.