Form 10-K
period 2019-12-31
EMERGING CTA PORTFOLIO LP
filed 2020-03-26
CIK 1269190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Yes    No X

Limited Partnership Redeemable Units with an aggregate value of $24,735,125 of Class A and $20,747 of Class Z were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 29, 2020, 18,352.8510 Limited Partnership Class A Redeemable Units were outstanding and 21.2650 Limited Partnership Class Z Redeemable Units were outstanding.

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

Between December 1, 2003 (commencement of the offering period) and August 5, 2004, 20,872 units of limited partnership interest (“Redeemable Units”) were sold at $1,000 per Redeemable Unit. The proceeds of the initial offering were held in an escrow account until August 6, 2004, at which time they were remitted to the Partnership for trading. The Partnership privately and continuously offers Redeemable Units to qualified investors. There is no maximum number of Redeemable Units that may be sold by the Partnership. Subscriptions of additional Redeemable Units and additional general partner contributions and redemptions of Redeemable Units for the years ended December 31, 2019, 2018 and 2017 are reported in the Statements of Changes in Partners’ Capital under “Item 8. Financial Statements and Supplementary Data.”

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

During the years ended December 31, 2019, 2018 and 2017, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank N.A. (“JPMorgan”) was also a foreign exchange forward contract counterparty for certain Funds. During prior periods included in this report, the Partnership/Funds deposited a portion of their cash in non-trading bank accounts at JPMorgan.

As of September 1, 2011, the Partnership began offering three classes of limited partnership interests: Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units; each of which will be referred to as a “Class” and collectively referred to as the “Classes.” All Redeemable Units issued prior to September 1, 2011 were deemed “Class A Redeemable Units.” The rights, liabilities, risks and fees associated with investment in the Class A Redeemable Units were not changed. Class A Redeemable Units and Class D Redeemable Units are available to taxable U.S. individuals and institutions, U.S. tax exempt individuals and institutions and non-U.S. investors. Class Z Redeemable Units are offered to certain employees of Morgan Stanley and its subsidiaries (and their family members). The Class of Redeemable Units that a limited partner of the Partnership receives upon subscription will generally depend upon the amount invested in the Partnership or the status of the limited partner, although the General Partner may determine to offer a particular Class of Redeemable Units to investors at its discretion. Class Z Redeemable Units were first issued on July 1, 2017. As of December 31, 2019, there were no Redeemable Units outstanding in Class D.

All trading decisions are made for the Partnership by its trading advisors (each, an “Advisor” and together, the “Advisors”). As of December 31, 2019, Independent View BV (“Independent View”) and Katonah Capital Partners Management, LLC (“Katonah”) served as the Partnership’s major commodity trading advisors. Effective June 30, 2019, SECOR Capital Advisors, LP (“SECOR”) ceased to act as a commodity trading advisor to the Partnership. Effective April 3, 2019, AE Capital PTY Limited (“AE Capital”) ceased to act as a commodity trading advisor to the Partnership. Effective March 31, 2019, Harbour Square Capital Management LLC (“Harbour Square”) ceased to act as a commodity trading advisor to the Partnership. Effective October 1, 2018, the Partnership, the General Partner, The Cambridge Strategy (Asset Management) Limited (“Cambridge”) and Mesirow Financial International UK Limited (“Mesirow”) entered into a novation, assignment and assumption agreement, dated September 28, 2018, pursuant to which Cambridge transferred all of its future rights, obligations, and liabilities under that certain amended and restated management agreement, by and among the General Partner, the Partnership and Cambridge, dated as of October 1, 2013, as amended January 1, 2018 (collectively, the “Initial Advisory Agreement”), to Mesirow. From October 1, 2018 until its termination effective October 31, 2018, Mesirow had undertaken to perform the Initial Advisory Agreement and be bound by its terms in every way as if it were the original party to it in place of Cambridge.

Effective March 1, 2018, Launchpad Capital Management, LLC (“Launchpad”) ceased to act as a commodity trading advisor to the Partnership. Effective April 30, 2018, Buttonwood Merchants, LLC (“Buttonwood”) ceased to act as a commodity trading advisor to the Partnership. Effective February 28, 2017, Willowbridge Associates Inc. (“Willowbridge”) ceased to act as a commodity trading advisor to the Partnership. Effective September 30, 2016, Centurion Investment Management, LLC (“Centurion”) ceased to act as a commodity trading advisor to the Partnership. Effective July 31, 2016, Perella Weinberg Partners Capital Management LP (“Perella”) ceased to act as a commodity trading advisor to the Partnership. Effective September 30, 2015, Blackwater Capital Management, LLC (“Blackwater”) ceased to act as a commodity trading advisor to the Partnership. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through individually managed accounts, or indirectly, through its investment in the Funds. In addition, the General Partner may allocate the Partnership’s assets to additional non-major trading advisors (i.e. commodity trading advisors allocated less than 10% of the Partnership’s assets). Information about advisors allocated less than 10% of the Partnership’s assets may not be disclosed. The General Partner may also allocate less than 10% of the Partnership’s assets to a new trading advisor or another trading program of a current Advisor. References herein to the “Advisors” may also include, as relevant, references to SECOR, AE Capital, Harbour Square, Cambridge, Mesirow, Launchpad, Buttonwood, Willowbridge, Perella, Centurion and Blackwater.

The Partnership has, and prior to their respective terminations, SECOR Master Fund L.P. (“SECOR Master”), CMF AE Capital Master Fund LLC (“AE Capital Master”), CMF Willowbridge Master Fund L.P. (“Willowbridge Master”), Cambridge Master Fund L.P. (“Cambridge Master”), Blackwater Master Fund L.P. (“Blackwater Master”) and PGM Master Fund L.P. (“PGM Master”) had, entered into futures brokerage account agreements and foreign exchange brokerage account agreements with MS&Co. Prior to its termination, CMF Harbour Square Master Fund LLC (“Harbour Square Master”) had entered into a futures brokerage account agreement with MS&Co. References herein to “Funds” may also include as relevant, reference to SECOR Master, AE Capital Master, Harbour Square Master, Cambridge Master, Willowbridge Master, Blackwater Master and PGM Master.

Effective July 12, 2017 and until their respective terminations, SECOR Master and Cambridge Master each entered into certain agreements with JPMorgan in connection with trading in forward foreign currency contracts on behalf of the referenced Funds and indirectly, the Partnership. These agreements included a foreign exchange and bullion authorization agreement (“FX Agreement”), an International Swap Dealers Association, Inc. master agreement (“Master Agreement”), a schedule to the Master Agreement, a 2016 credit support annex for variation margin to the schedule and an institutional account agreement. In addition to SECOR Master and Cambridge Master, SECOR and Mesirow/Cambridge were parties to the FX Agreements for the Funds to which each acted as advisor. Under each FX Agreement, JPMorgan charged a fee on the aggregate foreign currency transactions entered into on behalf of the respective Fund during a month.

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

The Partnership will be liquidated upon the first to occur of the following: December 31, 2023; the net asset value per Redeemable Unit of limited partnership interest of any Class decreases to less than $400 as of the close of any business day; or under certain other circumstances as defined in the limited partnership agreement of the Partnership, as may be amended from time to time (the “Limited Partnership Agreement”). In addition, the General Partner may, in its sole discretion, cause the Partnership to be liquidated if the aggregate net assets of the Partnership decline to less than $1,000,000.

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

On February 1, 2017, the Partnership allocated a portion of its assets to AE Capital, which were managed and traded directly by AE Capital pursuant to AE Capital’s AE Systematic FX Fund Program through a trading account in the Partnership’s name from March 1, 2017 until January 31, 2018. Effective February 1, 2018, the assets allocated to AE Capital were transferred into AE Capital Master, a limited liability company organized under the limited liability company laws of the State of Delaware, through which they were managed and traded by AE Capital pursuant to the same strategy. Effective April 30, 2019, the Partnership fully redeemed its investment in AE Capital Master.

On August 1, 2016, the Partnership allocated a portion of its assets to Harbour Square, which until December 31, 2017 were managed and traded directly by Harbour Square pursuant to Harbour Square’s Discretionary Energy Program through a trading account in the Partnership’s name. Effective January 1, 2018, the assets allocated to Harbour Square were transferred into Harbour Square Master, a limited liability company organized under the limited liability company laws of the State of Delaware, through which they were managed and traded by Harbour Square pursuant to the same strategy. Effective March 31, 2019, the Partnership fully redeemed its investment in Harbour Square Master.

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

On September 1, 2017, the Partnership allocated a portion of its assets to Launchpad. Launchpad traded the assets directly pursuant to Launchpad’s MJP Commodity Strategy through a managed account in the Partnership’s name. Effective March 1, 2018, Launchpad transferred its rights and obligations under its management agreement with the Partnership and the General Partner to Buttonwood, and Buttonwood entered into a new management agreement with the Partnership and the General Partner pursuant to which Buttonwood assumed Launchpad’s rights and obligations. Buttonwood traded and managed the Partnership’s assets allocated to Buttonwood pursuant to its Liquid Commodity Strategy through a managed account in the Partnership’s name up to April 30, 2018. Effective April 30, 2018, Buttonwood ceased to act as a commodity trading advisor to the Partnership.

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

The General Partner is not aware of any material changes to any of the trading programs discussed above during the fiscal period ended December 31, 2019.

The Funds’ and the Partnership’s trading of futures, forward, swap and option contracts, as applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. During the years ended 2019, 2018 and 2017, the Funds and the Partnership engaged in such trading through commodity brokerage accounts maintained with MS&Co.

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

Management fees, ongoing selling agent fees, the General Partner fee and incentive fees are charged at the Partnership level. Professional fees were borne by the Funds and allocated to the Partnership, and are also charged directly at the Partnership level. Clearing fees were borne by the Funds and allocated to the Funds’ limited partners/members, including the Partnership. Clearing fees are also borne by the Partnership directly.

For the period January 1, 2019 through December 31, 2019, the approximate average market sector allocation for the Partnership was as follows:

As of December 31, 2019, the Partnership has redeemed all of its investments in the Funds. As of December 31, 2018, the Partnership owned approximately 15.3% of SECOR Master, 31.3% of Harbour Square Master and 13.2% of AE Capital Master. The performance of the Partnership was directly affected by the performance of the Funds. Expenses to limited partners as a result of investment in the Funds were approximately the same as they would have been had the Partnership traded directly and the redemption rights were not affected.

The General Partner administers the business and affairs of the Partnership, including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisors, (ii) allocating and reallocating the Partnership’s assets among the commodity trading advisors and (iii) monitoring the activities of the commodity trading advisors. The Partnership pays the General Partner a monthly administrative fee (“the General Partner fee”) equal to 1/12 of 1.00% (1.00% per year) of month-end net assets. Month-end net assets, for the purpose of calculating the General Partner fee, are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s ongoing selling agent fees, management fees, incentive fee accruals, the General Partner fee and any redemptions or distributions as of the end of such month.

The Partnership will also pay the General Partner an incentive fee payable annually equal to 5% of the Partnership’s overall New Trading Profits, as defined in the Limited Partnership Agreement, earned in each calendar year. For the years ended December 31, 2019, 2018 and 2017, there were no incentive fees earned by the General Partner.

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

From January 1, 2018 until its termination on June 30, 2019, SECOR received a monthly management fee equal to 1.15% per year of month-end net assets allocated to SECOR. From January 1, 2016 until December 31, 2017, SECOR received a monthly management fee equal to 1.75% per year. Prior to January 1, 2016, SECOR received a monthly management fee equal to 2.00% per year. From January 1, 2018 until its termination on March 31, 2019, Harbour Square received a monthly management fee equal to 1.15% per year of month-end net assets allocated to Harbour Square. Prior to January 1, 2018, Harbour Square received a monthly management fee equal to 1.25% per year. Prior to its termination on April 3, 2019, AE Capital received a monthly management fee equal to 1.50% per year of the month-end net assets allocated to AE Capital. From October 1, 2018 until its termination on October 31, 2018, Mesirow received a monthly management fee equal to 1.00% per year of month-end net assets allocated to Mesirow. From January 1, 2018 to September 30, 2018, Cambridge received a monthly management fee equal to 1.00% per year of month-end net assets allocated to Cambridge. Prior to January 1, 2018, Cambridge received a monthly management fee equal to 1.50% per year of month-end net assets allocated to Cambridge. From March 1, 2018 until its termination on April 30, 2018, Buttonwood received a monthly management fee equal to 1.00% per year of the month-end net assets allocated to Buttonwood. Prior to its termination on March 1, 2018, Launchpad received a monthly management fee equal to 1.00% per year of the month-end net assets allocated to Launchpad. Prior to its termination on February 28, 2017, Willowbridge received a monthly management fee equal to 1.50% per year of month-end net assets allocated to Willowbridge. Prior to its termination on July 31, 2016, Perella received a monthly management fee equal to 1.50% per year of month-end net assets allocated to Perella. From January 1, 2016 until its termination on September 30, 2016, Centurion received a monthly management fee equal to 1.00% per year of month-end net assets allocated to Centurion.

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

In addition, the Partnership is obligated to pay each Advisor an incentive fee. The Partnership pays Katonah an incentive fee, payable semi-annually, equal to 20% of New Trading Profits, as defined in its Management Agreement, earned by Katonah for the Partnership during each half year. The Partnership pays Independent View an incentive fee, payable quarterly, equal to 20% of New Trading Profits, as defined in its Management Agreement, earned by Independent View for the Partnership during each calendar quarter.

Prior to their terminations on March 31, 2019 and April 3, 2019, respectively, Harbour Square and AE Capital were eligible to receive an incentive fee, payable quarterly, equal to 20% of New Trading Profits, as defined in each Management Agreement, earned by the relevant Advisor for the Partnership during each calendar quarter. From January 1, 2018 until its termination on June 30, 2019, SECOR was eligible to receive an annual incentive fee of 25% of New Trading Profits, as defined in its Management Agreement, earned by SECOR for the Partnership during each calendar year. Prior to January 1, 2018, SECOR was eligible to receive an incentive fee, payable quarterly, equal to 20% of New Trading Profits, as defined in its Management Agreement, earned by SECOR for the Partnership during each calendar quarter. Prior to its termination on October 31, 2018, Mesirow was eligible to receive an incentive fee payable annually, equal to 15% of New Trading Profits, as defined in its Management Agreement, earned by Mesirow for the Partnership each calendar year. From January 1, 2018 to September 30, 2018, Cambridge was eligible to receive an incentive fee, payable annually, equal to 15% of New Trading Profits, as defined in its Management Agreement with the General Partner, earned by Cambridge for the Partnership during each calendar year. Prior to January 1, 2018, Cambridge was eligible to receive an incentive fee, payable quarterly, equal to 15% of New Trading Profits, as defined in its Management Agreement, earned by Cambridge for the Partnership during each calendar quarter. From March 1, 2018 until its termination on April 30, 2018, Buttonwood was eligible to receive an incentive fee, payable quarterly, equal to 20% of New Trading Profits, as defined in its Management Agreement, earned by Buttonwood for the Partnership during each calendar quarter. Prior to March 1, 2018, Launchpad was eligible to receive an incentive fee, payable quarterly, equal to 20% of New Trading Profits, as defined in its Management Agreement, earned by Launchpad for the Partnership during each calendar quarter. Prior to its termination on February 28, 2017, Willowbridge was eligible to receive an incentive fee, payable quarterly, equal to 20% of New Trading Profits, as defined in its Management Agreement, earned by Willowbridge for the Partnership during each calendar quarter. Prior to its termination on September 30, 2016, Centurion was eligible to receive an incentive fee, payable quarterly, equal to 20% of New Trading Profits, as defined in its Management Agreement, earned by Centurion for the Partnership during each calendar quarter. Prior to its termination on July 31, 2016, Perella was eligible to receive an incentive fee, payable quarterly, equal to 20% of New Trading Profits, as defined in its Management Agreement, earned by Perella for the Partnership during each calendar quarter. Prior to its termination on September 30, 2015, Blackwater was eligible to receive an incentive fee, payable quarterly, equal to 20% of New Trading Profits, as defined in its Management Agreement, earned by Blackwater for the Partnership during each calendar quarter. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not receive an incentive fee until the Advisor recovers the net loss incurred and earns additional trading profits for the Partnership.

The Partnership entered into a customer agreement with MS&Co. (the “Customer Agreement”) and a selling agent agreement with Morgan Stanley Smith Barney LLC, doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”) (the “Selling Agreement”).

Under the Customer Agreement and the foreign exchange brokerage account agreement, the Partnership pays trading fees for the clearing and, where applicable, execution of transactions, as well as exchange, user, give-up, floor brokerage, and National Futures Association (“NFA”) fees (collectively,“clearing fees”) directly and indirectly through its investment in the Funds. Clearing fees are allocated to the Partnership based on its proportionate share of each Fund. Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. All of the Partnership’s assets available for trading in commodity interests not held in the Funds’ accounts at MS&Co. and JPMorgan are deposited in the Partnership’s accounts at MS&Co. The Partnership’s cash deposited with MS&Co. is held in segregated bank accounts to the extent required by Commodity Futures Trading Commission (“CFTC”) regulations. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At December 31, 2019 and 2018, the amount of cash held for margin requirements was $4,003,185 and $2,756,546, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. MS&Co. has agreed to pay the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account at the rate equal to the monthly average of the4-week U.S. Treasury bill discount rate. Each of the Customer Agreement and foreign exchange brokerage account agreement may generally be terminated upon notice by either party.

Under the Selling Agreement, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee. The monthly ongoing selling agent fee is equal to (i) 4/24 of 1.00% (2.00% per year) for Class A Redeemable Units and (ii) 3/48 of 1.00% (0.75% per year) for Class D Redeemable Units. Class Z Redeemable Units are not subject to an ongoing selling agent fee.

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

The General Partner fee, management fees, incentive fees and all other expenses are allocated proportionally to each Class based on the net asset value of each Class.

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

(b) Financial Information about Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 is set forth under “Item 6. Selected Financial Data.” The Partnership’s capital as of December 31, 2019 was $21,904,175.

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

Regardless of its trading performance, the Partnership will incur fees and expenses, including but not limited to trading and transaction fees, ongoing selling agent fees, management fees and the General Partner fee. Substantial incentive fees may be paid to one or more of the Advisors even if the Partnership experiences a net loss for the full year.

An investor’s ability to redeem Redeemable Units is limited.

An investor’s ability to redeem Redeemable Units is limited, and no market exists for the Redeemable Units.

Conflicts of interest exist.

The Partnership is subject to numerous conflicts of interest including those that arise from the fact that:

1.    The General Partner and the Partnership’s commodity broker are affiliates;

2.    Each of the Advisors, the Partnership’s commodity broker, the General Partner and their principals and affiliates may trade in commodity interests for their own accounts;

3.    An investor’s financial advisor will receive ongoing compensation for providing services to the investor’s account with respect to Class A and Class D Redeemable Units; and

4.    The General Partner, on behalf of the Partnership, may purchase shares from money market mutual funds affiliated and/or unaffiliated with the General Partner.

Investing in Redeemable Units may not provide the desired diversification of an investor’s overall portfolio.

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

The Advisors’ trading strategies may not perform as they have performed in the past and past performance does not necessarily predict future returns. The Advisors have from time to time incurred substantial losses in trading on behalf of clients.

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

Regulatory changes could adversely affect the Partnership by restricting its markets or activities, limiting its trading and/or increasing the costs or taxes to which investors are subject. Pursuant to the mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law on July 21, 2010, the CFTC and the Securities and Exchange Commission (the “SEC”) have promulgated rules to regulate trading in swaps and swap dealers and to mandate additional reporting and disclosure requirements and continue to promulgate rules regarding capital and margin requirements to require that certain swaps be traded on an exchange or a swap execution facility and to require that derivatives (such as those traded by the Partnership) be moved into central clearinghouses. The CFTC and the prudential regulators that oversee swap dealers have adopted rules regarding margin requirements for certain derivatives. In addition, the CFTC and such prudential regulators have proposed or adopted, respectively, rules regarding capital requirements for swap dealers. These rules may negatively impact the manner in which swap contracts are traded and/or settled, increase the costs of such trades, and limit trading by speculators (such as the Partnership) in futures and over-the-counter (“OTC”) markets.

Speculative position and trading limits may reduce profitability.

The CFTC and U.S. exchanges have established speculative position limits on the maximum net long or net short positions which any person or a group of persons may hold or control in particular futures and options on futures. Most exchanges also limit the amount of fluctuation in commodity futures contract prices on a single trading day. The Advisors believe that established speculative position and trading limits will not have a materially adverse effect on trading for the Partnership. The trading instructions of an Advisor, however, may have to be modified, and positions held by the Partnership may have to be liquidated, in order to avoid exceeding these limits. Such modification or liquidation could adversely affect the operations and profitability of the Partnership by increasing transaction costs to liquidate positions and foregoing potential profits on liquidated positions.

In January 2020, the CFTC re-proposed new rules regarding speculative position limits. These rules, if adopted in substantially the same form, will impose position limits on certain futures and option contracts and physical commodity swaps that are “economically equivalent” to such contracts. If enacted these rules could have an adverse effect on an Advisor’s trading for the Partnership.

The General Partner, the Partnership and its service providers (including the Advisors) and their respective operations are potentially vulnerable to cyber-security attacks or incidents.

Like other business enterprises, the use of the internet and other electronic media and technology exposes the General Partner, the Partnership and its service providers, and their respective operations, to potential risks from cyber-security attacks or incidents (collectively, “cyber events”). Cyber events may include, for example, unauthorized access to systems, networks or devices, infection from computer viruses or other malicious software code, mishandling or misuse of information and attacks which shut down, disable, slow or otherwise disrupt operations, business processes or website access or functionality. In addition to intentional cyber events, unintentional cyber events can occur. Unintentional cyber events may include, for example, the inadvertent release of confidential information, the mishandling or misuse of information and/or technological limitations or hardware failures (in the markets or otherwise) that constrain the Partnership’s ability to gather, process and communicate information efficiently and securely, without interruption.

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

The continuing spread of a new strain of coronavirus, which causes the viral disease known as COVID-19, may adversely affect our investments and operations.

Since its discovery in December 2019, a new strain of coronavirus, which causes the viral disease known as COVID-19, has spread from China to many other countries, including the United States. The outbreak has been declared a pandemic by the World Health Organization, and the U.S. Health and Human Services Secretary has declared a public health emergency in the United States in response to the outbreak.

The outbreak of the novel coronavirus in many countries is having and will likely continue to have an adverse impact on global commercial activity, which has contributed to significant volatility in financial markets. The global impact of the outbreak has been rapidly evolving, and as cases of the virus have been identified in additional countries, many countries have reacted by instituting quarantines and restrictions on travel. These actions are creating disruption in supply chains, and adversely impacting a number of industries, including but not limited to transportation, hospitality, and entertainment.

The impact of COVID-19 on the U.S. and world economies, and the extent of and effectiveness of any responses taken on a national and local level, is uncertain and could result in a world-wide economic downturn and disrupt financial markets that impact trading programs in unanticipated and unintended ways.

The rapid development of this situation precludes any prediction as to the ultimate adverse impact of the novel coronavirus. Nevertheless, the novel coronavirus presents material uncertainty and risk with respect to the Partnership’s investments and operations.

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

On July 23, 2014, the U.S. Securities and Exchange Commission (“SEC”) approved a settlement by MS&Co. and certain affiliates to resolve an investigation related to certain subprime RMBS transactions sponsored and underwritten by those entities in 2007. Pursuant to the settlement, the Company and certain affiliates were charged with violating Sections 17(a)(2) and 17(a)(3) of the Securities Act, agreed to pay disgorgement and penalties in an amount of $275 million and neither admitted nor denied the SEC’s findings.

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

Civil Litigation

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co. knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied MS&Co.’s motion to dismiss the complaint. On June 27, 2018, MS&Co. filed a motion for summary judgment and spoliation sanctions against CDIB. On December 21, 2018, the court denied MS&Co.’s motion for summary judgment and granted in part MS&Co.’s motion for sanctions relating to spoliation of evidence. On January 18, 2019, CDIB filed a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. On January 24, 2019, CDIB filed a notice of appeal from the court’s December 21, 2018 order, and on January 25, 2019, MS&Co. filed a notice of appeal from the same order. On March 7, 2019, the court denied the relief that CDIB sought in a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. On December 5, 2019, the Appellate Division, First Department (“First Department”) heard the parties’ cross-appeals. Based on currently available information, MS&Co. believes it could incur a loss in this action of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&CO. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. On January 18, 2017, the court entered an order dismissing all claims related to an additional securitization at issue. After those dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $65 million. At December 25, 2019, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $35 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $35 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 11, 2016, the First Department affirmed the trial court’s decision denying in part MS&Co’s motion to dismiss the complaint. At December 25, 2019, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $22 million, and the certificates had incurred actual losses of $59 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $22 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Beginning on March 25, 2019, MS&Co. was named as a defendant in a series of putative class action complaints filed in the Southern District of NY, the first of which is styled Alaska Electrical Pension Fund v. BofA Secs., Inc., et al. Each complaint alleged a conspiracy to fix prices and restrain competition in the market for unsecured bonds issued by the following Government-Sponsored Enterprises: the Federal National Mortgage Associate; the Federal Home Loan Mortgage Corporation; the Federal Farm Credit Banks Funding Corporation; and the Federal Home Loan Banks. The purported class period for each suit is from January 1, 2012 to June 1, 2018. Each complaint raised a claim under Section 1 of the Sherman Act and sought, among other things, injunctive relief and treble compensatory damages. On May 23, 2019, plaintiffs filed a consolidated amended class action complaint styled In re GSE Bonds Antitrust Litigation, with a purported class period from January 1, 2009 to January 1, 2016. On June 13, 2019, the defendants filed a joint motion to dismiss the consolidated amended complaint. On August 29, 2019, the court denied MS&Co.’s motion to dismiss. On December 15, 2019, MS&Co. and certain other defendants entered into a stipulation of settlement to resolve the action as against each of them in its entirety. On February 3, 2020, the court granted preliminary approval of that settlement.

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

Item 4. Mine Safety Disclosures. Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information. The Partnership has issued no stock. There is no public market for the Redeemable Units.

(b)	Holders. The number of holders of Class A Redeemable Units and Class Z Redeemable Units as of February 29, 2020 was 329 and 2, respectively. There are no Redeemable Units outstanding in Class D.

(c)	Dividends. The Partnership did not declare any distributions in 2019 or 2018. The Partnership does not intend to declare distributions in the foreseeable future.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans. None.

(e)	Performance Graph. Not applicable.

(f)

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. For the year ended December 31, 2019, there were no subscriptions of Class A or Class Z Redeemable Units. For the year ended December 31, 2018, there were subscriptions of 64.7120 Class A Redeemable Units totaling $75,000. For the year ended December 31, 2017, there were subscriptions of 334.4200 Class A Redeemable Units totaling $407,041 and subscriptions of 21.2650 Class Z Redeemable Units totaling $20,784.

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

Proceeds from the sale of Redeemable Units are used in the trading of commodity interests, including futures, option and forward contracts.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers. The following chart sets forth the purchases of Redeemable Units by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2019 - October 31, 2019	222.7850	$1,144.01	N/A	N/A
November 1, 2019 - November 30, 2019	879.4560	$1,134.92	N/A	N/A
December 1, 2019 - December 31, 2019	630.4370	$1,159.05	N/A	N/A
	1,732.6780	$1,144.87

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

Item 6. Selected Financial Data.

Total investment income, total expenses, total trading results, net income (loss) and increase (decrease) in net asset value per Redeemable Unit for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 and net asset value per Redeemable Unit and total assets as of December 31, 2019, 2018, 2017, 2016 and 2015 were as follows:

	2019	2018	2017	2016	2015
Total investment income	$460,621	$604,950	$429,611	$177,756	$24,184
Total expenses	(1,613,011)	(2,400,014)	(3,384,945)	(5,048,596)	(7,728,655)
Total trading results	1,227,814	1,559,616	(820,027)	502,983	5,795,803

Net income (loss)	$75,424	$(235,448)	$(3,775,361)	$(4,367,857)	$(1,908,668)

Increase (decrease) in net asset value per
Redeemable Unit:
Class A	$7.22	$(10.35)	$(92.11)	$(73.87)	$(26.14)

Class Z	$25.85	$10.72	$(46.69)	$-	$-

Net asset value per Redeemable Unit:
Class A	$1,159.05	$1,151.83	$1,162.18	$1,254.29	$1,328.16

Class Z	$989.88	$964.03	$953.31	$-	$-

Total assets	$22,933,263	$32,635,565	$44,270,612	$67,541,872	$97,470,590

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Partnership, directly and through its investment in the Funds, aims to achieve substantial capital appreciation and permit investors to diversify a traditionally structured stock and bond portfolio. The Partnership attempts to accomplish its objectives through speculative trading in U.S. and international markets for currencies, interest rates, stock indices, agricultural and energy products and precious and base metals, directly or through investment in the Funds. The Partnership/Funds may employ futures, option on futures, forward, option on forward, spot and swap contracts, cash commodities and any other rights or interest pertaining thereto, in those markets. The Partnership/Funds may also enter into swap and other derivative transactions with the approval of the General Partner/Trading Manager.

The General Partner/Trading Manager manages all business of the Partnership/Funds. The General Partner has delegated its responsibility for the investment of the Partnership’s assets to the Advisors. The General Partner/Trading Manager engages a team of approximately 20 professionals whose primary emphasis is on attempting to maintain quality control among the Advisors to the funds operated or managed by the General Partner/Trading Manager. A full-time staff of due diligence professionals use proprietary technology and on-site evaluations to monitor new and existing futures money managers. The accounting and operations staff provides processing of subscriptions and redemptions and reporting to limited partners and regulatory authorities. The General Partner also engages staff involved in marketing and sales support.

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

While the Partnership and the Funds have the right to seek lower commission rates from other commodity brokers at any time, the General Partner/Trading Manager believes that the customer agreements and other arrangements with the commodity broker(s) are fair, reasonable, and competitive.

As of December 31, 2019, the programs traded by Independent View and Katonah on behalf of the Partnership were: Independent View — IV Quantitative Futures Fund Program and Katonah — Laplace Program and prior to their terminations, SECOR – a variation of the program traded by SECOR Alpha Master Fund L.P., Harbour Square — Discretionary Energy Program and AE Capital — AE Systematic FX Fund Program. The General Partner may modify or terminate the allocation of assets among the Advisors at any time and may allocate assets to additional Advisors at any time.

As of December 31, 2019 and September 30, 2019, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	December 31, 2019	December 31, 2019 (percentage of Partners’ Capital)	September 30, 2019	September 30, 2019 (percentage of Partners’ Capital)
Independent View	$10,240,153	47%	$11,620,721	48%
Katonah	$11,664,022	53%	$12,339,675	52%

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

Katonah Capital Partners Management, LLC

The Laplace Program is a Bayesian machine learning approach that systematically estimates expected returns and drawdowns. The Laplace Program trades over sixty different liquid futures markets, across all four major asset classes (equities, forex, fixed income, and commodities). Katonah utilizes data derived from both price and fundamental sources. The Laplace Program is a robust framework without a bias towards a particular trading strategy and aims to have minimal exposure to volatility, trend, liquidity, or evolving correlation. As the market environment changes the Laplace Program’s machine learning process helps in navigating through evolving conditions, while constructing a portfolio that prioritizes capital preservation and limits drawdowns.

SECOR Capital Advisors, LP

SECOR’s investment objectives were to generate high risk-adjusted returns by: (i) investing across a diverse set of asset classes, geographies, factors, themes and time horizons, (ii) identifying and exploiting temporarily pronounced market inefficiencies or risk premia, (iii) employing dynamic risk-budgeting to minimize tail risk and potentially enable alpha to be generated through timing of exposures and (iv) utilizing sophisticated modeling techniques supported by straight-forward economic intuition and sound fundamentals. SECOR sought to target long-term annualized volatility of 15% and low long-term correlation to other hedge fund strategies and broader markets.

SECOR had a healthy respect for the general information efficiency of markets but believed that certain inefficiencies (or outsized risk premia) existed in certain markets, and these or other inefficiencies (or risk premia) could periodically become more pronounced in particular market conditions. SECOR believed that it was feasible to construct an investment strategy that sought to capture such inefficiencies (premia) in pursuit of high risk-adjusted returns (or excess returns for benchmarked mandates) that were lowly correlated with broad stock and bond market returns (alpha).

SECOR employed statistical techniques and empirical analysis to help determine whether they believed that observed or conjectured alpha opportunities were real and, more importantly, likely to be sustained in the future. If properly employed, these techniques could have had certain advantages versus a purely judgmental approach including the potential ability to: control for the impact of particular factors, evaluate phenomena over a longer history, systematically assess confidence levels based on availability of data, evaluate performance over certain sub-periods and market cycles, identify certain possible causation and lead/lag effects, reduce certain common behavioral biases in human judgment and evaluate a range of factors in a systematic way.

When determining whether a factor should have been used in driving SECOR’s models and strategies, conclusions derived from the statistical techniques were generally not sufficient. SECOR also sought to reconcile whether the findings were consistent with some economic, theoretical or behavioral intuition, including why a factor may lead to alpha and what conditions could cause a factor to cease to work at some point in the future. Although the statistical techniques that SECOR used to conduct its empirical evaluations may have been sophisticated, SECOR strove to keep the models that drove the investment process as simple as was practicable.

SECOR used its proprietary models to systematically allocate and manage risk across a wide breadth of quantitative investment strategies, geographies and asset classes – a process known as risk budgeting. SECOR employed these models to construct a portfolio and manage risk. These strategies could have included currencies, commodities, equity indices, fixed income, cross-asset class trades and opportunistic strategies.

SECOR strongly believed in the benefits of diversification and that diversification should be sought across many aspects of the investment process. Under most circumstances, SECOR attempted to take positions in a large number of positions across a wide range of asset classes to enhance diversification.

SECOR also sought diversification across strategies, factors, themes and time horizons. Diversification of risk across strategies helped to produce a more consistent stream of returns by reducing the impact of poor performance in any one strategy. Recognizing that none of SECOR’s strategies would have worked at all times and, in fact, most strategies experience periods of significant negative performance, SECOR sought to develop strategies in many asset classes and markets in which SECOR identified potential value. Within each strategy, it was also important to ensure that there was appropriate diversification across factors and themes and that the weightings of these themes could be controlled and easily changed dynamically as market conditions warranted, while taking into account factors such as liquidity, volatility, correlations, market impact and transaction costs. In portfolio construction, SECOR’s initial task was to identify, among other things, tilts, premia, signals, relative value pairs, anomalies, liquidity events and temporary price pressure that SECOR believed may provide attractive risk/return contributions on a stand-alone basis and in the context of a broader portfolio. SECOR then combined data and general conviction levels (in the form of priors) regarding the potential contributions and correlations of these exposures to help determine their allocations within the portfolio, utilizing a thoughtful, systematic risk-budgeting approach that sought to enable these exposures to be dynamic, rather than static. In doing so, part of SECOR’s alpha proposition could have resided in timing exposures, or identifying the appropriate times to: increase or decrease exposures and/or include or exclude exposures from the portfolio altogether.

Harbour Square Capital Management LLC

The Discretionary Energy Program focused on a proprietary process that involved applying simulations to in-house models that emulated the fundamental elements of natural gas supply and demand to build distributions of possible fundamental outcomes. Harbour Square then continuously analyzed the changes to these distributions to determine underlying skew variations throughout time. This analysis of the change and rate of change in fundamental distributions while evaluating the concurrent natural gas price movements along the forward curve allowed Harbour Square to identify optimal risk/reward investment opportunities. Harbour Square looked to capitalize on short-to-intermediate term price dislocations by trading exchange-cleared futures, options and swaps in the U.S. natural gas market.

AE Capital PTY Limited

AE Capital’s philosophy was that markets were driven by fundamental themes and that those fundamental themes inherently change over time. AE Capital had developed a proprietary systematic strategy that dynamically adapted to the fundamental themes quantified to be driving markets. New themes were identified by AE Capital primarily through fundamental research. Once a new theme was scientifically tested and deemed eligible it was incorporated into the theme adapting system framework. Capital was only allocated to a theme if the theme adapting system determined that the theme carried statistically significant information and improved the overall portfolio. Risk was minimized through a proprietary portfolio construction technique that diversified the portfolio in terms of the underlying currency exposures, trade time horizons and fundamental views.

No assurance can be given that the Advisors’ strategies will be successful or that they will generate profits for the Partnership.

Specific Fund level performance information is included in Note 6 to the Partnership’s financial statements included in “Item 8. Financial Statements and Supplementary Data.”

As of December 31, 2019 the Partnership fully redeemed its investment in the Funds.

(a) Liquidity.

The Partnership does not engage in sales of goods or services. Its assets are or were its (i) investment in the Funds, (ii) redemptions receivable from the Funds, (iii) equity in trading accounts, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options purchased at fair value and investment in U.S. Treasury bills at fair value, if applicable and (iv) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments and investment in the Funds.

While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2019.

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

From January 1, 2019 through December 31, 2019, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 16.09%. The foregoing margin to equity ratio takes into account cash held in the Partnership’s name, as well as the allocable value of the positions and cash held on behalf of the Partnership in the name of the Funds.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds have credit risk and concentration risk, as MS&Co. or an MS&Co. affiliate are counterparties or brokers with respect to the Partnership’s/Funds’ assets. For certain OTC contracts traded by Cambridge Master and SECOR Master prior to their respective full redemptions, JP Morgan was the counterparty with respect to those assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co. and/or an MS&Co. affiliate, the Partnership’s/Funds’ counterparty is an exchange or clearing organization.

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

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem its Redeemable Units at their net asset value as of the end of each month, on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions are generally funded out of the Partnership’s cash holdings and/or redemptions from the Funds. For the year ended December 31, 2019, 6,923.1490 Class A Redeemable Units were redeemed totaling $7,907,926 and 127.0210 General Partner Class Z Redeemable Units were redeemed totaling $121,996. For the year ended December 31, 2018, 9,982.5380 Class A Redeemable Units were redeemed totaling $11,623,491 and 102.2200 General Partner Class Z Redeemable Units were redeemed totaling $100,000. For the year ended December 31, 2017, 15,208.6060 Class A Redeemable Units were redeemed totaling $18,600,473, 572.7556 General Partner Class A Redeemable Units were redeemed totaling $706,349 and 157.3470 General Partner Class Z Redeemable Units were redeemed totaling $150,000.

The Partnership continues to offer Redeemable Units at the net asset value per Redeemable Unit per Class as of the end of each month. For the year ended December 31, 2019, there were no subscriptions of Redeemable Units. For the year ended December 31, 2018, there were subscriptions of 64.7120 Class A Redeemable Units totaling $75,000. For the year ended December 31, 2017, there were subscriptions of 334.4200 Class A Redeemable Units totaling $407,041, 21.2650 Class Z Redeemable Units totaling $20,784 and 656.2520 General Partner Class Z Redeemable Units totaling $656,252.

(c) Results of Operations.

For the year ended December 31, 2019, the net asset value per Class A Redeemable Unit increased 0.6% from $1,151.83 to $1,159.05. For the year ended December 31, 2019, the net asset value per Class Z Redeemable Unit increased 2.7% from $964.03 to $989.88. For the year ended December 31, 2018, the net asset value per Class A Redeemable Unit decreased 0.9% from $1,162.18 to

$1,151.83. For the year ended December 31, 2018, the net asset value per Class Z Redeemable Unit increased 1.1% from $953.31 to $964.03. For the year ended December 31, 2017, the net asset value per Class A Redeemable Unit decreased 7.3% from $1,254.29 to $1,162.18. For the period from July 1, 2017 (date of first issuance) to December 31, 2017, the net asset value per Class Z Redeemable Unit decreased 4.7% from $1,000.00 to $953.31.

The Partnership experienced a net trading gain (before fees and expenses) in the year ended December 31, 2019 of $1,227,814. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, U.S. and non-U.S. interest rates and metals and were partially offset by losses in energy, grains, indices, livestock and softs. The net trading gains and losses realized from the Partnership and the Funds is disclosed under Item 8. “Financial Statements and Supplementary Data.”

During the first quarter of 2019, the most notable losses were recorded in the commodities markets from long and short positions in lean hog futures as prices gyrated amid news surrounding U.S.-Chinese trade negotiations and the African swine flu. Additional losses in the commodities were incurred during January from short crude oil futures positions as OPEC’s announcement of new production cuts pushed prices higher. Further losses were experienced within the energies during March from futures positioning in gasoil. Losses within the global stock indices sector were incurred during March from short futures positions in European and U.S. equity indices as prices benefited from dovish central bank actions and optimism surrounding U.S.-China trade negotiations. Within the currency sector, losses were recorded during February and March from long positions in the Australian dollar versus the U.S. dollar. The Partnership’s overall trading losses for the first quarter were partially offset by trading gains during January and March from long positions in European bonds as prices increased following weak economic data and dovish monetary policy.

During the second quarter of 2019, the most notable gains were recorded during May and June from long positions in global fixed income futures as prices rose amid safe-haven demand and speculation that the U.S. Federal Reserve would cut interest rates. Within the currency markets, gains were achieved throughout much of the second quarter from short positions in European currencies versus the U.S. dollar as the relative value of European currencies generally moved lower on weaker-than-expected economic reports and the expectation of looser monetary policy. Further gains in the currencies were experienced during June from positions in the Canadian dollar. Within the metals sector, gains were experienced during June from long positions in precious metals futures as prices rose amid U.S. dollar weakness and concern over conflict in the Middle East. Within the global stock indices, gains were recorded during April and June from long European, U.S., and Asian equity index futures positions as prices increased amid dovish sentiment from central banks globally. The Partnership’s overall trading gains for the second quarter were partially offset by trading losses in the agricultural complex during May and June from short futures positions in the grain markets as prices rose after excessive rains in the U.S. Midwest reduced yield projections. Losses in the energy complex were also recorded during May from long positions in Brent crude oil and refined oil products as prices reversed lower on a weaker outlook.

During the third quarter of 2019, the most notable gains were recorded within the metals complex during July and August from long precious metals futures positions as prices rose due to flight-to-safety flows amid heightened global uncertainty. Within the global interest rate sector, gains were achieved during August from long positions in global fixed income futures as prices benefited from mounting global growth concerns, escalating fears over Brexit, and ongoing uncertainty over the U.S.-Chinese trade war. In the global stock index sector, gains were achieved primarily during July from short positions in European equity index futures as prices decreased on disappointing economic data. Gains were also experienced within the energy complex during September from long futures positions in crude oil and oil distillates as the petroleum complex spiked higher following rebel attacks on a Saudi Arabian oil field and processing facility. The Partnership’s overall trading gains for the third quarter were partially offset by trading losses in the currency markets from short U.S. dollar positions as the relative value of the dollar strengthened on fears of a growing global recession. Smaller losses in the agricultural complex were recorded during July and August from live cattle and grains positions.

During the fourth quarter of 2019, the most significant gains were experienced primarily during December within the currency sector from long positions in the New Zealand dollar, Australian dollar and Canadian dollar versus the U.S. dollar as the relative value of the U.S. currency weakened against the commodity currencies. Within the metals complex, gains were recorded during December from long positions in precious and base metal futures as prices advanced following a decrease in the value of the U.S. dollar. Gains in the agricultural sector were achieved during December from long positions in soybean futures as prices rose amid speculation China will begin importing more grains from the U.S. The Partnership’s gains for the fourth quarter were partially offset by losses from long global fixed income futures positions as prices fell amid improving economic confidence. Losses in the global stock index sector were incurred primarily during October from short positions in European and Asian equity index futures as prices rose as U.S. Chinese trade and Brexit related concerns eased.

The Partnership experienced a net trading gain (before fees and expenses) in the year ended December 31, 2018 of $1,559,616. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in energy, indices, U.S. and non-U.S. interest rates, metals and softs and were partially offset by losses in currencies, grains and livestock.

During the first quarter of 2018, the most notable gains were recorded in global stock index futures from long VIX futures positions after volatility spiked during February due to concerns regarding inflation and a sharp selloff in equities. Smaller gains in global stock indices were recorded in March. In commodities, gains were experienced from long positions in natural gas futures throughout the quarter as winter weather spurred heating demand. Additional commodity gains were experienced from long positions in soybeans during February and long cocoa positions throughout the quarter. Further gains were recorded in U.S. interest rate futures during January and February and in European interest rate futures during March. The Partnership’s overall trading gains for the first quarter were partially offset by trading losses within the currency sector from short positions in the “commodity currencies” versus the U.S. dollar as the value of the U.S. currency declined, while inversely commodity prices rose.

During the second quarter of 2018, the most notable losses were recorded from long positions in European bond futures and short positions in North American fixed income futures positions as prices shifted away from previous trends due to speculation regarding monetary policy. Losses within the currency sector were primarily recorded during May from positions in the Australian dollar as its relative value gyrated amid speculation of interest rate policy, trade tariffs, and economic growth. Within the agricultural markets, losses were incurred during April from short wheat futures positions as prices rose on speculation that dry weather in the U.S. would decrease output. Losses were also recorded within the metals complex during April from short positions in aluminum. Within the global equity index sector, losses were recorded during June from long positions in equity volatility index futures as continued market uncertainty challenged systematic strategies due to a lack of directional volatility. The Partnership’s overall trading losses for the second quarter were partially offset by trading gains in the energy complex during June from long futures positions in crude oil and oil distillates as prices rose after OPEC’s planned increase in oil production was estimated to not be sufficient enough to ease supply concerns. Gains were also achieved from positions in natural gas.

During the third quarter of 2018, the most notable losses were incurred within the currency sector during September from positions in the Swiss franc, Australian dollar, and British pound as the relative value of the U.S. dollar fluctuated amid a rising interest rate environment and geopolitical tensions. Losses within the global stock index sector were recorded during the quarter primarily from long positions in equity volatility index futures as prices decreased due to a lack of directional volatility. Losses in the agricultural markets were recorded during August and September from long cotton futures positions as prices dropped following trade turmoil and beneficial weather. Within the energy sector, losses were experienced during July from long positions in natural gas as prices moved lower as colder-than-expected weather reduced power generation demand. Within the global interest rate markets, losses were experienced primarily during July and September from long positions in European fixed income futures. The Partnership’s overall trading losses for the third quarter were partially offset by trading gains in the metals complex during August and September from short positions in industrial and precious metals futures as prices declined amid global trade fears coupled with the rising value of the U.S. dollar.

During the fourth quarter of 2018, the most notable gains were incurred primarily from long German, Australian, and Japanese bond futures positions, as well as from short U.S. bond futures positions during October. Within the currency sector, gains were experienced during October from short positions in the euro versus the U.S. dollar as the relative value of the euro declined after European business growth fell short of expectations. Additional gains were recorded in stock indices during October from long VIX futures positions after equity volatility spiked due to concerns regarding global growth and a sharp selloff in equity prices. Smaller gains were experienced in metals during October. A portion of the Partnership’s trading gains for the fourth quarter was offset by losses recorded from long crude oil futures positions as prices dropped amid negative macro sentiment and greater-than-seasonal U.S. stock builds. Additional losses were experienced throughout the quarter from trading soybean futures positions as prices whipsawed.

The results of operations for the twelve months ended 2017 is discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Interest income on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account at MS&Co. during each month is earned at the monthly average of the 4-week U.S. Treasury bill discount rate. Any interest earned on the Partnership’s and/or each Fund’s account at MS&Co. in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Any interest income earned on collateral or excess cash deposited by certain of the Funds and held by JPMorgan in its capacity as such Funds’ forward foreign currency counterparty were retained by such Funds, and the Partnership received its allocable portion of such interest from the applicable Fund. Interest income for the three and twelve months ended December 31, 2019 decreased by $80,073 and $144,329, respectively, as compared to the corresponding periods in 2018. The decrease in interest income was primarily due to lower average daily equity during the three and twelve months ended December 31, 2019 as compared to the corresponding periods in 2018. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership was dependent upon (1) the average daily equity maintained in cash in the Partnership’s and/or the applicable Fund’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds, MS&Co. or JPMorgan has control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three and twelve months ended December 31, 2019 increased by $6,738 and $29,114, respectively, as compared to the corresponding periods in 2018. The increase in these clearing fees was primarily due to an increase in the number of direct trades made by the Partnership during the three and twelve months ended December 31, 2019 as compared to the corresponding periods in 2018.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value of Class A Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. Ongoing selling agent fees for the three and twelve months ended December 31, 2019 decreased by $54,638 and $243,318, respectively, as compared to the corresponding periods in 2018. The decrease in ongoing selling agent fees was due to lower average net assets during the three and twelve months ended December 31, 2019 as compared to the corresponding periods in 2018.

Management fees are calculated as a percentage of the Partnership’s adjusted net assets per Class as of the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. Management fees for the three and twelve months ended December 31, 2019 decreased by $37,066 and $166,404, respectively, as compared to the corresponding periods in 2018. The decrease in management fees was due to lower average net assets per Class during the three and twelve months ended December 31, 2019 as compared to the corresponding periods in 2018.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things (i) selecting, appointing and terminating the Partnership’s commodity trading advisors, (ii) allocating and reallocating the Partnership’s assets among the commodity trading advisors and (iii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net assets per Class as of the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. General Partner fees for the three and twelve months ended December 31, 2019 decreased by $27,904 and $123,318, respectively, as compared to the corresponding periods in 2018. The decrease in General Partner fees for the three and twelve months ended December 31, 2019 was primarily due to lower average net assets per Class during the three and twelve months ended December 31, 2019 as compared to the corresponding periods in 2018.

Incentive fees paid by the Partnership to the Advisors are based on the New Trading Profits generated by each Advisor at the end of the quarter, half-year or year, as applicable, as defined in the respective Management Agreements among the Partnership, the General Partner and each Advisor. Trading performance for the three and twelve months ended December 31, 2019 resulted in incentive fees of $0 and a reversal of incentive fees of $48,436, respectively. Trading performance for the three and twelve months ended December 31, 2018 resulted in incentive fees of $62,039. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

The Partnership pays professional fees, which generally include legal and accounting expenses (including legal and accounting expenses related to the offering), as well as administrative and other expenses which include certain offering costs and filing, reporting and data processing fees. Professional fees for the years ended December 31, 2019 and 2018 were $318,637 and $331,300, respectively.

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

The Partnership’s most significant accounting policy is the valuation of its investments in the Funds and in futures, option and forward contracts and U.S. Treasury bills, as applicable. The fair value of the investment in the Funds was determined based on either the respective Fund’s net asset value per unit as calculated by the Fund or the Partnership’s (1) net contribution to the Funds and (2) its allocated share of the undistributed profits and losses, including realized gains (losses) and net change in unrealized gains (losses), of the Funds. The fair value of exchange-traded futures, option and forward contracts is determined by the various exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as inputs the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are valued at the last available bid price received from independent pricing services as of the close of the last business day of the reporting period.

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

The Partnership’s and the Funds’ Trading Value at Risk in Different Market Sectors

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. Prior to their respective terminations, Harbour Square, SECOR and AE Capital traded the Partnership’s assets indirectly in master fund managed accounts established in the name of the master fund over which they had been granted limited authority to make trading decisions. The Partnership held no investment in Funds as of December 31, 2019. As a result, the first trading Value at Risk table reflects the market sensitive instruments held by the Partnership directly and through its investments in the Funds as of December 31, 2018. The remaining trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly (i.e., in the managed accounts in the Partnership’s name traded by certain Advisors) as of December 31, 2019 and December 31, 2018 and indirectly by each Fund separately as of December 31, 2018.

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

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments by market category as of December 31, 2019 and 2018 and indirect investments in the Funds by market category as of December 31, 2018, and the highest, lowest and average values during the years. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of December 31, 2019, the Partnership’s total capitalization was $21,904,175.

As of December 31, 2019, the Partnership’s Value at Risk for the portion of its assets traded directly was as follows:

	December 31, 2019
			Twelve Months Ended December 31, 2019
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$640,449	2.92%	$857,974	$289,100	$531,360
Energy	240,642	1.10	447,920	69,866	198,168
Grains	123,811	0.57	290,337	36,829	144,576
Indices	1,824,747	8.33	3,698,816	416,213	1,365,755
Interest Rates U.S.	208,210	0.95	314,267	40,139	155,036
Interest Rates Non-U.S.	576,889	2.63	806,967	117,135	426,438
Livestock	44,475	0.20	51,508	-	29,614
Metals	170,654	0.78	356,505	25,608	155,903
Softs	173,309	0.79	418,304	43,400	201,155

Total	$4,003,186	18.27%

*       Annual average of daily Values at Risk.

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

As of March 31, 2019, the Partnership fully redeemed its investment in Harbour Square Master.

As of December 31, 2018, Harbour Square Master’s total capitalization was $7,972,677 and the Partnership owned approximately 31.3% of Harbour Square Master. As of December 31, 2018, Harbour Square Master had no Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Harbour Square for trading).

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Partnership’s market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Partnership’s primary market risk exposures as well as the strategies used and to be used by the General Partner and the Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the management strategies of the Partnership. There can be no assurance that the Partnership’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership as of December 31, 2019 by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Equities. The Partnership’s primary equity exposure is to equity price risk in the G8 countries. The stock index futures traded by the Partnership are limited to futures on broadly based indices. As of December 31, 2019, the Partnership’s primary exposures were in the CBOE VIX Market Volatility (U.S.), FTSE 100 (U.K.), SPI 200 (Australia), IBEX 35 (Spain), Dow Jones Industrials (U.S.A.), and Dow Jones Euro STOXX 50 (European Union) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major European, U.S., and Pacific Rim indices, as well as in emerging markets. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being “whipsawed” into numerous small losses).

Interest Rates. Interest rate movements directly affect the price of the futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially affect the Partnership’s profitability. The Partnership’s primary interest rate exposure is to interest rate fluctuations in the United States and the other G8 countries. However, the Partnership may also take futures positions on the government debt of smaller nations — e.g., Australia.

Currencies. The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations that disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The General Partner does not anticipate that the risk profile of the Partnership’s currency sector will change significantly in the future.

Commodities:

Energy. The Partnership’s primary energy market exposure is to oil and natural gas price movements, often resulting from political developments in the Middle East, weather conditions and other factors contributing to supply and demand. Energy prices can be volatile and substantial profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets in the future.

Grains. The Partnership’s trading risk exposure in the grains is primarily to agricultural price movements, which are often directly affected by severe or unexpected weather conditions. Wheat, corn, palm oil, rapeseed, canola oil, and the soybean complex accounted for the majority of the Partnership’s grain exposure as of December 31, 2019.

Softs. The Partnership’s trading risk exposure in the soft commodities is to agricultural-related price movements, which are often directly affected by severe or unexpected weather conditions. Coffee, cotton, and sugar accounted for the majority of the Partnership’s soft commodities exposure as of December 31, 2019.

Metals. The Partnership’s primary metal market exposure as of December 31, 2019 was to fluctuations in the price of gold, silver, copper, and palladium.

Livestock. The Partnership’s primary risk exposure in livestock is to fluctuations in hog prices.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following was the only non-trading risk exposure of the Partnership as of December 31, 2019.

Foreign Currency Balances. The Partnership may hold various foreign currency balances. The Advisors regularly convert foreign currency balances to U.S. dollars in attempt to control the Partnership’s non-trading risk.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

The General Partner/Managing Member monitors and attempts to mitigate the Partnership’s/Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Funds may be subject. These monitoring systems generally allow the General Partner/Managing Member to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, forward and option contracts by sector, margin requirements, gain and loss transactions and collateral positions.

The General Partner/Managing Member monitors the Partnership’s/Funds’ performance and the concentration of open positions, and consults with the Advisors concerning the Partnership’s/Funds’ overall risk profile. If the General Partner/Managing Member felt it necessary to do so, the General Partner/Managing Member could require the Advisors to close out positions as well as enter positions traded on behalf of the Partnership/Funds. However, any such intervention would be a highly unusual event. The General Partner/Managing Member primarily relies on the Advisors’ own risk control policies while maintaining a general supervisory overview of the Partnership’s/Funds’ market risk exposures.

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

Item 8. Financial Statements and Supplementary Data.

The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm, for the years ended December 31, 2019, 2018 and 2017; Statements of Financial Condition at December 31, 2019 and 2018; Condensed Schedules of Investments as of December 31, 2019 and 2018; Statements of Income and Expenses for the years ended December 31, 2019, 2018 and 2017; Statements of Changes in Partners’ Capital for the years ended December 31, 2019, 2018 and 2017; and Notes to Financial Statements. Additional financial information has been filed as Exhibits to this Form 10-K.

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
522 Fifth Avenue
New York, NY 10036
(855) 672-4468

Management’s Report on Internal Control Over Financial Reporting

The management of Emerging CTA Portfolio L.P. (the “Partnership”), Ceres Managed Futures LLC, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, and for our assessment of internal control over financial reporting. The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Partnership’s internal control over financial reporting includes those policies and procedures that:

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

The management of Emerging CTA Portfolio L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2019 based on the criteria referred to above.

Patrick T. Egan	Steven Ross
President and Director	Chief Financial Officer and Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC
General Partner,	General Partner,
Emerging CTA Portfolio L.P.	Emerging CTA Portfolio L.P.

Report of Independent Registered Public Accounting Firm

To the Partners of Emerging CTA Portfolio L.P.,

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of Emerging CTA Portfolio L.P. (the “Partnership”), including the condensed schedules of investments, as of December 31, 2019 and 2018, and the related statements of income and expenses and changes in partners’ capital for each of the three years in the period then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2019 and 2018, and the results of its operations and changes in its partners’ capital for each of the three years in the period then ended, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of the Partnership’s internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2019, by correspondence with the custodian and brokers. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the auditor of the Partnership since 2017.

Boston, MA

March 19, 2020

Emerging CTA Portfolio L.P.

Statements of Financial Condition

December 31, 2019 and 2018

	December 31, 2019	December 31, 2018
Assets:
Investment in the Funds(1), at fair value (Note 6)	$-	$10,478,871
Redemptions receivable from the Funds	-	2,523,092

Equity in trading account:
Unrestricted cash (Note 3c)	18,613,692	16,750,928
Restricted cash (Note 3c)	4,003,185	2,756,546
Net unrealized appreciation on open futures contracts	291,121	93,633

Total equity in trading account	22,907,998	19,601,107

Interest receivable (Note 3c)	25,265	32,495

Total assets	$22,933,263	$32,635,565

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees (Note 3d)	$37,737	$53,716
Management fees (Note 3b)	21,068	31,371
General Partner fees (Note 3a)	18,927	27,083
Incentive fees (Notes 3a and 3b)	-	62,039
Professional fees	220,648	135,521
Redemptions payable to Limited Partners (Note 7)	730,708	2,467,162

Total liabilities	1,029,088	2,776,892

Partners’ Capital (Notes 1 and 7):
General Partner, Class Z, 269.6640 and 396.6850 Redeemable Units outstanding at December 31, 2019 and 2018, respectively	266,934	382,416
Limited Partners, Class A, 18,649.8510 and 25,573.0000 Redeemable Units outstanding at December 31, 2019 and 2018, respectively	21,616,191	29,455,757
Limited Partners, Class Z, 21.2650 Redeemable Units outstanding at December 31, 2019 and 2018	21,050	20,500

Total partners’ capital (net asset value)	21,904,175	29,858,673

Total liabilities and partners’ capital	$22,933,263	$32,635,565

Net asset value per Redeemable Unit:
Class A	$1,159.05	$1,151.83

Class Z	$989.88	$964.03

(1)  Defined in Note 1.

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.

Condensed Schedule of Investments

December 31, 2019

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	461	$421,729	1.93%
Energy	65	74,304	0.34
Grains	151	99,037	0.45
Indices	372	(139,542)	(0.64)
Interest Rates U.S.	243	7,555	0.03
Interest Rates Non-U.S.	353	(151,351)	(0.69)
Livestock	18	(2,085)	(0.01)
Metals	60	72,176	0.33
Softs	162	208,407	0.95

Total futures contracts purchased		590,230	2.69

Futures Contracts Sold
Currencies	53	(43,925)	(0.20)
Energy	84	(174,259)	(0.80)
Grains	51	(43,825)	(0.20)
Indices	249	3,481	0.02
Interest Rates U.S.	2	375	0.00	*
Interest Rates Non-U.S.	159	84,242	0.39
Livestock	11	(12,300)	(0.06)
Metals	3	(441)	(0.00)	*
Softs	38	(112,457)	(0.51)

Total futures contracts sold		(299,109)	(1.36)

Net unrealized appreciation on open futures contracts		$291,121	1.33%

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

Emerging CTA Portfolio L.P.

Statements of Income and Expenses

For the Years Ended December 31, 2019, 2018 and 2017

	2019	2018	2017
Investment Income:
Interest income	$381,646	$249,477	$295,600
Interest income allocated from the Funds	78,975	355,473	134,011

Total investment income	460,621	604,950	429,611

Expenses:
Expenses allocated from the Funds	85,308	245,247	215,927
Clearing fees related to direct investments (Note 3c)	199,091	169,977	212,968
Ongoing selling agent fees (Note 3d)	511,555	754,873	1,099,026
Management fees (Note 3b)	289,396	455,800	767,070
General Partner fees (Note 3a)	257,460	380,778	551,024
Incentive fees (Notes 3a and 3b)	(48,436)	62,039	118,265
Professional fees	318,637	331,300	420,665

Total expenses	1,613,011	2,400,014	3,384,945

Net investment loss	(1,152,390)	(1,795,064)	(2,955,334)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Funds:
Net realized gains (losses) on closed contracts	786,531	407,871	(1,342,811)
Net realized gains (losses) on closed contracts allocated from the Funds	197,738	900,632	340,782
Net change in unrealized gains (losses) on open contracts	195,890	(102,139)	171,993
Net change in unrealized gains (losses) on open contracts allocated from the Funds	47,655	353,252	10,009

Total trading results	1,227,814	1,559,616	(820,027)

Net income (loss)	$75,424	$(235,448)	$(3,775,361)

Net income (loss) per Redeemable Unit* (Note 8):
Class A	$7.22	$(10.35)	$(92.11)

Class Z	$25.85	$10.72	$(46.69)

Weighted average Redeemable Units outstanding:
Class A	22,074.8867	32,138.8723	44,356.5264

Class Z	337.0275	477.5877	659.7962

* Represents the change in net asset value per Redeemable Unit.

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.

Statements of Changes in Partners’ Capital

For the Years Ended December 31, 2019, 2018 and 2017

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2016	$63,890,718	50,937.7676	$-	-	$63,890,718	50,937.7676
Subscriptions - General Partner	-	-	656,252	656.2520	656,252	656.2520
Subscriptions - Limited Partners	407,041	334.4200	20,784	21.2650	427,825	355.6850
Redemptions - General Partner	(706,349)	(572.7556)	(150,000)	(157.3470)	(856,349)	(730.1026)
Redemptions - Limited Partners	(18,600,473)	(15,208.6060)	-	-	(18,600,473)	(15,208.6060)
Net income (loss)	(3,744,208)	-	(31,153)	-	(3,775,361)	-

Partners’ Capital, December 31, 2017	41,246,729	35,490.8260	495,883	520.1700	41,742,612	36,010.9960
Subscriptions - Limited Partners	75,000	64.7120	-	-	75,000	64.7120
Redemptions - General Partner	-	-	(100,000)	(102.2200)	(100,000)	(102.2200)
Redemptions - Limited Partners	(11,623,491)	(9,982.5380)	-	-	(11,623,491)	(9,982.5380)
Net income (loss)	(242,481)	-	7,033	-	(235,448)	-

Partners’ Capital, December 31, 2018	29,455,757	25,573.0000	402,916	417.9500	29,858,673	25,990.9500
Redemptions - General Partner	-	-	(121,996)	(127.0210)	(121,996)	(127.0210)
Redemptions - Limited Partners	(7,907,926)	(6,923.1490)	-	-	(7,907,926)	(6,923.1490)
Net income (loss)	68,360	-	7,064	-	75,424	-

Partners’ Capital, December 31, 2019	$21,616,191	18,649.8510	$287,984	290.9290	$21,904,175	18,940.7800

Net asset value per Redeemable Unit:

	Class A	Class Z
2017:	$1,162.18	$953.31

2018:	$1,151.83	$964.03

2019:	$1,159.05	$989.88

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

As of September 1, 2011, the Partnership began offering three classes of limited partnership interests: Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units; each of which will be referred to as a “Class” and collectively referred to as the “Classes.” All Redeemable Units issued prior to September 1, 2011 were deemed “Class A Redeemable Units.” The rights, liabilities, risks and fees associated with investment in the Class A Redeemable Units were not changed. Class A Redeemable Units and Class D Redeemable Units are available to taxable U.S. individuals and institutions, U.S. tax exempt individuals and institutions and non-U.S. investors. Class Z Redeemable Units are offered to certain employees of Morgan Stanley and its subsidiaries (and their family members). The Class of Redeemable Units that a limited partner of the Partnership receives upon subscription will generally depend upon the amount invested in the Partnership or the status of the limited partner, although the General Partner may determine to offer a particular Class of Redeemable Units to investors at its discretion. Class Z Redeemable Units were first issued on July 1, 2017. As of December 31, 2019, there were no Redeemable Units outstanding in Class D.

All trading decisions are made for the Partnership by its trading advisors (each, an “Advisor” and together, the “Advisors”). As of December 31, 2019, Independent View BV (“Independent View”) and Katonah Capital Partners Management, LLC (“Katonah”) served as the Partnership’s major commodity trading advisors. Effective June 30, 2019, SECOR Capital Advisors, LP (“SECOR”) ceased to act as a commodity trading advisor to the Partnership. Effective April 3, 2019, AE Capital PTY Limited (“AE Capital”) ceased to act as a commodity trading advisor to the Partnership. Effective March 31, 2019, Harbour Square Capital Management LLC (“Harbour Square”) ceased to act as a commodity trading advisor to the Partnership. Effective October 1, 2018, the Partnership, the General Partner, The Cambridge Strategy (Asset Management) Limited (“Cambridge”) and Mesirow Financial International UK Limited (“Mesirow”) entered into a novation, assignment and assumption agreement, dated September 28, 2018, pursuant to which Cambridge transferred all of its future rights, obligations, and liabilities under that certain amended and restated management agreement, by and among the General Partner, the Partnership and Cambridge, dated as of October 1, 2013, as amended January 1, 2018 (collectively, the “Initial Advisory Agreement”), to Mesirow.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

From October 1, 2018 until its termination effective October 31, 2018, Mesirow had undertaken to perform the Initial Advisory Agreement and be bound by its terms in every way as if it were the original party to it in place of Cambridge. Effective March 1, 2018, Launchpad Capital Management, LLC (“Launchpad”) ceased to act as a commodity trading advisor to the Partnership. Effective April 30, 2018, Buttonwood Merchants, LLC (“Buttonwood”) ceased to act as a commodity trading advisor to the Partnership. Effective February 28, 2017, Willowbridge Associates Inc. (“Willowbridge”) ceased to act as a commodity trading advisor to the Partnership. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through individually managed accounts, or indirectly, through its investment in the Funds. In addition, the General Partner may allocate the Partnership’s assets to additional non-major trading advisors (i.e. commodity trading advisors allocated less than 10% of the Partnership’s assets). Information about advisors allocated less than 10% of the Partnership’s assets may not be disclosed. The General Partner may also allocate less than 10% of the Partnership’s assets to a new trading advisor or another trading program of a current Advisor. References herein to the “Advisors” may also include, as relevant, references to SECOR, AE Capital, Harbour Square, Cambridge, Mesirow, Launchpad, Buttonwood and Willowbridge. The Advisors are not affiliated with one another, are not affiliated with the General Partner, MS&Co. or JPMorgan, and are not responsible for the organization or operation of the Partnership.

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

The Partnership has, and prior to their respective terminations, SECOR Master Fund L.P. (“SECOR Master”), CMF AE Capital Master Fund LLC (“AE Capital Master”), Cambridge Master Fund L.P. (“Cambridge Master”) and CMF Willowbridge Master Fund L.P. (“Willowbridge Master”) had, entered into futures brokerage account agreements and foreign exchange brokerage account agreements with MS&Co. Prior to its termination, CMF Harbour Square Master Fund LLC (“Harbour Square Master”) had entered into a futures brokerage account agreement with MS&Co. References herein to “Funds” may also include as relevant, references to SECOR Master, AE Capital Master, Harbour Square Master, Cambridge Master and Willowbridge Master.

Effective July 12, 2017 and until their respective terminations, SECOR Master and Cambridge Master each entered into certain agreements with JPMorgan in connection with trading in forward foreign currency contracts on behalf of the referenced Funds and indirectly, the Partnership. These agreements included a foreign exchange and bullion authorization agreement (“FX Agreement”), an International Swap Dealers Association, Inc. master agreement (“Master Agreement”), a schedule to the Master Agreement, a 2016 credit support annex for variation margin to the schedule and an institutional account agreement. In addition to SECOR Master and Cambridge Master, SECOR and Mesirow/Cambridge were parties to the FX Agreements for the Funds to which each acted as advisor. Under each FX Agreement, JPMorgan charged a fee on the aggregate foreign currency transactions entered into on behalf of the respective Fund during a month.

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

Emerging CTA Portfolio L.P.

Notes to Financial Statements

were replaced by references to Mesirow.

The Partnership will be liquidated upon the first to occur of the following: December 31, 2023; the net asset value per Redeemable Unit of limited partnership interest of any Class decreases to less than $400 as of the close of any business day; or under certain other circumstances as defined in the limited partnership agreement of the Partnership, as may be amended from time to time (the “Limited Partnership Agreement”). In addition, the General Partner may, in its sole discretion, cause the Partnership to be liquidated if the aggregate net assets of the Partnership decline to less than $1,000,000.

The General Partner has delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a master services agreement, the Administrator furnishes certain administrative, accounting, regulatory reporting, tax and other services as agreed from time to time. In addition, the Administrator maintains certain books and records of the Partnership. The cost of retaining the Administrator is allocated among the pools operated by the General Partner, including the Partnership.

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

c.

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the years ended December 31, 2019, 2018 and 2017, the Partnership carried no debt and all the Partnership’s and the Funds’ investments were carried at fair value and classified as Level 1 or Level 2 measurements.

d.

Partnership’s Investment in the Funds. The Partnership carried its investment in the Funds (except for Willowbridge Master) based on the Partnership’s (1) net contribution to the Funds and (2) its allocated share of the undistributed profits and losses, including realized gains (losses) and net change in unrealized gains (losses), of the Funds. The Partnership carried its investment in Willowbridge Master based on Willowbridge Master’s net asset value per redeemable unit as calculated by Willowbridge Master.

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

f.

Partnership’s Cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $233,300 (cost of $234,052) and $(53,834) (proceeds of $54,680) as of December 31, 2019 and 2018, respectively.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

g.

Income Taxes. Income taxes have not been recorded as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The Partnership follows the guidance of ASC 740, “Income Taxes,” which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions determined not to meet the more-likely-than-not threshold would be recorded as a tax benefit or liability in the Partnership’s Statements of Financial Condition for the current year. If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Partnership’s Statements of Income and Expenses in the period in which the position is claimed or expected to be claimed. The General Partner has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2016 through 2019 tax years remain subject to examination by U.S. federal and most state tax authorities.

h.

Investment Company Status. The Partnership has adopted Accounting Standards Update 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on the General Partner’s assessment, the Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Partnership’s Statements of Income and Expenses.

i.	Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with ASC 946, “Financial Services – Investment Companies.” See Note 8, “Financial Highlights.”

3.     Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Partnership, including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisors, (ii) allocating and reallocating the Partnership’s assets among the commodity trading advisors and (iii) monitoring the activities of the commodity trading advisors. The Partnership pays the General Partner a monthly administrative fee equal to 1/12 of 1% (1.0% per year) of month-end net assets. Month-end net assets, for the purpose of calculating the General Partner fee, are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s ongoing selling agent fees, management fees, incentive fee accruals, the General Partner fee and any redemptions or distributions as of the end of such month.

The Partnership will also pay the General Partner an incentive fee payable annually equal to 5% of the Partnership’s overall New Trading Profits, as defined in the Limited Partnership Agreement, earned in each calendar year. For the years ended December 31, 2019, 2018 and 2017, there were no incentive fees earned by the General Partner.

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

From January 1, 2018 until its termination on June 30, 2019, SECOR received a monthly management fee equal to 1.15% per year of month-end net assets allocated to SECOR. Prior to January 1, 2018, SECOR received a monthly management fee equal to 1.75% per year. From January 1, 2018 until its termination on March 31, 2019, Harbour Square received a monthly management fee equal to 1.15% per year of month-end net assets allocated to Harbour Square. Prior to January 1, 2018, Harbour Square received a monthly management fee equal to 1.25% per year. Prior to its termination, AE Capital

Emerging CTA Portfolio L.P.

Notes to Financial Statements

received a monthly management fee equal to 1.50% per year of the month-end net assets allocated to AE Capital. From October 1, 2018 until its termination on October 31, 2018, Mesirow received a monthly management fee equal to 1.00% per year of month-end net assets allocated to Mesirow. From January 1, 2018 to September 30, 2018, Cambridge received a monthly management fee equal to 1.00% per year of month-end net assets allocated to Cambridge. Prior to January 1, 2018, Cambridge received a monthly management fee equal to 1.50% per year of month-end net assets allocated to Cambridge. From March 1, 2018 until its termination on April 30, 2018, Buttonwood received a monthly management fee equal to 1.00% per year of the month-end net assets allocated to Buttonwood. Prior to its termination on March 1, 2018, Launchpad received a monthly management fee equal to 1.00% per year of the month-end net assets allocated to Launchpad. Prior to its termination on February 28, 2017, Willowbridge received a monthly management fee equal to 1.50% per year of month-end net assets allocated to Willowbridge. Month-end net assets, for the purpose of calculating management fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s management fees, incentive fee accruals, the General Partner fee, ongoing selling agent fee and any redemptions or distributions as of the end of such month.

In addition, the Partnership is obligated to pay each Advisor an incentive fee. The Partnership pays Katonah an incentive fee, payable semi-annually, equal to 20% of New Trading Profits as defined in its Management Agreement, earned by Katonah for the Partnership during each half year. The Partnership pays Independent View an incentive fee, payable quarterly, equal to 20% of New Trading Profits, as defined in its Management Agreement, earned by Independent View for the Partnership during each calendar quarter.

Prior to their respective terminations, Harbour Square and AE Capital were eligible to receive an incentive fee, payable quarterly, equal to 20% of New Trading Profits, as defined in each Management Agreement, earned by the relevant Advisor for the Partnership during each calendar quarter. From January 1, 2018 until its termination on June 30, 2019, SECOR was eligible to receive an annual incentive fee of 25% of New Trading Profits, as defined in its Management Agreement, earned by SECOR for the Partnership during each calendar year. Prior to January 1, 2018, SECOR was eligible to receive an incentive fee, payable quarterly, equal to 20% of New Trading Profits, as defined in its Management Agreement, earned by SECOR for the Partnership during each calendar quarter. Prior to its termination on October 31, 2018, Mesirow was eligible to receive an incentive fee payable annually, equal to 15% of New Trading Profits, as defined in its Management Agreement, earned by Mesirow for the Partnership each calendar year. From January 1, 2018 to September 30, 2018, Cambridge was eligible to receive an incentive fee, payable annually, equal to 15% of New Trading Profits, as defined in its Management Agreement, earned by Cambridge for the Partnership during each calendar year. Prior to January 1, 2018, Cambridge was eligible to receive an incentive fee, payable quarterly, equal to 15% of New Trading Profits, as defined in its Management Agreement, earned by Cambridge for the Partnership during each calendar quarter. From March 1, 2018 until its termination on April 30, 2018, Buttonwood was eligible to receive an incentive fee, payable quarterly, equal to 20% of New Trading Profits, as defined in its Management Agreement, earned by Buttonwood for the Partnership during each calendar quarter. Prior to March 1, 2018, Launchpad was eligible to receive an incentive fee, payable quarterly, equal to 20% of New Trading Profits, as defined in its Management Agreement, earned by Launchpad for the Partnership during each calendar quarter. Prior to its termination on February 28, 2017, Willowbridge was eligible to receive an incentive fee, payable quarterly, equal to 20% of New Trading Profits, as defined in its Management Agreement, earned by Willowbridge for the Partnership during each calendar quarter. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not receive an incentive fee until the Advisor recovers the net loss incurred and earns additional trading profits for the Partnership. Each Management Agreement may be terminated upon notice by either party.

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

The Partnership has entered into a customer agreement with MS&Co. (the “Partnership Customer Agreement”). Under the Partnership Customer Agreement and the foreign exchange brokerage account agreement (described in Note 1, “Organization”), the Partnership, directly and through its investment in the Funds, pays MS&Co. (or will reimburse MS&Co. if previously paid) its allocable share of all trading fees for the clearing and, where applicable, execution of transactions as well as exchange, user, give-up, floor brokerage and National Futures Association fees (collectively, “clearing fees”). Clearing

Emerging CTA Portfolio L.P.

Notes to Financial Statements

fees are allocated to the Partnership based on its proportionate share of each Fund. Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. All of the Partnership’s assets available for trading in commodity interests not held in the Funds’ accounts at MS&Co. and JPMorgan are deposited in the Partnership’s accounts at MS&Co. The Partnership’s cash deposited with MS&Co. is held in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At December 31, 2019 and 2018, the amount of cash held for margin requirements was $4,003,185 and $2,756,546, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. MS&Co. has agreed to pay the Partnership interest on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account at the rate equal to the monthly average of the 4-Week U.S. Treasury bill discount rate. The Partnership Customer Agreement may generally be terminated upon notice by either party.

d.	Selling Agreement:

The Partnership has entered into a selling agent agreement with Morgan Stanley Smith Barney LLC, doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”) (the “Selling Agreement”). Under the Selling Agreement, the Partnership pays Morgan Stanley Wealth Management a monthly ongoing selling agent fee. The monthly ongoing selling agent fee is equal to (i) 4/24 of 1% (2.00% per year) for Class A Redeemable Units and (ii) 3/48 of 1% (0.75% per year) for Class D Redeemable Units. Morgan Stanley Wealth Management pays a portion of its ongoing selling agent fees to properly registered or exempted financial advisors who have sold Class A and Class D Redeemable Units. Class Z Redeemable Units are not subject to an ongoing selling agent fee. Month-end Net Assets, for the purpose of calculating ongoing selling agent fees are Net Assets, as defined in the Limited Partnership Agreement, prior to the reduction of the current month’s ongoing selling agent fees, incentive fee accruals, the monthly management fees, the General Partner fee and other expenses and any redemptions or distributions as of the end of such month. The General Partner fee, management fees, incentive fees and all other expenses are allocated proportionally to each Class based on the net asset value of each Class.

4.       Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership’s trading activities are shown in the Partnership’s Statements of Income and Expenses. The Partnership also invests its assets through a “master/feeder” structure. The Partnership’s pro-rata share of the results of the Funds’ trading activities are shown in the Partnership’s Statements of Income and Expenses.

The Partnership Customer Agreement and the Funds’ futures brokerage account agreements (the “Master Customer Agreements” and, together with the Partnership Customer Agreement, the “Customer Agreements”) with MS&Co. give the Partnership and gave the Funds, respectively, the legal right to net unrealized gains and losses on open futures and forward contracts in their respective Statements of Financial Condition. The Partnership nets and the Funds netted, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts in their respective Statements of Financial Condition, as the criteria under ASC 210-20, “Balance Sheet,” have been met.

All of the commodity interests owned by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds were held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the years ended December 31, 2019 and 2018 was 2,304 and 1,762, respectively. The monthly average number of option contracts traded directly by the Partnership during the years ended December 31, 2019 and 2018 was 0 and 181, respectively. The monthly average notional value of currency forward contracts traded directly by the Partnership during the years ended December 31, 2019 and 2018 was $0 and $3,510,381, respectively.

Trading and transaction fees are based on the number of trades executed by the Advisors and the Partnership’s percentage ownership of each respective Fund.

All clearing fees paid to MS&Co. for direct trading are borne directly by the Partnership. In addition, clearing fees were borne by the Funds and allocated to the Funds’ limited partners/members, including the Partnership.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting agreements or similar arrangements as of December 31, 2019 and 2018, respectively.

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
	Gross	Statements of	Statements of		Cash Collateral
	Amounts	Financial	Financial	Financial	Received/
December 31, 2019	Recognized	Condition	Condition	Instruments	Pledged*	Net Amount
Assets
Futures	$1,147,042	$(855,921)	$291,121	$-	$-	$291,121

Total assets	$1,147,042	$(855,921)	$291,121	$-	$-	$291,121

Liabilities
Futures	$(855,921)	$855,921	$-	$-	$-	$-

Total liabilities	$(855,921)	$855,921	$-	$-	$-	$-

Net fair value						$291,121	*

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
	Gross	Statements of	Statements of		Cash Collateral
	Amounts	Financial	Financial	Financial	Received/
December 31, 2018	Recognized	Condition	Condition	Instruments	Pledged*	Net Amount
Assets
Futures	$851,529	$(757,896)	$93,633	$-	$-	$93,633

Total assets	$851,529	$(757,896)	$93,633	$-	$-	$93,633

Liabilities
Futures	$(757,896)	$757,896	$-	$-	$-	$-

Total liabilities	$(757,896)	$757,896	$-	$-	$-	$-

Net fair value						$93,633	*

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

Emerging CTA Portfolio L.P.

Notes to Financial Statements

The following tables indicate the gross fair values of derivative instruments of futures contracts held directly by the Partnership as separate assets and liabilities as of December 31, 2019 and 2018, respectively.

Assets	December 31, 2019
Futures Contracts
Currencies	$426,287
Energy	93,445
Grains	108,711
Indices	67,499
Interest Rates U.S.	32,868
Interest Rates Non-U.S.	94,991
Livestock	2,930
Metals	82,332
Softs	237,979

Total unrealized appreciation on open futures contracts	1,147,042

Liabilities
Futures Contracts
Currencies	(48,483)
Energy	(193,400)
Grains	(53,499)
Indices	(203,560)
Interest Rates U.S.	(24,938)
Interest Rates Non-U.S.	(162,100)
Livestock	(17,315)
Metals	(10,597)
Softs	(142,029)

Total unrealized depreciation on open futures contracts	(855,921)

Net unrealized appreciation on open futures contracts	$291,121	*

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

Assets	December 31, 2018
Futures Contracts
Currencies	$117,929
Energy	84,783
Grains	59,786
Indices	188,979
Interest Rates U.S.	110,603
Interest Rates Non-U.S.	239,824
Livestock	6,430
Metals	23,688
Softs	19,507

Total unrealized appreciation on open futures contracts	851,529

Liabilities
Futures Contracts
Currencies	(148,721)
Energy	(103,128)
Grains	(116,823)
Indices	(101,999)
Interest Rates U.S.	(100,422)
Interest Rates Non-U.S.	(127,847)
Livestock	(2,880)
Metals	(5,835)
Softs	(50,241)

Total unrealized depreciation on open futures contracts	(757,896)

Net unrealized appreciation on open futures contracts	$93,633	*

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the years ended December 31, 2019, 2018 and 2017, respectively.

Sector	2019		2018		2017
Currencies	$(56,076)		$(522,483)		$205,969
Energy	(181,500)		(118,612)		(471,773)
Grains	(378,415)		(194,106)		(803,721)
Indices	(443,002)		517,449		497,548
Interest Rates U.S.	1,365,268		220,851		(254,500)
Interest Rates Non-U.S.	(160,585)		322,348		29,826
Livestock	(62,133)		(105,180)		(29,930)
Metals	1,019,170		170,796		(1,540)
Softs	(120,306)		14,669		(342,697)

Total	$982,421	**	$305,732	**	$(1,170,818)	**

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

The Partnership and the Funds consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of the U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2019 and 2018, the Partnership and the Funds did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

December 31, 2019	Total	Level 1	Level 2	Level 3
Assets
Futures	$1,147,042	$1,147,042	$-	$-

Total assets	$1,147,042	$1,147,042	$-	$-

Liabilities
Futures	$855,921	$855,921	$-	$-

Total liabilities	$855,921	$855,921	$-	$-

December 31, 2018	Total	Level 1	Level 2	Level 3
Assets
Futures	$851,529	$851,529	$-	$-

Total assets	$851,529	$851,529	$-	$-

Liabilities
Futures	$757,896	$757,896	$-	$-

Total liabilities	$757,896	$757,896	$-	$-

Emerging CTA Portfolio L.P.

Notes to Financial Statements

6.    Investment in the Funds:

On August 1, 2013, the assets allocated to SECOR for trading were invested in SECOR Master, a limited partnership organized under the partnership laws of the State of Delaware. Effective June 30, 2019, the Partnership fully redeemed its investment in SECOR Master.

On February 1, 2017, the Partnership allocated a portion of its assets to AE Capital, which were managed and traded directly by AE Capital pursuant to AE Capital’s AE Systematic FX Fund Program through a trading account in the Partnership’s name from March 1, 2017 until January 31, 2018. Effective February 1, 2018, the assets allocated to AE Capital were transferred into AE Capital Master, a limited liability company organized under the limited liability company laws of the State of Delaware, through which they were managed and traded by AE Capital pursuant to the same strategy. Effective April 30, 2019, the Partnership fully redeemed its investment in AE Capital Master.

On August 1, 2016, the Partnership allocated a portion of its assets to Harbour Square, which until December 31, 2017 were managed and traded directly by Harbour Square pursuant to Harbour Square’s Discretionary Energy Program through a trading account in the Partnership’s name. Effective January 1, 2018, the assets allocated to Harbour Square were transferred into Harbour Square Master, a limited liability company organized under the limited liability company laws of the State of Delaware, through which they were managed and traded by Harbour Square pursuant to the same strategy. Effective March 31, 2019, the Partnership fully redeemed its investment in Harbour Square Master.

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

The General Partner is not aware of any material changes to any of the trading programs discussed above or in Note 1, “Organization” during the year ended December 31, 2019.

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

Management fees, ongoing selling agent fees, the General Partner fee and incentive fees are charged at the Partnership level. Professional fees were borne by the Funds and allocated to the Partnership, and are also charged directly at the Partnership level. Clearing fees were borne by the Funds and allocated to the Funds’ limited partners/members, including the Partnership. Clearing fees are also borne by the Partnership directly.

As of December 31, 2018, the Partnership owned approximately 15.3% of SECOR Master, 31.3% of Harbour Square Master and 13.2% of AE Capital Master. The performance of the Partnership was directly affected by the performance of the Funds. Expenses to limited partners as a result of investment in the Funds were approximately the same as they would have been had the Partnership traded directly and the redemption rights were not affected.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

Summarized information reflecting the total assets, liabilities and partners’/members’ capital of the Funds is shown in the following table:

	December 31, 2018
	Total Assets	Total Liabilities	Total Capital
SECOR Master	$37,347,676	$2,170,539	$35,177,137
Harbour Square Master	10,504,910	2,532,233	7,972,677
AE Capital Master	19,758,302	99,954	19,658,348

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following tables:

	For the year ended December 31, 2019
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
SECOR Master (a)	$(84,266)	$2,719,987	$2,635,721
Harbour Square Master (b)	(14,678)	160,848	146,170
AE Capital Master (c)	71,739	(890,810)	(819,071)

	For the year ended December 31, 2018
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
SECOR Master	$(184,045)	$8,191,065	$8,007,020
Harbour Square Master	244,803	416,882	661,685
AE Capital Master (d)	180,229	(1,180,663)	(1,000,434)
Cambridge Master (e)	371,194	(3,386,331)	(3,015,137)

(a) From January 1, 2019 through June 30, 2019, the date SECOR Master terminated operations.

(b) From January 1, 2019 through March 31, 2019, the date Harbour Square Master terminated operations.

(c) From January 1, 2019 through April 30, 2019, the date AE Capital Master terminated operations.

(d) From February 1, 2018, commencement of operations for AE Capital Master, through December 31, 2018.

(e) Summarized information presented is for the twelve months ended December 31, 2018. The Partnership was invested in Cambridge Master from January 1, 2018 through October 31, 2018.

Summarized information reflecting the Partnership’s investments in and the Partnership’s pro-rata share of the results of operations of the Funds is shown in the following tables:

	December 31, 2019		For the year ended December 31, 2019
	% of			Expenses		Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Income (Loss)	Investment Objective	Redemptions Permitted
SECOR Master (a)	-%	$-	$352,502	$56,216	$4,201	$292,085	Commodity Portfolio	Monthly
Harbour Square Master (b)	-%	-	56,578	3,271	11,879	41,428	Commodity Portfolio	Monthly
AE Capital Master (c)	-%	-	(84,712)	5,155	4,586	(94,453)	Commodity Portfolio	Monthly

Total		$-	$324,368	$64,642	$20,666	$239,060

	December 31, 2018		For the year ended December 31, 2018
	% of			Expenses		Net
Funds	Partners’ Capital	Fair Value	Income (Loss)	Clearing Fees	Professional Fees	Income (Loss)	Investment Objective	Redemptions Permitted
SECOR Master	18.00%	$5,373,355	$1,549,537	$121,023	$12,908	$1,415,606	Commodity Portfolio	Monthly
Harbour Square Master	8.39%	2,505,301	275,727	43,893	26,628	205,206	Commodity Portfolio	Monthly
AE Capital Master (d)	8.71%	2,600,215	(174,841)	24,500	11,796	(211,137)	Commodity Portfolio	Monthly
Cambridge Master (e)	-%	-	(41,066)	2,668	1,831	(45,565)	Commodity Portfolio	Monthly

Total		$10,478,871	$1,609,357	$192,084	$53,163	$1,364,110

(a) From January 1, 2019 through June 30, 2019, the date the Partnership fully redeemed its investment in SECOR Master.

(b) From January 1, 2019 through March 31, 2019, the date the Partnership fully redeemed its investment in Harbour Square Master.

(c) From January 1, 2019 through April 30, 2019, the date the Partnership fully redeemed its investment in AE Capital Master.

(d) From February 1, 2018, the date the Partnership invested into AE Capital Master.

(e) From January 1, 2018 through October 31, 2018, the date the Partnership fully redeemed its interest in Cambridge Master.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

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

8.      Financial Highlights:

Financial highlights for the limited partner Classes as a whole for the years ended December 31, 2019, 2018 and 2017 were as follows:

	2019		2018		2017
	Class A	Class Z	Class A	Class Z	Class A	Class Z**
Per Redeemable Unit Performance (for a unit outstanding throughout the year):*
Net realized and unrealized gains (losses)	$59.05	$50.16	$45.11	$37.36	$(25.71)	$(21.15)
Net investment loss	(51.83)	(24.31)	(55.46)	(26.64)	(66.40)	(2.92)

Increase (decrease) for the year	7.22	25.85	(10.35)	10.72	(92.11)	(24.07)
Net asset value per Redeemable Unit, beginning of year	1,151.83	964.03	1,162.18	953.31	1,254.29	977.38

Net asset value per Redeemable Unit, end of year	$1,159.05	$989.88	$1,151.83	$964.03	$1,162.18	$953.31

	2019		2018		2017
	Class A	Class Z	Class A	Class Z	Class A	Class Z***
Ratios to Average Limited Partners’ Capital:
Net investment loss****	(4.6)%	(2.5)%	(4.8)%	(2.8)%	(5.5)%	(3.6)%

Operating expenses	6.6%	4.5%	6.3%	4.2%	6.1%	4.7%
Incentive fees	(0.2)%	(0.2)%	0.2%	0.2%	0.2%	-%

Total expenses	6.4%	4.3%	6.5%	4.4%	6.3%	4.7%

Total return:
Total return before incentive fees	0.4%	2.5%	(0.7)%	1.3%	(7.1)%	(2.5)%
Incentive fees	0.2%	0.2%	(0.2)%	(0.2)%	(0.2)%	-%

Total return after incentive fees	0.6%	2.7%	(0.9)%	1.1%	(7.3)%	(2.5)%

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

Futures Contracts. The Partnership and the Funds trade futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. When the contract is closed, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through a futures broker, with the exchange on which the contracts are traded. Net realized gains (losses) and net change in unrealized gains (losses) on futures contracts are included in the Partnership’s/Funds’ Statements of Income and Expenses.

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

London Metal Exchange Forward Contracts. Metal contracts traded on the London Metal Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin, zinc or other metals. LME contracts traded by the Partnership and the Funds are cash settled based on prompt dates published by the LME. Variation margin may be made or received by the Partnership and the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Partnership and the Funds. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Partnership and the Funds record a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through a broker with the LME. Net realized gains (losses) and net change in unrealized gains (losses) on metal contracts are included in the Partnership’s/Funds’ Statements of Income and Expenses.

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

Emerging CTA Portfolio L.P.

Notes to Financial Statements

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

In the ordinary course of business, the Partnership/Funds enter into contracts and agreements that contain various representations and warranties and which provide general indemnifications. The Partnership’s/Funds’ maximum exposure under these arrangements cannot be determined, as this could include future claims that have not yet been made against the Partnership/Funds. The General Partner/Trading Manager considers the risk of any future obligation relating to these indemnifications to be remote.

10.    Subsequent Events:

The General Partner evaluates events that occur after the balance sheet date but before and up until financial statements are issued. The General Partner has assessed the subsequent events through the date the financial statements were issued and has determined that there were no subsequent events requiring adjustment to or disclosure in the financial statements.

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2019 and 2018 is summarized below:

	For the period from October 1, 2019 to December 31, 2019	For the period from July 1, 2019 to September 30, 2019	For the period from April 1, 2019 to June 30, 2019	For the period from January 1, 2019 to March 31, 2019
Total investment income	$82,864	$110,267	$121,233	$146,257
Total expenses	(368,945)	(388,682)	(381,398)	(473,986)
Total trading results	213,548	439,530	923,366	(348,630)

Net income (loss)	$(72,533)	$161,115	$663,201	$(676,359)

Increase (decrease) in Net Asset Value per
Redeemable Unit of Class A	$(2.40)	$7.47	$30.07	$(27.92)

Increase (decrease) in Net Asset Value per
Redeemable Unit of Class Z	$2.96	$11.28	$30.22	$(18.61)

	For the period from October 1, 2018 to December 31, 2018	For the period from July 1, 2018 to September 30, 2018	For the period from April 1, 2018 to June 30, 2018	For the period from January 1, 2018 to March 31, 2018
Total investment income	$162,937	$156,296	$148,347	$137,370
Total expenses	(624,104)	(579,197)	(591,395)	(605,318)
Total trading results	789,282	(411,457)	(152,345)	1,334,136

Net income (loss)	$328,115	$(834,358)	$(595,393)	$866,188

Increase (decrease) in Net Asset Value per
Redeemable Unit of Class A	$9.12	$(26.92)	$(17.34)	$24.79

Increase (decrease) in Net Asset Value per
Redeemable Unit of Class Z	$12.44	$(17.53)	$(9.43)	$25.24

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2019 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2019 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B. Other Information.

Certain impacts to public health conditions particular to the coronavirus (COVID-19) outbreak that occurred subsequent to year end could impact the operations and financial performance of the Partnership investments. The extent of the impact to the financial performance of the Partnership investments will depend on future developments, including (i) the duration and spread of the outbreak, (ii) the restrictions and advisories, (iii) the effects on the financial markets, and (iv) the effects on the economy overall, all of which are highly uncertain and cannot be predicted. If the financial performance of the Partnership investments is impacted because of these factors for an extended period, the Partnership performance may be adversely affected.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Partnership has no directors or executive officers and its affairs are managed by its General Partner. Investment decisions are made by the Advisors.

The directors and executive officers of the General Partner are Patrick T. Egan (President and Chairman of the Board of Directors of the General Partner), Steven Ross (Chief Financial Officer and Director), Matthew R. Graver (Director) and Etsuko Jennings (Director). Each director holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) MSD Holdings, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.

Directors of the General Partner are responsible for overall corporate governance of the General Partner and meet periodically to consider strategic decisions regarding the General Partner’s activities. Under CFTC rules, each Director of the General Partner is deemed to be a principal of the General Partner and, as a result, is listed as such with NFA. Patrick T. Egan and Steven Ross serve on the General Partner’s Investment Committee and are the trading principals responsible for allocation decisions (or supervising those responsible).

Patrick T. Egan, age 51, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of NFA. Since October 2014, Mr. Egan has served as President and Chairman of the Board of Directors of the General Partner. Since August 2013, Mr. Egan has been registered as a swap associated person of the General Partner. From September 2013 to May 2014, Mr. Egan served as a Vice President of Morgan Stanley Strategies LLC, formerly known as Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley AI GP LLC, formerly known as Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. From September 2013 to May 2014, Mr. Egan was registered as an associated person and listed as a principal of each such entity. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Mr. Egan was responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities. From June 2009 to December 2014, Mr. Egan was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities included serving as Executive Director and as Co-Chief Investment Officer for Morgan Stanley Managed Futures from June 2009 through June 2011 and as Chief Risk Officer for Morgan Stanley Managed Futures from June 2011 through October 2014. Since October 2014, Mr. Egan has been responsible for the day-to-day operations and management of Morgan Stanley Managed Futures. Since January 2015, Mr. Egan has been employed by the General Partner. From November 2010 to October 2014, Mr. Egan was registered as an associated person of Morgan Stanley Smith Barney LLC. From April 2007 through June 2009, Mr. Egan was employed by MS & Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through June 2009, Mr. Egan was registered as an associated person of MS & Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

Steven Ross, age 48, has been Chief Financial Officer and a principal of the General Partner since July 2014 and a Director of the General Partner since February 2016. Mr. Ross has been employed by Morgan Stanley Investment Management, a financial services firm, since September 2005, where his responsibilities include serving as an Assistant Treasurer of Morgan Stanley with respect to certain investment vehicles publicly offered by Morgan Stanley. Mr. Ross is also an Executive Director of the Morgan Stanley Fund Administration Group where he is responsible for finance and accounting matters for certain private funds offered by Morgan Stanley. Before joining Morgan Stanley Investment Management, Mr. Ross was employed by JPMorgan Investor Services Co., a financial services firm, from December 1997 through September 2005, where his responsibilities included serving as a Vice President responsible for the accounting of certain funds sponsored by JPMorgan Chase & Co. and other large fund families serviced by JPMorgan Investor Services Co. From April 1997 to December 1997, Mr. Ross was employed by Investors Bank & Trust, a financial services firm, where his responsibilities included performing mutual fund accounting for financial services firms. Mr. Ross began his career at Putnam Investments LLC, a financial services firm, where he was responsible for providing broker services for certain funds sponsored by Putnam Investments LLC from August 1996 to April 1997. Mr. Ross received a B.S. in Accounting from Rhode Island College in May 1995.

Matthew R. Graver, age 52, has been a Director of the General Partner and listed as a principal since November 2016. Since January 2008, Mr. Graver has served as Managing Director of Morgan Stanley Investment Management, a financial services firm, and Chief Operating Officer for Morgan Stanley AIP Fund of Hedge Funds, a business unit offering managed portfolios of hedge funds. Since November 2015, Mr. Graver has been listed as a principal and director of Morgan Stanley AIP Cayman GP Ltd., a commodity pool operator. From January 2005 to January 2008, Mr. Graver served as Executive Director of Morgan Stanley Investment Management and from August 2003 to January 2005, Mr. Graver served as Vice President of Morgan Stanley Investment Management. From August 2003 to January 2008, Mr. Graver’s primary responsibilities included serving as Head of Operational Due Diligence for Morgan Stanley AIP Fund of Hedge Funds in which role he oversaw due diligence into operational factors of alternative investment entities. From July 1997 to July 2003, Mr. Graver was employed by PricewaterhouseCoopers LLP, an international auditing and professional services firm, where he served as a senior audit manager and was responsible for managing independent audits of financial services firms. From June 1993 to June 1997, Mr. Graver was employed by PNC Bank, a bank offering consumer and corporate services, where he served as a mutual fund accounting manager and was responsible for managing an accounting team that performed daily accounting functions and valuation calculations for a group of mutual funds. From July 1989 through June 1993, Mr. Graver was employed by Coopers & Lybrand LLP, a predecessor accounting firm to PricewaterhouseCoopers LLP, where he was a senior audit associate and was responsible for performing audits of financial services firms. Mr. Graver earned his Bachelor of Science degree in Accounting in May 1989 from Pennsylvania State University and Masters of Business Administration from Villanova University in May 2002.

Etsuko Jennings, age 61, has been a Director of the General Partner since September 2018. She has been a Managing Director of Morgan Stanley Investment Management since January 2007 and is currently head of the Operational Risk group for Morgan Stanley Investment Management’s Global Risk and Analysis division, responsible for ongoing analysis as well as reporting and mitigation of operational risk. She joined Morgan Stanley in 1985 and has approximately 22 years of investment experience. Previously, she managed a variety of strategic initiatives in the Global Operations group. Before that, Ms. Jennings was a member of the firm’s IT department in New York, Tokyo and London where she developed and managed trading and accounting systems. She received a B.A. from Keio University’s School of Letters/International Program in Japan and an M.A. in international relations from the University of North Carolina at Chapel Hill.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners. As of February 29, 2020, the Partnership knows of one person who beneficially owns more than 5% of the Redeemable Units outstanding.

Title of Class	Name and Address of Beneficial Ownership	Amount and Nature of Beneficial Ownership	Percent of Class

Class A Redeemable Units	Claude Gary Hullquist 272 Fairview Rd Calhoun, GA 30701	1,077.4410	5.9%

(b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner. The following table indicates securities owned by the General Partner as of December 31, 2019:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class

Class Z Redeemable Units	General Partner	269.6640	92.7%

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

Item 14. Principal Accountant Fees and Services.

(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Ernst & Young LLP (“EY”) for the years ended December 31, 2019 and 2018 for the audit of the Partnership’s annual financial statements, reviews of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2019	$82,372
2018	$112,128

(2) Audit-Related Fees. None.

(3) Tax Fees. The Partnership did not pay EY any amounts in 2019 and 2018 for professional services in connection with tax compliance, tax advice, and tax planning.

(4) All Other Fees. None.

(5) Not Applicable.

(6) Not Applicable.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

1	Financial Statements:

Statements of Financial Condition at December 31, 2019 and 2018.

Condensed Schedules of Investments at December 31, 2019 and 2018.

Statements of Income and Expenses for the years ended December 31, 2019, 2018 and 2017.

Statements of Changes in Partners’ Capital for the years ended December 31, 2019, 2018 and 2017.

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

4.1	Description of Securities (filed herewith).

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

10.11(a)

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

(b)

Amendment to the Management Agreement among the Partnership, the General Partner and AE Capital PTY Limited (filed as Exhibit 10.21 (b) to the Annual Report on Form 10-K filed on March 28, 2018 and incorporated herein by reference).

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

10.18(a)

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

10.19(a)

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

10.20

Schedule to International Swap Dealers Association, Inc. Master Agreement between Cambridge Master and JPMorgan (filed as Exhibit 11.3 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

10.21

2016 Credit Support Annex for Variation Margin to the Schedule to the International Swap Dealers Association, Inc. Master Agreement between Cambridge Master and JPMorgan (filed as Exhibit 11.4 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

10.22	Institutional Account Agreement between Cambridge Master and JPMorgan (filed as Exhibit 11.5 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

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

10.27	Institutional Account Agreement between SECOR Master and JPMorgan (filed as Exhibit 11.10 to the Quarterly Report on Form 10-Q filed on August 10, 2017 and incorporated herein by reference).

99.1 — Financial Statements of SECOR Master Fund L.P.

99.2 — Financial Statements of CMF Harbour Square Master Fund LLC.

99.3 — Financial Statements of CMF AE Capital Master Fund LLC.

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
Date: March 26, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Patrick T. Egan	/s/ Matthew R. Graver
Patrick T. Egan	Matthew R. Graver
President and Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 26, 2020	Date: March 26, 2020

/s/ Steven Ross	/s/ Etsuko Jennings
Steven Ross	Etsuko Jennings
Chief Financial Officer and Director	Director
(Principal Accounting Officer)	Ceres Managed Futures LLC
Ceres Managed Futures LLC	Date: March 26, 2020
Date: March 26, 2020

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

Annual Report to limited partners.

No proxy material has been sent to limited partners.