Form 10-Q
period 2020-03-31
EMERGING CTA PORTFOLIO LP
filed 2020-05-11
CIK 1269190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Securities registered pursuant to Section 12(b) of the Act: None.

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

Yes  No  X

As of April 30, 2020, 16,600.1320 Limited Partnership Class A Redeemable Units were outstanding and 21.2650 Limited Partnership Class Z Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Emerging CTA Portfolio L.P.

Statements of Financial Condition

	March 31,	December 31,
	2020	2019
	(Unaudited)
Assets:
Equity in trading account:
Unrestricted cash	$20,220,157	$18,613,692
Restricted cash	1,058,592	4,003,185
Net unrealized appreciation on open futures contracts	55,371	291,121

Total equity in trading account	21,334,120	22,907,998

Interest receivable	7,337	25,265

Total assets	$21,341,457	$22,933,263

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$35,092	$37,737
Management fees	19,694	21,068
General Partner fees	17,602	18,927
Professional fees	218,685	220,648
Redemptions payable to Limited Partners	559,519	730,708

Total liabilities	850,592	1,029,088

Partners’ Capital:
General Partner, Class Z, 269.6640 Redeemable Units outstanding at March 31, 2020 and December 31, 2019	261,930	266,934
Limited Partners, Class A, 17,858.3930 and 18,649.8510 Redeemable Units outstanding at March 31, 2020 and December 31, 2019, respectively	20,208,280	21,616,191
Limited Partners, Class Z, 21.2650 Redeemable Units outstanding at March 31, 2020 and December 31, 2019	20,655	21,050

Total partners’ capital (net asset value)	20,490,865	21,904,175

Total liabilities and partners’ capital	$21,341,457	$22,933,263

Net asset value per Redeemable Unit:
Class A	$1,131.58	$1,159.05

Class Z	$971.32	$989.88

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.

Condensed Schedule of Investments

March 31, 2020

(Unaudited)

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	98	$100,163	0.49%
Energy	14	(23,802)	(0.12)
Grains	14	10,218	0.05
Indices	14	34,620	0.17
Interest Rates Non-U.S.	23	743	0.00 *
Metals	17	16,974	0.08
Softs	21	(17,167)	(0.08)

Total futures contracts purchased		121,749	0.59

Futures Contracts Sold
Currencies	8	(4,196)	(0.02)
Grains	8	(1,231)	(0.01)
Indices	23	(37,764)	(0.18)
Interest Rates U.S.	35	(19,070)	(0.09)
Interest Rates Non-U.S.	18	(4,117)	(0.02)

Total futures contracts sold		(66,378)	(0.32)

Net unrealized appreciation on open futures contracts		$55,371	0.27%

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

Emerging CTA Portfolio L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Investment Income:
Interest income	$51,921	$96,846
Interest income allocated from the Funds	-	49,411

Total investment income	51,921	146,257

Expenses:
Expenses allocated from the Funds	-	48,816
Clearing fees related to direct investments	62,567	37,691
Ongoing selling agent fees	106,788	144,090
Management fees	59,717	84,155
General Partner fees	53,578	72,745
Incentive fees	-	(7,570)
Professional fees	39,659	94,059

Total expenses	322,309	473,986

Net investment loss	(270,388)	(327,729)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Funds:
Net realized gains (losses) on closed contracts	(8,351)	(612,685)
Net realized gains (losses) on closed contracts allocated from the Funds	-	303,402
Net change in unrealized gains (losses) on open contracts	(236,337)	(95,154)
Net change in unrealized gains (losses) on open contracts allocated from the Funds	-	55,807

Total trading results	(244,688)	(348,630)

Net income (loss)	$(515,076)	$(676,359)

Net income (loss) per Redeemable Unit*:
Class A	$(27.47)	$(27.92)

Class Z	$(18.56)	$(18.61)

Weighted average Redeemable Units outstanding:
Class A	18,483.9480	24,865.4530

Class Z	290.9290	417.9500

* Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.

Statements of Changes in Partners’ Capital

For the Three Months Ended March 31, 2020 and 2019 (Unaudited)

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2018	$29,455,757	25,573.0000	$402,916	417.9500	$29,858,673	25,990.9500
Redemptions - Limited Partners	(2,937,432)	(2,573.0840)	-	-	(2,937,432)	(2,573.0840)
Net income (loss)	(668,582)	-	(7,777)	-	(676,359)	-

Partners’ Capital, March 31, 2019	$25,849,743	22,999.9160	$395,139	417.9500	$26,244,882	23,417.8660

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2019	$21,616,191	18,649.8510	$287,984	290.9290	$21,904,175	18,940.7800
Redemptions - Limited Partners	(898,234)	(791.4580)	-	-	(898,234)	(791.4580)
Net income (loss)	(509,677)	-	(5,399)	-	(515,076)	-

Partners’ Capital, March 31, 2020	$20,208,280	17,858.3930	$282,585	290.9290	$20,490,865	18,149.3220

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

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership and prior to their respective terminations, acted as the general partner of SECOR Master (as defined below) and the trading manager (the “Trading Manager”) of AE Capital Master (as defined below) and Harbour Square Master (as defined below), respectively. The General Partner is a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses.

During the reporting periods ended March 31, 2020 and 2019, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank, N.A. (“JPMorgan”) was also a foreign exchange forward contract counterparty for SECOR Master.

As of September 1, 2011, the Partnership began offering three classes of limited partnership interests: Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units; each of which will be referred to as a “Class” and collectively referred to as the “Classes.” All Redeemable Units issued prior to September 1, 2011 were deemed “Class A Redeemable Units.” The rights, liabilities, risks, and fees associated with investment in the Class A Redeemable Units were not changed. Class A Redeemable Units and Class D Redeemable Units are available to taxable U.S. individuals and institutions, U.S. tax exempt individuals and institutions and non-U.S. investors. Class Z Redeemable Units are offered to certain employees of Morgan Stanley and its subsidiaries (and their family members). The Class of Redeemable Units that a limited partner of the Partnership receives upon subscription will generally depend upon the amount invested in the Partnership or the status of the limited partner, although the General Partner may determine to offer a particular Class of Redeemable Units to investors at its discretion. Class Z Redeemable Units were first issued on July 1, 2017. As of March 31, 2020, there were no Redeemable Units outstanding in Class D.

As of March 31, 2020, all trading decisions are made for the Partnership by Katonah Capital Partners Management, LLC (“Katonah”) (the “Advisor”). Effective the close of business on March 31, 2020, Independent View BV (“Independent View”) ceased to act as a commodity trading advisor to the Partnership. Effective June 30, 2019, SECOR Capital Advisors, LP (“SECOR”) ceased to act as a commodity trading advisor to the Partnership. Effective April 3, 2019, AE Capital PTY Limited (“AE Capital”) ceased to act as a commodity trading advisor to the Partnership. Effective March 31, 2019, Harbour Square Capital Management LLC (“Harbour Square”) ceased to act as a commodity trading advisor to the Partnership. References herein to the “Advisors” may also include, as relevant, references to SECOR, AE Capital, Harbour Square and Independent View. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors either directly, through individually managed accounts, or indirectly, through its investment in the Funds. In addition, the General Partner may allocate the Partnership’s assets to additional non-major trading advisors (i.e. commodity trading advisors allocated less than 10% of the Partnership’s assets). Information about advisors allocated less than 10% of the Partnership’s assets may not be disclosed. The General Partner may also allocate less than 10% of the Partnership’s assets to a new trading advisor or another trading program of a current Advisor. The Advisors are not affiliated with one another, are not affiliated with the General Partner, MS&Co. or JPMorgan, and are not responsible for the organization or operation of the Partnership.

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

Prior to Independent View’s termination effective March 31, 2020, the assets allocated to it had been traded directly pursuant to its IV Quantitative Futures Fund Program through a managed account in the Partnership’s name.

The Partnership has, and (prior to their respective terminations), SECOR Master Fund L.P. (“SECOR Master”) and CMF AE Capital Master Fund LLC (“AE Capital Master”) had, entered into futures brokerage account agreements and foreign exchange brokerage account agreements with MS&Co. Prior to its termination, CMF Harbour Square Master Fund LLC (“Harbour Square Master”) had entered into a futures brokerage account agreement with MS&Co. References herein to “Funds” may also include as relevant, reference to, AE Capital Master, Harbour Square Master and SECOR Master. The Partnership, directly and through its investment in the Funds, pays MS&Co. (or will reimburse MS&Co. if previously paid) its allocable share of all trading fees for the clearing and, where applicable, execution of transactions as well as exchange, user, give-up, floor brokerage and National Futures Association fees (collectively, “clearing fees”).

Effective July 12, 2017 and until its termination, SECOR Master entered into certain agreements with JPMorgan in connection with trading in forward foreign currency contracts on behalf of SECOR Master and indirectly, the Partnership. These agreements included a foreign exchange and bullion authorization agreement (“FX Agreement”), an International Swap Dealers Association, Inc. master agreement (“Master Agreement”), a schedule to the Master Agreement, a 2016 credit support annex for variation margin to the schedule and an institutional account agreement. In addition, SECOR was party to the FX Agreement for SECOR Master. Under the FX Agreement, JPMorgan charged a fee on the aggregate foreign currency transactions entered into on behalf of SECOR Master during a month.

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

The financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2020 and the results of its operations and changes in partners’ capital for the three months ended March 31, 2020 and 2019. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2019. The December 31, 2019 information has been derived from the audited financial statements as of and for the year ended December 31, 2019.

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

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

Profit Allocation. The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no limited partner is liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions or redemptions and losses, if any.

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended March 31, 2020 and 2019, the Partnership carried no debt and all of the Partnership’s and the Funds’ investments were carried at fair value and classified as Level 1 or Level 2 measurements.

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

Partnership’s Cash. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At March 31, 2020 and December 31, 2019, the amount of cash held for margin requirements was $1,058,592 and $4,003,185, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $(69,793) (proceeds of $68,454) and $233,300 (cost of $234,052) as of March 31, 2020 and December 31, 2019, respectively.

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

Investment Company Status. The Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Accounting Standards Update 2013-08 “Financial Services—Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses.

Net Income (Loss) Per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with ASC 946, “Financial Services – Investment Companies.” See Note 3, “Financial Highlights.”

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the limited partner Classes as a whole for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020		2019
	Class A	Class Z	Class A		Class Z
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$(12.96)	$(11.08)	$(14.84)		$(12.67)
Net investment loss	(14.51)	(7.48)	(13.08)		(5.94)

Increase (decrease) for the period	(27.47)	(18.56)	(27.92)		(18.61)
Net asset value per Redeemable Unit, beginning of period	1,159.05	989.88	1,151.83		964.03

Net asset value per Redeemable Unit, end of period	$1,131.58	$971.32	$1,123.91		$945.42

	Three Months Ended March 31,
	2020		2019
	Class A	Class Z	Class A		Class Z
Ratios to Average Limited Partners’ Capital:**
Net investment loss***	(5.1)%	(3.1)%	(4.8)%		(2.7)%

Operating expenses	6.1%	4.0%	6.9%		4.7%
Incentive fees	-%	-%	(0.0	)%****	(0.0	)%****

Total expenses	6.1%	4.0%	6.9%		4.7%

Total return:
Total return before incentive fees	(2.4)%	(1.9)%	(2.5)%		(1.9)%
Incentive fees	-%	-%	0.1%		0.0	%****

Total return after incentive fees	(2.4)%	(1.9)%	(2.4)%		(1.9)%

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

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership’s trading activities are shown in the Statements of Income and Expenses. Prior to June 30, 2019, the Partnership also invested its assets through a “master/feeder” structure. The Partnership’s pro-rata share of the results of the Funds’ trading activities are shown in the Statements of Income and Expenses.

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

All of the commodity interests owned by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds are held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended March 31, 2020 and 2019 was 1,804 and 2,002, respectively.

Trading and transaction fees are based on the number of trades executed by the Advisors and the Partnership’s percentage ownership of each respective Fund.

All clearing fees paid to MS&Co. are borne directly by the Partnership for its direct trading. In addition, clearing fees were borne by the Funds and allocated to the Funds’ limited partners/members, including the Partnership.

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting agreements or similar arrangements as of March 31, 2020 and December 31, 2019, respectively.

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
	Gross	Statements of	Statements of		Cash Collateral
	Amounts	Financial	Financial	Financial	Received/
March 31, 2020	Recognized	Condition	Condition	Instruments	Pledged*	Net Amount
Assets
Futures	$212,315	$(156,944)	$55,371	$-	$-	$55,371

Total assets	$212,315	$(156,944)	$55,371	$-	$-	$55,371

Liabilities
Futures	$(156,944)	$156,944	$-	$-	$-	$-

Total liabilities	$(156,944)	$156,944	$-	$-	$-	$-

Net fair value						$55,371	*

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in the	Statements of Financial Condition
	Gross	Statements of	Statements of		Cash Collateral
	Amounts	Financial	Financial	Financial	Received/
December 31, 2019	Recognized	Condition	Condition	Instruments	Pledged*	Net Amount
Assets
Futures	$1,147,042	$(855,921)	$291,121	$-	$-	$291,121

Total assets	$1,147,042	$(855,921)	$291,121	$-	$-	$291,121

Liabilities
Futures	$(855,921)	$855,921	$-	$-	$-	$-

Total liabilities	$(855,921)	$855,921	$-	$-	$-	$-

Net fair value						$291,121	*

*  In the event of default by the Partnership, MS&Co., the Partnership’s commodity futures broker and the sole counterparty to the Partnership’s non-exchange-traded contracts, as applicable, has the right to offset the Partnership’s obligation with the Partnership’s cash and/or U.S. Treasury bills held by MS&Co., thereby minimizing MS&Co.’s risk of loss. In certain instances, MS&Co. may not post collateral and as such, in the event of default by MS&Co., the Partnership is exposed to the amount shown in the Statements of Financial Condition. In the case of exchange-traded contracts, the Partnership’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee funds may be available in the event of a default. In some instances, the actual collateral received and/or pledged may be more than the amount shown due to overcollateralization.

The following tables indicate the gross fair values of derivative instruments of futures contracts held directly by the Partnership as separate assets and liabilities as of March 31, 2020 and December 31, 2019, respectively.

March 31, 2020
Assets
Futures Contracts
Currencies	$105,950
Grains	10,591
Indices	38,638
Interest Rates U.S.	1,274
Interest Rates Non-U.S.	2,900
Metals	52,962

Total unrealized appreciation on open futures contracts	212,315

Liabilities
Futures Contracts
Currencies	(9,983)
Energy	(23,802)
Grains	(1,604)
Indices	(41,782)
Interest Rates U.S.	(20,344)
Interest Rates Non-U.S.	(6,274)
Metals	(35,988)
Softs	(17,167)

Total unrealized depreciation on open futures contracts	(156,944)

Net unrealized appreciation on open futures contracts	$55,371 *

*        This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

December 31, 2019
Assets
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

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three months ended March 31, 2020 and 2019, respectively.

	Three Months Ended
	March 31,
Sector	2020		2019
Currencies	$(907,320)		$(309,098)
Energy	100,276		(179,250)
Grains	(186,736)		(140,381)
Indices	(360,225)		(299,984)
Interest Rates U.S.	1,237,024		283,134
Interest Rates Non-U.S.	555,627		85,882
Livestock	(138,937)		(52,010)
Metals	(427,829)		(27,593)
Softs	(116,568)		(68,539)

Total	$(244,688	) **	$(707,839	) **

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

The Partnership and the Funds consider prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of March 31, 2020 and December 31, 2019 and for the periods ended March 31, 2020 and 2019, the Partnership did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

March 31, 2020	Total	Level 1	Level 2	Level 3
Assets
Futures	$212,315	$212,315	$-	$-

Total assets	$212,315	$212,315	$-	$-

Liabilities
Futures	$156,944	$156,944	$-	$-

Total liabilities	$156,944	$156,944	$-	$-

December 31, 2019	Total	Level 1	Level 2	Level 3
Assets
Futures	$1,147,042	$1,147,042	$-	$-

Total assets	$1,147,042	$1,147,042	$-	$-

Liabilities
Futures	$855,921	$855,921	$-	$-

Total liabilities	$855,921	$855,921	$-	$-

6.	Investment in the Funds:

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

The General Partner is not aware of any other material changes to any of the trading programs discussed above or in Note 1, “Organization” during the fiscal quarter ended March 31, 2020.

The Partnership’s and the Funds’ trading of futures, forward, swap and option contracts, as applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. The Partnership and the Funds engage in such trading through commodity brokerage accounts maintained with MS&Co.

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

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following table:

	For the three months ended March 31, 2019
	Net Investment	Total Trading	Net Income
	Income (Loss)	Results	(Loss)
SECOR Master	$(47,181)	$3,326,837	$3,279,656
Harbour Square Master	(14,678)	160,848	146,170
AE Capital Master	86,493	(895,582)	(809,089)

Summarized information reflecting the Partnership’s investments in and the Partnership’s pro-rata share of the results of operations of the Funds is shown in the following tables:

	December 31, 2019		For the three months ended March 31, 2019
	% of			Expenses		Net
	Partners’		Income	Clearing	Professional	Income	Investment	Redemptions
Funds	Capital	Fair Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
SECOR Master	-%	$-	$441,552	$27,851	$2,002	$411,699	Commodity Portfolio	Monthly
Harbour Square Master	-%	-	56,578	3,271	11,879	41,428	Commodity Portfolio	Monthly
AE Capital Master	-%	-	(89,510)	1,895	1,918	(93,323)	Commodity Portfolio	Monthly

Total		$-	$408,620	$33,017	$15,799	$359,804

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

7.	Financial Instrument Risks:

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Funds have credit risk and concentration risk, as MS&Co. or an MS&Co. affiliate are counterparties or brokers with respect to the Partnership’s/Funds’ assets. For certain OTC contracts traded by SECOR Master prior to its full redemption, JPMorgan was the counterparty with respect to those assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co. or an MS&Co. affiliate, the Partnership’s/Funds’ counterparty is an exchange or clearing organization.

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

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) equity in trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options purchased at fair value and investment in U.S. Treasury bills at fair value, if applicable and (ii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments and investment in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2020.

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

For the three months ended March 31, 2020, Partnership capital decreased 6.5% from $21,904,175 to $20,490,865. This decrease was attributable to redemptions of 791.4580 Class A limited partner Redeemable Units totaling $898,234 and a net loss of $515,076. Future redemptions can impact the amount of funds available for investment in subsequent periods.

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

Results of Operations

During the Partnership’s first quarter of 2020, the net asset value per Class A Redeemable Unit decreased 2.4% from $1,159.05 to $1,131.58, as compared to a decrease of 2.4% in the first quarter of 2019. During the Partnership’s first quarter of 2020 the net asset value per Class Z Redeemable Unit decreased 1.9% from $989.88 to $971.32, as compared to a decrease of 1.9% in the first quarter of 2019. The Partnership experienced a net trading loss before fees and expenses in the first quarter of 2020 of $244,688. Losses were primarily attributable to the Partnership’s trading of commodity futures in currencies, grains, indices, livestock, metals and softs, and were partially offset by gains in energy and U.S. and non-U.S. interest rates. The Partnership experienced a net trading loss before fees and expenses in the first quarter of 2019 of $348,630. Losses were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, energy, grains, livestock, metals, softs and indices and were partially offset by gains in U.S. and non-U.S. interest rates.

During the first quarter, the most notable losses were recorded in the currency sector from long positions in the Australian and New Zealand dollar versus the U.S. dollar as investors shifted from commodity-linked currencies to safe-haven currencies throughout the quarter. Smaller currency losses were incurred from long positions in the Japanese yen during March. Losses were also experienced within the agricultural sector during January through March from long positions in soybean futures as prices fell. Further losses in this sector were experienced during the quarter from long positions in livestock futures as prices fell on the expectation of limited demand. In the metals complex, losses were incurred during February and March from long futures positions in silver as prices decreased amid investor needs for liquidity and diminished industrial demand. Within the global stock index sector, losses were recorded during late January from long positions in European and U.S. equity index futures as stocks traded lower following risk-off trading as the coronavirus outbreak intensified outside the United States. The Partnership’s overall trading losses for the quarter were partially offset by trading gains recorded during the first three months of the year within the global interest rate sector from long positions in U.S. and non-U.S. fixed income futures as prices advanced amid speculation that a worsening coronavirus outbreak would perpetuate looser central bank policies. Within the energy complex, gains were experienced throughout the quarter from short crude oil futures as prices trended lower as investors speculated supply would outstrip demand.

Commodity markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership/Funds depends on the existence of major price trends and the ability of the Advisors to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, public health epidemics, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events, and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Partnership expects to increase capital through operations.

Interest income on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account at MS&Co. during each month is earned at the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership/Funds will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s and/or each Fund’s account in excess of the amounts described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Funds, as applicable. Any interest income earned on collateral or excess cash deposited by SECOR Master and held by JPMorgan in its capacity as SECOR Master’s forward foreign currency counterparty was retained by SECOR Master, and the Partnership received its allocable portion of such interest from SECOR Master. Interest income for the three months ended March 31, 2020 decreased by $94,336 as compared to the corresponding period in 2019. The decrease in interest income was primarily due to lower 4-week U.S. Treasury bill discount rates along with lower average daily equity during the three months ended March 31, 2020 as compared to the corresponding period in 2019. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depended upon (1) the average daily equity maintained in cash in the Partnership’s and/or the applicable Fund’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds, MS&Co. or JPMorgan had control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three months ended March 31, 2020 increased by $24,876 as compared to the corresponding period in 2019. The change in these clearing fees was primarily due to an increase in the number of direct trades made by the Partnership during the three months ended March 31, 2020 as compared to the corresponding period in 2019.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value of Class A Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. Ongoing selling agent fees for the three months ended March 31, 2020 decreased by $37,302 as compared to the corresponding period in 2019. The decrease in ongoing selling agent fees was due to lower average net assets attributable to Class A Redeemable Units during the three months ended March 31, 2020 as compared to the corresponding period in 2019.

Management fees are calculated as a percentage of the Partnership’s adjusted net assets per Class as of the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. Management fees for the three months ended March 31, 2020 decreased by $24,438 as compared to the corresponding period in 2019. The decrease in management fees was due to lower average net assets per Class during the three months ended March 31, 2020 as compared to the corresponding period in 2019.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisors, (ii) allocating and reallocating the Partnership’s assets among the commodity trading advisors and (iii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net assets per Class as of the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. General Partner fees for the three months ended March 31, 2020 decreased by $19,167 as compared to the corresponding period in 2019. The decrease in General Partner fees was due to lower average net assets per Class during the three months ended March 31, 2020 as compared to the corresponding period in 2019.

Incentive fees paid by the Partnership to the Advisors are based on the new trading profits generated by each Advisor at the end of the quarter, half-year or year, as applicable, as defined in the respective management agreements among the Partnership, the General Partner and each Advisor. Trading performance for the three months ended March 31, 2020 did not result in any incentive fees. Trading performance for the three months ended March 31, 2019 resulted in a reversal of incentive fees of $7,570. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

The General Partner is also paid an incentive fee payable annually equal to 5% of the Partnership’s overall New Trading Profits, as defined in the Partnership’s limited partnership agreement, as may be amended from time to time, earned in each calendar year. Trading performance for the three months ended March 31, 2020 and 2019 did not result in any General Partner incentive fees.

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

As of March 31, 2020 and December 31, 2019, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

		March 31, 2020		December 31, 2019
		(percentage of		(percentage of
Advisor	March 31, 2020	Partners’ Capital)	December 31, 2019	Partners’ Capital)
Katonah	$11,045,108	54%	$11,664,022	53%
Independent View	$-	-%	$10,240,153	47%
Unallocated	$9,445,757	46%	$-	-%

For additional disclosures about operational and financial risk related to the COVID-19 outbreak, refer to Part II, Item 5. “Other Information.” in this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Partnership is a commodity pool engaged primarily in the speculative trading of futures interests. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership’s assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is inherent to the primary business activity of the Partnership.

Market movements result in frequent changes in the fair value of the Partnership’s open positions and, consequently, in its earnings and cash balances. The Partnership’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Partnership’s open contracts and the liquidity of the markets in which it trades.

The Partnership rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership’s past performance is not necessarily indicative of its future results.

Quantifying the Partnership’s Trading Value at Risk

The following quantitative disclosures regarding the Partnership’s market risk exposure contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership accounts for open positions on the basis of fair value accounting principles. Any loss in the market value of the Partnership’s open positions is directly reflected in the Partnership’s earnings and cash flow.

The Partnership’s risk exposure in the market sectors traded by the Advisors is estimated below in terms of Value at Risk. Please note that the Value at Risk model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either the General Partner or the Advisors in their daily risk management activities.

“Value at Risk” is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership’s speculative trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership’s experience to date (i.e., “risk of ruin”). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership’s losses in any market sector will be limited to Values at Risk or by the Partnership’s attempt to manage its market risk.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly as of March 31, 2020 and December 31, 2019. There has been no material change in the trading Value at Risk, non-trading risk and risk management information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019.

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments as of March 31, 2020 and December 31, 2019 and the highest, lowest and average values during the three months ended March 31, 2020 and the twelve months ended December 31, 2019. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of March 31, 2020, the Partnership’s total capitalization was $20,490,865.

	March 31, 2020
			Three Months Ended March 31, 2020
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$212,036	1.03%	$927,162	$141,997	$568,009
Energy	44,550	0.22	366,698	44,550	222,556
Grains	25,163	0.12	138,140	22,495	101,363
Indices	509,579	2.49	3,188,580	305,882	1,686,743
Interest Rates U.S.	39,173	0.19	331,230	35,816	154,151
Interest Rates Non-U.S.	42,699	0.21	966,152	27,939	556,123
Metals	158,950	0.78	333,229	142,408	229,607
Softs	26,442	0.13	243,425	26,442	141,528

Total	$1,058,592	5.17%

* Average of daily Values at Risk.

As of December 31, 2019, the Partnership’s total capitalization was $21,904,175.

	December 31, 2019
			Twelve Months Ended December 31, 2019
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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2020 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2019, 2018, 2017, 2016, 2015, 2014 and 2013. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2019 Audited Financial Statement.

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

Civil Litigation

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap (“CDS”) referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that the MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co, knew that the assets backing the CDO were of poor quality when it entered into the CDS with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied MS&Co.’s motion to dismiss the complaint. On December 21, 2018, the court denied MS&Co.’s motion for summary judgment and granted in part MS&Co.’s motion for sanctions relating to spoliation of evidence. On January 24, 2019, CDIB filed a notice of appeal from the court’s December 21, 2018 order, and on January 25, 2019, MS&Co. filed a notice of appeal from the same order. On March 7, 2019, the court denied the relief that CDIB sought in a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. On January 24, 2019, CDIB filed a notice of appeal from the court’s December 21, 2018 order, and on January 25, 2019, MS&Co. filed a notice of appeal from the same order. On March 7, 2019, the court denied the relief that CDIB sought in a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. On December 5, 2019, the Appellate Division, First Department (“First Department”) heard the parties’ cross-appeals. Based on currently available information, MS&Co. believes it could incur a loss in this action of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

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

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 11, 2016, the First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At December 25, 2019, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $22 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $22 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Settled Civil Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleged that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and sought, among other things, to rescind the plaintiff’s purchase of such certificates. On January 23, 2017, the parties reached an agreement to settle the litigation.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al. An amended complaint, filed on June 10, 2010, alleged that defendants made untrue statements and material omissions in connection with the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $276 million. The complaint raises claims under both the federal securities laws and California law and sought, among other things, to rescind the plaintiff’s purchase of such certificates. On December 21, 2016, the parties reached an agreement to settle the litigation.

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

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended March 31, 2020, there were no additional subscriptions of Redeemable Units. Redeemable Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. Redeemable Units are purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relies on the fact that Redeemable Units are purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used in the trading of commodity interests including futures, option, forward and swap contracts.

The following chart sets forth the purchases of limited partner Redeemable Units by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2020 - January 31, 2020	200.7090	$1,133.21	N/A	N/A
February 1, 2020 - February 29, 2020	96.2910	$1,155.55	N/A	N/A
March 1, 2020 - March 31, 2020	494.4580	$1,131.58	N/A	N/A
	791.4580	$1,134.91

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

Certain impacts to public health conditions particular to the coronavirus (COVID-19) outbreak that occurred subsequent to March 31, 2020 could impact the operations and financial performance of the Partnership investments. The extent of the impact to the financial performance of the Partnership investments will depend on future developments, including (i) the duration and spread of the outbreak, (ii) the restrictions and advisories, (iii) the effects on the financial markets, and (iv) the effects on the economy overall, all of which are highly uncertain and cannot be predicted. If the financial performance of the Partnership investments is impacted because of these factors for an extended period, the Partnership performance may be adversely affected.

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

Date: May 11, 2020

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: May 11, 2020

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.