Form 10-Q
period 2020-06-30
EMERGING CTA PORTFOLIO LP
filed 2020-08-11
CIK 1269190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Yes     No X

As of July 31, 2020, 15,137.7790 Limited Partnership Class A Redeemable Units were outstanding and 21.2650 Limited Partnership Class Z Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Emerging CTA Portfolio L.P.

Statements of Financial Condition

	June 30, 2020 (Unaudited)	December 31, 2019
Assets:
Equity in trading account:
Unrestricted cash	$14,920,465	$18,613,692
Restricted cash	2,595,451	4,003,185
Net unrealized appreciation on open futures contracts	-	291,121

Total equity in trading account	17,515,916	22,907,998

Interest receivable	1,536	25,265

Total assets	$17,517,452	$22,933,263

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$36,469	$-
Accrued expenses:
Ongoing selling agent fees	28,692	37,737
Management fees	12,309	21,068
General Partner fees	14,399	18,927
Incentive fees	251	-
Professional fees	202,028	220,648
Redemptions payable to Limited Partners	426,222	730,708

Total liabilities	720,370	1,029,088

Partners’ Capital:
General Partner, Class Z, 269.6640 Redeemable Units outstanding at June 30, 2020 and December 31, 2019	243,039	266,934
Limited Partners, Class A, 15,827.9510 and 18,649.8510 Redeemable Units outstanding at June 30, 2020 and December 31, 2019, respectively	16,534,877	21,616,191
Limited Partners, Class Z, 21.2650 Redeemable Units outstanding at June 30, 2020 and December 31, 2019	19,166	21,050

Total partners’ capital (net asset value)	16,797,082	21,904,175

Total liabilities and partners’ capital	$17,517,452	$22,933,263

Net asset value per Redeemable Unit:
Class A	$1,044.66	$1,159.05

Class Z	$901.27	$989.88

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.

Condensed Schedule of Investments

June 30, 2020

(Unaudited)

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	139	$(21,161)	(0.13)%
Energy	59	18,373	0.11
Grains	64	29,526	0.18
Indices	12	(32,188)	(0.19)
Interest Rates U.S.	147	169,844	1.01
Interest Rates Non-U.S.	117	22,637	0.14
Metals	17	35,323	0.21
Softs	7	2,368	0.01

Total futures contracts purchased		224,722	1.34

Futures Contracts Sold
Currencies	49	42,200	0.25
Energy	121	43,507	0.26
Grains	241	(18,845)	(0.11)
Indices	78	(33,340)	(0.20)
Interest Rates U.S.	30	(10,923)	(0.07)
Interest Rates Non-U.S.	153	(282,932)	(1.68)
Softs	18	(858)	(0.01)

Total futures contracts sold		(261,191)	(1.56)

Net unrealized depreciation on open futures contracts		$(36,469)	(0.22)%

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

Emerging CTA Portfolio L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Investment Income:
Interest income	$4,458	$91,669	$56,379	$188,515
Interest income allocated from the Funds	-	29,564	-	78,975

Total investment income	4,458	121,233	56,379	267,490

Expenses:
Expenses allocated from the Funds	-	36,492	-	85,308
Clearing fees related to direct investments	15,148	46,588	77,715	84,279
Ongoing selling agent fees	90,971	128,345	197,759	272,435
Management fees	28,958	70,982	88,675	155,137
General Partner fees	45,629	64,630	99,207	137,375
Incentive fees	251	(40,866)	251	(48,436)
Professional fees	30,904	75,227	70,563	169,286

Total expenses	211,861	381,398	534,170	855,384

Net investment loss	(207,403)	(260,165)	(477,791)	(587,894)

Trading Results:

Net gains (losses) on trading of commodity interests and investment in the Funds:
Net realized gains (losses) on closed contracts	(1,225,624)	537,032	(1,233,975)	(75,653)
Net realized gains (losses) on closed contracts allocated from the Funds	-	(105,664)	-	197,738
Net change in unrealized gains (losses) on open contracts	(90,729)	500,150	(327,066)	404,996
Net change in unrealized gains (losses) on open contracts allocated from the Funds	-	(8,152)	-	47,655

Total trading results	(1,316,353)	923,366	(1,561,041)	574,736

Net income (loss)	$(1,523,756)	$663,201	$(2,038,832)	$(13,158)

Net income (loss) per Redeemable Unit*:
Class A	$(86.92)	$30.07	$(114.39)	$2.15

Class Z	$(70.05)	$30.22	$(88.61)	$11.61

Weighted average Redeemable Units outstanding:
Class A	16,898.1590	22,398.2390	17,691.0535	23,631.8460

Class Z	290.9290	348.3020	290.9290	383.1260

* Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.

Statements of Changes in Partners’ Capital

For the Three and Six Months Ended June 30, 2020 and 2019

(Unaudited)

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2018	$29,455,757	25,573.0000	$402,916	417.9500	$29,858,673	25,990.9500
Redemptions - General Partner	-	-	(121,996)	(127.0210)	(121,996)	(127.0210)
Redemptions - Limited Partners	(4,704,552)	(4,138.4700)	-	-	(4,704,552)	(4,138.4700)
Net income (loss)	(16,080)	-	2,922	-	(13,158)	-

Partners’ Capital, June 30, 2019	$24,735,125	21,434.5300	$283,842	290.9290	$25,018,967	21,725.4590

Partners’ Capital, March 31, 2019	$25,849,743	22,999.9160	$395,139	417.9500	$26,244,882	23,417.8660
Redemptions - General Partner	-	-	(121,996)	(127.0210)	(121,996)	(127.0210)
Redemptions - Limited Partners	(1,767,120)	(1,565.3860)	-	-	(1,767,120)	(1,565.3860)
Net income (loss)	652,502	-	10,699	-	663,201	-

Partners’ Capital, June 30, 2019	$24,735,125	21,434.5300	$283,842	290.9290	$25,018,967	21,725.4590

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2019	$21,616,191	18,649.8510	$287,984	290.9290	$21,904,175	18,940.7800
Redemptions - Limited Partners	(3,068,261)	(2,821.9000)	-	-	(3,068,261)	(2,821.9000)
Net income (loss)	(2,013,053)	-	(25,779)	-	(2,038,832)	-

Partners’ Capital, June 30, 2020	$16,534,877	15,827.9510	$262,205	290.9290	$16,797,082	16,118.8800

Partners’ Capital, March 31, 2020	$20,208,280	17,858.3930	$282,585	290.9290	20,490,865	18,149.3220
Redemptions - Limited Partners	(2,170,027)	(2,030.4420)	-	-	(2,170,027)	(2,030.4420)
Net income (loss)	(1,503,376)	-	(20,380)	-	(1,523,756)	-

Partners’ Capital, June 30, 2020	$16,534,877	15,827.9510	$262,205	290.9290	$16,797,082	16,118.8800

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

1.	Organization:

Emerging CTA Portfolio L.P. (the “Partnership”) is a limited partnership that was organized on July 7, 2003 under the partnership laws of the State of New York. The objective of the Partnership is to achieve capital appreciation through the allocation of assets to early-stage commodity trading advisors or established advisors employing early-stage strategies, which engage, directly and indirectly through investment in funds managed by such advisors (the “Funds”), in speculative trading of a diversified portfolio of commodity interests, including futures, options on futures, forward, options on forward, spot and swap contracts, cash commodities and any other rights or interests pertaining thereto. The Partnership may also enter into swap and other derivative transactions directly and through its investment in the Funds with the approval of the General Partner (as defined below). The sectors traded include currencies, livestock, energy, grains, metals, indices, softs and United States (“U.S.”) and non-U.S. interest rates. The commodity interests that are traded by the Partnership directly or indirectly through its investment in the Funds are volatile and involve a high degree of market risk. The General Partner may also determine to invest up to all of the Partnership’s assets (directly or indirectly through its investment in the Funds) in U.S. Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates.

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

During the reporting periods ended June 30, 2020 and 2019, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank, N.A. (“JPMorgan”) was also a foreign exchange forward contract counterparty for SECOR Master.

As of September 1, 2011, the Partnership began offering three classes of limited partnership interests: Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units; each of which will be referred to as a “Class” and collectively referred to as the “Classes.” All Redeemable Units issued prior to September 1, 2011 were deemed “Class A Redeemable Units.” The rights, liabilities, risks, and fees associated with investment in the Class A Redeemable Units were not changed. Class A Redeemable Units and Class D Redeemable Units are available to taxable U.S. individuals and institutions, U.S. tax exempt individuals and institutions and non-U.S. investors. Class Z Redeemable Units are offered to certain employees of Morgan Stanley and its subsidiaries (and their family members). The Class of Redeemable Units that a limited partner of the Partnership receives upon subscription will generally depend upon the amount invested in the Partnership or the status of the limited partner, although the General Partner may determine to offer a particular Class of Redeemable Units to investors at its discretion. Class Z Redeemable Units were first issued on July 1, 2017. As of June 30, 2020, there were no Redeemable Units outstanding in Class D.

All trading decisions are made for the Partnership by its trading advisors (each, an “Advisor” and together, the “Advisors”). As of June 30, 2020, the Advisors are Katonah Capital Partners Management, LLC (“Katonah”) and DCM Systematic Advisors SA (“DCM”). Effective March 31, 2020, Independent View BV (“Independent View”) ceased to act as a commodity trading advisor to the Partnership. Effective June 30, 2019, SECOR Capital Advisors, LP (“SECOR”) ceased to act as a commodity trading advisor to the Partnership. Effective April 3, 2019, AE Capital PTY Limited (“AE Capital”) ceased to act as a commodity trading advisor to the Partnership. Effective March 31, 2019, Harbour Square Capital Management LLC (“Harbour Square”) ceased to act as a commodity trading advisor to the Partnership. References herein to the “Advisors” may also include, as relevant, references to SECOR, AE Capital, Harbour Square and Independent View. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of the Advisors directly, through individually managed accounts. The Partnership also invested the portion of its assets allocated to each of the Advisors indirectly, through investments in the Funds. In addition, the General Partner may allocate the Partnership’s assets to additional non-major trading advisors (i.e. commodity trading advisors allocated less than 10% of the Partnership’s assets). Information about advisors allocated less than 10% of the Partnership’s assets may not be disclosed. The General Partner may also allocate less than 10% of the Partnership’s assets to a new trading advisor or another trading program of a current Advisor.

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

On June 4, 2020, the Partnership allocated a portion of its assets to DCM, which trades the assets directly pursuant to DCM’s Diversified Alpha Program through a managed account in the Partnership’s name. The General Partner and DCM have agreed that DCM will trade the Partnership’s assets allocated to DCM at a level that is 2.0 times the amount of the assets allocated.

Prior to Independent View’s termination effective March 31, 2020, the assets allocated to it had been traded directly pursuant to its IV Quantitative Futures Fund Program through a managed account in the Partnership’s name.

The Partnership has, and (prior to their respective terminations), SECOR Master Fund L.P. (“SECOR Master”) and CMF AE Capital Master Fund LLC (“AE Capital Master”) had, entered into futures brokerage account agreements and foreign exchange brokerage account agreements with MS&Co. Prior to its termination, CMF Harbour Square Master Fund LLC (“Harbour Square Master”) had entered into a futures brokerage account agreement with MS&Co. References herein to “Funds” may also include as relevant, reference to, AE Capital Master, Harbour Square Master and SECOR Master. The Partnership pays, and through its investment in the Funds, paid, MS&Co. (or will reimburse MS&Co. if previously paid) its allocable share of all trading fees for the clearing and, where applicable, execution of transactions as well as exchange, user, give-up, floor brokerage and National Futures Association fees (collectively, “clearing fees”).

Effective July 12, 2017 and until its termination effective June 30, 2019, SECOR Master entered into certain agreements with JPMorgan in connection with trading in forward foreign currency contracts on behalf of SECOR Master and indirectly, the Partnership. These agreements included a foreign exchange and bullion authorization agreement (“FX Agreement”), an International Swap Dealers Association, Inc. master agreement (“Master Agreement”), a schedule to the Master Agreement, a 2016 credit support annex for variation margin to the schedule and an institutional account agreement. In addition, SECOR was party to the FX Agreement for SECOR Master. Under the FX Agreement, JPMorgan charged a fee on the aggregate foreign currency transactions entered into on behalf of SECOR Master during a month.

The Partnership has entered into a selling agreement with Morgan Stanley Smith Barney LLC, doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”) (the “Selling Agreement”). Under the Selling Agreement, during the period covered by this report, the Partnership paid Morgan Stanley Wealth Management a monthly ongoing selling agent fee equal to 2.00% per year of adjusted month-end net assets for Class A Redeemable Units. Under the Selling Agreement, the Partnership also pays Morgan Stanley Wealth Management 0.75% per year of adjusted month-end net assets for Class D Redeemable Units. Morgan Stanley Wealth Management pays a portion of its ongoing selling agent fees to properly registered or exempted financial advisors who have sold Class A Redeemable Units and Class D Redeemable Units. Class Z Redeemable Units are not subject to an ongoing selling agent fee.

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

The financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2020 and the results of its operations and changes in partners’ capital for the three and six months ended June 30, 2020 and 2019. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2019. The December 31, 2019 information has been derived from the audited financial statements as of and for the year ended December 31, 2019.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended June 30, 2020 and 2019, the Partnership carried no debt and all of the Partnership’s and the Funds’ investments were carried at fair value and classified as Level 1 or Level 2 measurements.

Partnership’s Investment in the Funds. The Partnership carried its investment in the Funds based on the Partnership’s (1) net contribution to the Funds and (2) its allocated share of the undistributed profits and losses, including realized gains (losses) and net change in unrealized gains (losses), of the Funds.

Partnership’s/Funds’ Derivative Investments. All commodity interests of the Partnership/Funds, including derivative financial instruments and derivative commodity instruments, are (or in the case of the Funds, were) held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described in Note 5, “Fair Value Measurements”) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Unrealized gains or losses on open contracts are included as a component of equity in trading account in the Partnership’s/Funds’ Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are included in the Partnership’s/Funds’ Statements of Income and Expenses.

The Partnership does not, and the Funds did not, isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in total trading results in the Partnership’s/Funds’ Statements of Income and Expenses.

Partnership’s Cash. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At June 30, 2020 and December 31, 2019, the amount of cash held for margin requirements was $2,595,451 and $4,003,185, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $(94,607) (proceeds of $94,379) and $233,300 (cost of $234,052) as of June 30, 2020 and December 31, 2019, respectively.

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

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019.

3.	Financial Highlights:

Financial highlights for the limited partner Classes as a whole for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Class A	Class Z	Class A	Class Z	Class A	Class Z	Class A	Class Z
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$(74.75)	$(64.19)	$41.60	$35.47	$(87.60)	$(75.27)	$26.84	$22.86
Net investment loss	(12.17)	(5.86)	(11.53)	(5.25)	(26.79)	(13.34)	(24.69)	(11.25)

Increase (decrease) for the period	(86.92)	(70.05)	30.07	30.22	(114.39)	(88.61)	2.15	11.61
Net asset value per Redeemable Unit, beginning of period	1,131.58	971.32	1,123.91	945.42	1,159.05	989.88	1,151.83	964.03

Net asset value per Redeemable Unit, end of period	$1,044.66	$901.27	$1,153.98	$975.64	$1,044.66	$901.27	$1,153.98	$975.64

	Three Months Ended June 30,						Six Months Ended June 30,
	2020				2019		2020				2019
	Class A		Class Z		Class A	Class Z	Class A		Class Z		Class A		Class Z
Ratios to Average Limited Partners’ Capital:**
Net investment loss***	(4.6)%		(2.5)%		(4.6)%	(2.5)%	(4.9)%		(2.8)%		(4.6)%		(2.5)%

Operating expenses	4.7%		2.6%		6.7%	4.6%	5.5%		3.4%		6.8%		4.6%
Incentive fees	0.0	%****	0.0	%****	(0.2)%	(0.2)%	0.0	%****	0.0	%****	(0.2)%		(0.2)%

Total expenses	4.7%		2.6%		6.5%	4.4%	5.5%		3.4%		6.6%		4.4%

Total return:
Total return before incentive fees	(7.7)%		(7.2)%		2.5%	3.0%	(9.9)%		(9.0)%		0.0	%****	1.0%
Incentive fees	(0.0)	%****	(0.0)	%****	0.2%	0.2%	(0.0)	%****	(0.0)	%****	0.2%		0.2%

Total return after incentive fees	(7.7)%		(7.2)%		2.7%	3.2%	(9.9)%		(9.0)%		0.2%		1.2%

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

All of the commodity interests owned by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds were held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended June 30, 2020 and 2019 was 539 and 2,213, respectively. The monthly average number of futures contracts traded directly by the Partnership during the six months ended June 30, 2020 and 2019 was 1,172 and 2,108, respectively.

Trading and transaction fees are based on the number of trades executed by the Advisors and were based on the Partnership’s percentage ownership of each respective Fund.

All clearing fees paid to MS&Co. are borne directly by the Partnership for its direct trading. In addition, clearing fees were borne by the Funds and allocated to the Funds’ limited partners/members, including the Partnership.

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting agreements or similar arrangements as of June 30, 2020 and December 31, 2019, respectively.

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
June 30, 2020				Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$480,540	$(480,540)	$-	$-	$-	$-

Total assets	$480,540	$(480,540)	$-	$-	$-	$-

Liabilities
Futures	$(517,009)	$480,540	$(36,469)	$-	$36,469	$-

Total liabilities	$(517,009)	$480,540	$(36,469)	$-	$36,469	$-

Net fair value						$-	*

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2019				Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$1,147,042	$(855,921)	$291,121	$-	$-	$291,121

Total assets	$1,147,042	$(855,921)	$291,121	$-	$-	$291,121

Liabilities
Futures	$(855,921)	$855,921	$-	$-	$-	$-

Total liabilities	$(855,921)	$855,921	$-	$-	$-	$-

Net fair value						$291,121	*

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

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

The following tables indicate the gross fair values of derivative instruments of futures contracts held directly by the Partnership as separate assets and liabilities as of June 30, 2020 and December 31, 2019, respectively.

Assets	June 30, 2020
Futures Contracts
Currencies	$70,301
Energy	88,220
Grains	31,278
Indices	43,045
Interest Rates U.S.	170,410
Interest Rates Non-U.S.	34,585
Metals	36,573
Softs	6,128

Total unrealized appreciation on open futures contracts	480,540

Liabilities
Futures Contracts
Currencies	(49,262)
Energy	(26,340)
Grains	(20,597)
Indices	(108,573)
Interest Rates U.S.	(11,489)
Interest Rates Non-U.S.	(294,880)
Metals	(1,250)
Softs	(4,618)

Total unrealized depreciation on open futures contracts	(517,009)

Net unrealized depreciation on open futures contracts	$(36,469)	*

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

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three and six months ended June 30, 2020 and 2019, respectively.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
Sector	2020		2019		2020		2019
Currencies	$(5,434)		$451,982		$(912,754)		$142,884
Energy	118,436		(75,495)		218,712		(254,745)
Grains	28,828		(339,517)		(157,908)		(479,898)
Indices	(1,534,889)		(83,348)		(1,895,114)		(383,332)
Interest Rates U.S.	134,474		676,046		1,371,498		959,180
Interest Rates Non-U.S.	(231,430)		314,482		324,197		400,364
Livestock	-		(25,370)		(138,937)		(77,380)
Metals	195,222		258,591		(232,607)		230,998
Softs	(21,560)		(140,189)		(138,128)		(208,728)

Total	$(1,316,353)	**	$1,037,182	**	$(1,561,041)	**	$329,343	**

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

The Partnership considers and the Funds considered prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of June 30, 2020 and December 31, 2019 and for the periods ended June 30, 2020 and 2019, the Partnership did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

June 30, 2020	Total	Level 1	Level 2	Level 3
Assets
Futures	$480,540	$480,540	$-	$-

Total assets	$480,540	$480,540	$-	$-

Liabilities
Futures	$517,009	$517,009	$-	$-

Total liabilities	$517,009	$517,009	$-	$-

December 31, 2019	Total	Level 1	Level 2	Level 3
Assets
Futures	$1,147,042	$1,147,042	$-	$-

Total assets	$1,147,042	$1,147,042	$-	$-

Liabilities
Futures	$855,921	$855,921	$-	$-

Total liabilities	$855,921	$855,921	$-	$-

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

6.	Investment in the Funds:

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

The General Partner is not aware of any other material changes to any of the trading programs discussed above or in Note 1, “Organization” during the fiscal quarter ended June 30, 2020.

The Partnership’s trading of futures, forward, swap and option contracts, as applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. The Funds’ trading of futures, forward, swap and option contracts, as applicable, on commodities was also done primarily on U.S. and foreign commodity exchanges. The Partnership engages and the Funds engaged in such trading through commodity brokerage accounts maintained with MS&Co.

Generally, a limited partner/member in the Funds could have withdrawn all or part of its capital contribution and undistributed profits, if any, from the Funds as of the end of any month (the “Redemption Date”) after a request had been made to the General Partner/Trading Manager at least three days in advance of the Redemption Date. Such withdrawals were classified as a liability when the limited partner/member elected to redeem and informed the Funds. However, a limited partner/member could have requested a withdrawal as of the end of any day if such request was received by the General Partner/Trading Manager at least three days in advance of the proposed withdrawal day.

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

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of the Funds is shown in the following table:

	For the three months ended June 30, 2019
	Net Investment	Total Trading	Net Income
	Income (Loss)	Results	(Loss)
SECOR Master	$(37,085)	$(606,850)	$(643,935)
AE Capital Master (a)	(14,754)	4,772	(9,982)

(a)	From April 1, 2019 through April 30, 2019, the date AE Capital Master terminated operations.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

	For the six months ended June 30, 2019
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

(b) From January 1, 2019 through March 31, 2019, the date Harbour Square Master terminated operations.

(c) From January 1, 2019 through April 30, 2019, the date AE Capital Master terminated operations.

Summarized information reflecting the Partnership’s investments in and the Partnership’s pro-rata share of the results of operations of the Funds is shown in the following tables:

	December 31, 2019		For the three months ended June 30, 2019
	% of			Expenses		Net
	Partners’		Income	Clearing	Professional	Income	Investment	Redemptions
Funds	Capital	Fair Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
SECOR Master	-%	$-	$(89,050)	$28,365	$2,199	$(119,614)	Commodity Portfolio	Monthly
AE Capital Master (a)	-%	-	4,798	3,260	2,668	(1,130)	Commodity Portfolio	Monthly

Total		$-	$(84,252)	$31,625	$4,867	$(120,744)

	December 31, 2019		For the six months ended June 30, 2019
	% of			Expenses		Net
	Partners’		Income	Clearing	Professional	Income	Investment	Redemptions
Funds	Capital	Fair Value	(Loss)	Fees	Fees	(Loss)	Objective	Permitted
SECOR Master	-%	$-	$352,502	$56,216	$4,201	$292,085	Commodity Portfolio	Monthly
Harbour Square Master (b)	-%	-	56,578	3,271	11,879	41,428	Commodity Portfolio	Monthly
AE Capital Master (c)	-%	-	(84,712)	5,155	4,586	(94,453)	Commodity Portfolio	Monthly

Total		$-	$324,368	$64,642	$20,666	$239,060

(a) From April 1, 2019 through April 30, 2019, the date the Partnership fully redeemed its investment in AE Capital Master.

(b) From January 1, 2019 through March 31, 2019, the date the Partnership fully redeemed its investment in Harbour Square Master.

(c) From January 1, 2019 through April 30, 2019, the date the Partnership fully redeemed its investment in AE Capital Master.

7.	Financial Instrument Risks:

In the normal course of business, the Partnership is and the Funds were parties to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include futures, forwards, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, swap and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. None of the Partnership’s contracts are, and none of the Funds’ (except a portion of SECOR Master’s) contracts were, traded OTC, although contracts may be traded OTC in the future.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

Futures Contracts. The Partnership trades and the Funds traded futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Partnership and (prior to the Partnership’s redemption from the Funds) the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are (or were with respect to the Funds) recorded as unrealized gains or losses by the Partnership and the Funds. When the contract is closed, the Partnership records and the Funds recorded a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and net change in unrealized gains (losses) on futures contracts are included in the Partnership’s/Funds’ Statements of Income and Expenses.

Forward Foreign Currency Contracts. Forward foreign currency contracts are those contracts where the Partnership or the Funds agree to receive or deliver a fixed quantity of foreign currency for an agreed upon price on an agreed upon future date. Forward foreign currency contracts are valued daily, and the Partnership’s and the Funds’ net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Partnership’s/Funds’ Statements of Financial Condition. Net realized gains (losses) and net change in unrealized gains (losses) on forward foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Partnership’s/Funds’ Statements of Income and Expenses.

London Metal Exchange Forward Contracts. Metal contracts traded on the London Metal Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin, zinc or other metals. LME contracts traded by the Partnership/Funds are (or were with respect to the Funds) cash settled based on prompt dates published by the LME. Variation margin may be made or received by the Partnership and may have been made or received by the Funds each business day, depending on the daily fluctuations in the value of the underlying contracts, and are (or were with respect to the Funds) recorded as unrealized gains or losses by the Partnership and the Funds. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Partnership records and the Funds recorded a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and net change in unrealized gains (losses) on metal contracts are included in the Partnership’s/Funds’ Statements of Income and Expenses.

Options. The Partnership may purchase and write (sell) (and the Funds may have purchased or wrote) both exchange-listed and OTC options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Partnership/Funds write an option, the premium received is recorded as a liability in the Partnership’s/Funds’ Statements of Financial Condition and marked-to-market daily. When the Partnership/Funds purchase an option, the premium paid is recorded as an asset in the Partnership’s/Funds’ Statements of Financial Condition and marked-to-market daily. Net realized gains (losses) and net change in unrealized gains (losses) on option contracts are included in the Partnership’s/Funds’ Statements of Income and Expenses.

As both a buyer and seller of options, the Partnership pays or receives (and the Funds paid or received) a premium at the outset and then bear the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership/Funds to potentially unlimited liability; for purchased options, the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Partnership does not and the Funds did not consider these contracts to be guarantees.

Market risk is the potential for changes in the value of the financial instruments traded by the Partnership/Funds due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The Partnership is and the Funds were exposed to a market risk equal to the value of futures and forward contracts held and unlimited liability on such contracts sold short.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Funds’ risk of loss in the event of counterparty default is (or was with respect to the Funds) typically limited to the amounts recognized in the Statements of Financial Condition and is (was) not represented by the contract or notional amounts of the instruments. The Partnership’s/Funds’ risk of loss is (or was with respect to the Funds) reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership and permitted the Funds to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership has and the Funds had credit risk and concentration risk, as MS&Co. or an MS&Co. affiliate are (or were with respect to the Funds) counterparties or brokers with respect to the Partnership’s/Funds’ assets. For certain OTC contracts traded by SECOR Master prior to its full redemption, JPMorgan was the counterparty with respect to those assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co. or an MS&Co. affiliate, the Partnership’s/Funds’ counterparty is an exchange or clearing organization.

The General Partner/Trading Manager monitors and attempts (or with respect to the Funds, monitored and attempted) to mitigate the Partnership’s/Funds’ risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes (or with respect to the Funds, believed) that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Funds may be subject. These monitoring systems generally allow the General Partner/Trading Manager to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, forward and option contracts by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Partnership’s/Funds’ business, these instruments may not be or have been held to maturity.

The risk to the limited partners that have purchased Redeemable Units is limited to the amount of their share of the Partnership’s net assets and undistributed profits. The limited liability is a result of the organization of the Partnership as a limited partnership under New York law.

In the ordinary course of business, the Partnership/Funds enter (or in the case of the Funds, entered) into contracts and agreements that contain or contained various representations and warranties and which provide or provided general indemnifications. The Partnership’s/Funds’ maximum exposure under these arrangements cannot be determined, as this could include future claims that have not yet been made against the Partnership/Funds. The General Partner/Trading Manager consider the risk of any future obligation relating to these indemnifications to be remote.

8.	Subsequent Events:

The General Partner evaluates events that occur after the balance sheet date but before and up until financial statements are available to be issued. The General Partner has assessed the subsequent events through the date the financial statements were issued and has determined that, other than the subsequent events described below, there were no subsequent events requiring adjustment to or disclosure in the financial statements.

Effective July 1, 2020, the ongoing selling agent fee paid by the Partnership to Morgan Stanley Wealth Management was reduced for Class A Redeemable Unit holders from an annual rate of 2.00% of the adjusted net assets of Class A Redeemable Units to an annual rate of 1.00% of the adjusted net assets of Class A Redeemable Units.

Additionally, effective July 1, 2020, the General Partner fee paid by the Partnership to the General Partner was reduced for all limited partners from a monthly rate of 1/12 of 1.00% of month-end adjusted net assets per Class to a monthly rate of 1/12 of 0.875% of month-end adjusted net assets per Class.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) equity in trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options purchased at fair value and investment in U.S. Treasury bills at fair value, if applicable and (ii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments and may have resulted in substantial losses to the Partnership through its investment in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2020.

The Partnership’s/Funds’ investment in futures, forwards and options may or could have been, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or option contract has increased or decreased by an amount equal to the daily limit, positions in that futures or option contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership and/or prevented the Funds from promptly liquidating their futures or option contracts and result in restrictions on redemptions.

There is no limitation on daily price movements in trading forward contracts on foreign currencies. The markets for some world currencies have low trading volume and are illiquid, which may prevent the Partnership and/or prevented the Funds from trading in potentially profitable markets or prevent the Partnership and/or prevented the Funds from promptly liquidating unfavorable positions in such markets, subjecting them to substantial losses. Either of these market conditions could result in restrictions on redemptions. For the periods covered by this report, illiquidity has not materially affected the Partnership’s or the Funds’ assets.

Other than the risks inherent in U.S. Treasury bills, money market mutual fund securities, commodity futures, forwards and other derivatives, the Partnership knows of no trends, demands, commitments, events or uncertainties at the present time that are reasonably likely to result in the Partnership’s liquidity increasing or decreasing in any material way.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by net realized and/or unrealized gains or losses on trading and by expenses, interest income, subscriptions, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2020, Partnership capital decreased 23.3% from $21,904,175 to $16,797,082. This decrease was attributable to redemptions of 2,821.9000 Class A limited partner Redeemable Units totaling $3,068,261 and a net loss of $2,038,832. Future redemptions can impact the amount of funds available for investment in subsequent periods.

Other than as discussed above, there are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, the Partnership’s capital resource arrangements at the present time.

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

The Partnership records and the Funds recorded all investments at fair value in their financial statements, with changes in fair value reported as a component of net realized gains (losses) and net change in unrealized gains (losses) in the Statements of Income and Expenses.

Results of Operations

During the Partnership’s second quarter of 2020, the net asset value per Class A Redeemable Unit decreased 7.7% from $1,131.58 to $1,044.66, as compared to an increase of 2.7% in the second quarter of 2019. During the Partnership’s second quarter of 2020 the net asset value per Class Z Redeemable Unit decreased 7.2% from $971.32 to $901.27, as compared to an increase of 3.2% in the second quarter of 2019. The Partnership experienced a net trading loss before fees and expenses in the second quarter of 2020 of $1,316,353. Losses were primarily attributable to the Partnership’s trading of commodity futures in currencies, indices, non-U.S. interest rates and softs, and were partially offset by gains in energy, grains, U.S. interest rates and metals. The Partnership experienced a net trading gain before fees and expenses in the second quarter of 2019 of $923,366. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, indices, U.S. and non-U.S. interest rates and metals and were partially offset by losses in energy, grains, livestock and softs.

The most notable losses were recorded throughout the quarter from short U.S. and European equity index futures positions as prices increased following positive sentiment attributed to easing quarantine restrictions and a pickup in economic activity. Losses within the fixed income sector were recorded during April and June from short positions in U.S., Canadian, and British bond futures as prices rose amid speculation that central banks will continue easing measures. In the currencies, losses were experienced during April from short positions in the euro, Canadian dollar, and Australian dollar versus the U.S. dollar. Losses in the energies were recorded during April from long positions in crude oil and heating oil futures as prices decreased dramatically. Smaller losses within the soft commodities were experienced during March from long positions in sugar and cocoa futures as prices weakened due to concerns of diminished global consumption. The Partnership’s overall trading losses for the quarter were partially offset by trading gains in the metals complex during April and May from long positions in gold and silver futures as residual safe-haven investor demand boosted precious metals prices.

During the Partnership’s six months ended June 30, 2020, the net asset value per Class A Redeemable Unit decreased 9.9% from $1,159.05 to $1,044.66 as compared to an increase of 0.2% in the six months ended June 30, 2019. During the Partnership’s six months ended June 30, 2020, the net asset value per Class Z Redeemable Unit decreased 9.0% from $989.88 to $901.27, as compared to an increase of 1.2% in the six months ended June 30, 2019. The Partnership experienced a net trading loss before fees and expenses in the six months ended June 30, 2020 of $1,561,041. Losses were primarily attributable to the Partnership’s trading of commodity futures in currencies, grains, indices, livestock, metals and softs and were partially offset by gains in energy and U.S. and non-U.S. interest rates. The Partnership experienced a net trading gain before fees and expenses in the six months ended June 30, 2019 of $574,736. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in currencies, U.S. and non-U.S. interest rates and metals and were partially offset by losses in energy, grains, indices, livestock and softs.

The most significant losses were incurred throughout the second quarter from short U.S. and European equity index futures positions as prices increased following positive sentiment attributed to easing quarantine restrictions and a pickup in economic activity. Further losses in this sector were recorded from long positions in European and U.S. equity index futures during January. In the currency sector, losses were recorded primarily during the first quarter from long positions in the Australian and New Zealand dollar versus the U.S. dollar as investors shifted from commodity-linked currencies to safe-haven currencies. Smaller losses were incurred from short euro, Canadian dollar, and Australian dollar positions during April. Losses were experienced within the agriculturals during January through March from long positions in soybean futures as prices fell. Further losses in this sector were experienced during the first quarter from long positions in livestock futures as prices decreased on the expectations of limited demand. In the metals complex, losses were incurred during February and March from long futures positions in silver as prices decreased amid investor liquidity needs and diminished industrial demand. A portion of the Partnership’s losses for the first six months of the year was offset by trading gains within the global interest rate sector during the first quarter from long positions in U.S. and non-U.S. fixed income futures as prices advanced amid speculation that a worsening coronavirus outbreak would perpetuate looser central bank policies. Within the energy complex, gains were experienced throughout the first quarter from short crude oil futures positions as investors speculated supply would outstrip demand, pushing prices lower.

Commodity markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership/Funds depends or depended on the existence of major price trends and the ability of the Advisors to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, public health epidemics, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events, and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Partnership expects to increase capital through operations.

Interest income on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account at MS&Co. during each month is (or was with respect to the Funds) earned at the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership will not and the Funds did not receive interest on amounts in the futures brokerage account that are (were) committed to margin. Any interest earned on the Partnership’s and/or each Fund’s account in excess of the amounts described above, if any, will be (or was with respect to the Funds) retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be (or was with respect to the Funds) retained by the Partnership and/or the Funds, as applicable. Any interest income earned on collateral or excess cash deposited by SECOR Master and held by JPMorgan in its capacity as SECOR Master’s forward foreign currency counterparty was retained by SECOR Master, and the Partnership received its allocable portion of such interest from SECOR Master. Interest income for the three and six months ended June 30, 2020 decreased by $116,775 and $211,111, respectively, as compared to the corresponding periods in 2019. The decrease in interest income was primarily due to lower 4-week U.S. Treasury bill discount rates along with lower average daily equity during the three and six months ended June 30, 2020 as compared to the corresponding periods in 2019. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depended upon (1) the average daily equity maintained in cash in the Partnership’s and/or the applicable Fund’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds, MS&Co. or JPMorgan has or had control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three and six months ended June 30, 2020 decreased by $31,440 and $6,564, respectively, as compared to the corresponding periods in 2019. The decrease in these clearing fees was primarily due to a decrease in the number of direct trades made by the Partnership during the three and six months ended June 30, 2020 as compared to the corresponding periods in 2019.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value of Class A Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. Ongoing selling agent fees for the three and six months ended June 30, 2020 decreased by $37,374 and $74,676, respectively, as compared to the corresponding periods in 2019. The decrease in ongoing selling agent fees was due to lower average net assets attributable to Class A Redeemable Units during the three and six months ended June 30, 2020 as compared to the corresponding periods in 2019.

Management fees are calculated as a percentage of the Partnership’s adjusted net assets per Class as of the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. Management fees for the three and six months ended June 30, 2020 decreased by $42,024 and $66,462, respectively, as compared to the corresponding periods in 2019. The decrease in management fees was due to lower average net assets per Class during the three and six months ended June 30 2020 as compared to the corresponding periods in 2019.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisors, (ii) allocating and reallocating the Partnership’s assets among the commodity trading advisors and (iii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net assets per Class as of the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. General Partner fees for the three and six months ended June 30, 2020 decreased by $19,001 and $38,168, respectively, as compared to the corresponding periods in 2019. The decrease in General Partner fees was due to lower average net assets per Class during the three and six months ended June 30, 2020 as compared to the corresponding periods in 2019.

Incentive fees paid by the Partnership to the Advisors are based on the new trading profits generated by each Advisor at the end of the quarter, half-year or year, as applicable, as defined in the respective management agreements among the Partnership, the General Partner and each Advisor. Trading performance for the three and six months ended June 30, 2020 resulted in incentive fees of $251. Trading performance for the three and six months ended June 30, 2019 resulted in reversals of incentive fees of $40,866 and $48,436, respectively. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

The General Partner is also paid an incentive fee payable annually equal to 5% of the Partnership’s overall New Trading Profits, as defined in the Partnership’s limited partnership agreement, as may be amended from time to time, earned in each calendar year. Trading performance for the three and six months ended June 30, 2020 and 2019 did not result in any General Partner incentive fees.

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

As of June 30, 2020 and March 31, 2020, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

		June 30, 2020		March 31, 2020
		(percentage of		(percentage of
Advisor	June 30, 2020	Partners’ Capital)	March 31, 2020	Partners’ Capital)
Katonah	$6,794,912	40%	$11,045,108	54%
DCM	$10,002,170	60%	$-	-%
Unallocated	$-	-%	$9,445,757	46%

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly as of June 30, 2020 and December 31, 2019. There has been no material change in the trading Value at Risk, non-trading risk and risk management information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019.

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments as of June 30, 2020 and December 31, 2019 and the highest, lowest and average values during the three months ended June 30, 2020 and the twelve months ended December 31, 2019. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of June 30, 2020, the Partnership’s total capitalization was $16,797,082.

	June 30, 2020
			Three Months Ended June 30, 2020
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Currencies	$310,831	1.85%	$310,831	$38,531	$114,425
Energy	256,923	1.53	431,581	3,740	110,357
Grains	188,257	1.12	199,807	12,513	57,608
Indices	637,746	3.80	993,201	128,674	461,061
Interest Rates U.S.	258,555	1.54	293,486	8,954	92,783
Interest Rates Non-U.S.	766,284	4.56	945,286	18,612	300,938
Metals	127,270	0.76	192,885	2,268	89,691
Softs	49,585	0.30	49,585	9,957	25,745

Total	$2,595,451	15.46%

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2020 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2019, 2018, 2017, 2016, 2015 and 2014. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2019 Audited Financial Statement.

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

Civil Litigation

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap (“CDS”) referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co knew that the assets backing the CDO were of poor quality when it entered into the CDS with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the CDS, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied MS&Co.’s motion to dismiss the complaint. On June 27, 2018, MS&Co. filed a motion for summary judgment and spoliation sanctions against CDIB. On December 21, 2018, the court denied MS&Co.’s motion for summary judgment and granted in part MS&Co.’s motion for sanctions relating to spoliation of evidence. On January 24, 2019, CDIB filed a notice of appeal from the court’s December 21, 2018 order, and on January 25, 2019, MS&Co. filed a notice of appeal from the same order. On March 7, 2019, the court denied the relief that CDIB sought in a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. On May 21, 2020, the Appellate Division, First Department (“First Department”) modified the Supreme Court of NY’s order to deny MS&Co.’s motion for summary judgment. On June 19, 2020, MS&Co. moved for leave to appeal the First Department’s decision to the New York Court of Appeals. Based on currently available information, MS&Co. believes it could incur a loss in this action of up to approximately $240 million plus pre-and post-judgment interest, fees and costs.

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

Beginning on March 25, 2019, MS&Co. was named as a defendant in a series of putative class action complaints filed in the Southern District of NY, the first of which is styled Alaska Electrical Pension Fund v. BofA Secs., Inc., et al. Each complaint alleged a conspiracy to fix prices and restrain competition in the market for unsecured bonds issued by the following Government-Sponsored Enterprises: the Federal National Mortgage Association; the Federal Home Loan Mortgage Corporation; the Federal Farm Credit Banks Funding Corporation; and the Federal Home Loan Banks. The purported class period for each suit is from January 1, 2012 to June 1, 2018. Each complaint raised a claim under Section 1 of the Sherman Act and sought, among other things, injunctive relief and treble compensatory damages. On May 23, 2019, plaintiffs filed a consolidated amended class action complaint styled In re GSE Bonds Antitrust Litigation, with a purported class period from January 1, 2009 to January 1, 2016. On June 13, 2019, the defendants filed a joint motion to dismiss the consolidated amended complaint. On August 29, 2019, the court denied MS&Co.’s motion to dismiss. On December 15, 2019, MS&Co. and certain other defendants entered into a stipulation of settlement to resolve the action as against each of them in its entirety. On June 16, 2020, the court granted final approval of the settlement.

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

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and under Part II, Item 1A. “Risk Factors.” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended June 30, 2020, there were no additional subscriptions of Redeemable Units. Redeemable Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. Redeemable Units are purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relies on the fact that Redeemable Units are purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used in the trading of commodity interests including futures, option, forward and swap contracts.

The following chart sets forth the purchases of limited partner Redeemable Units by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2020 - April 30, 2020	1,258.2610	$ 1,080.00	N/A	N/A
May 1, 2020 - May 31, 2020	364.1800	$ 1,056.85	N/A	N/A
June 1, 2020 - June 30, 2020	408.0010	$ 1,044.66	N/A	N/A
	2,030.4420	$ 1,068.75

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

**	Redemptions of Redeemable Units are effected as of the last day of each month at the net asset value per Redeemable Unit as of that day. No fee will be charged for redemptions.

Item 3.	Defaults Upon Senior Securities. None.

Item 4 .	Mine Safety Disclosures. Not Applicable.

Item 5.	Other Information.

Certain impacts to public health conditions particular to the coronavirus (COVID-19) outbreak that occurred after December 31, 2019 could impact the operations and financial performance of the Partnership investments subsequent to June 30, 2020. The extent of the impact to the financial performance of the Partnership investments will depend on future developments, including (i) the duration and spread of the outbreak, (ii) the restrictions and advisories, (iii) the effects on the financial markets, and (iv) the effects on the economy overall, all of which are highly uncertain and cannot be predicted. If the financial performance of the Partnership investments is impacted because of these factors for an extended period, the Partnership performance may be adversely affected.

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

Date: August 11, 2020

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director (Principal Accounting Officer)

Date: August 11, 2020

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.