Form 10-Q
period 2020-09-30
EMERGING CTA PORTFOLIO LP
filed 2020-11-12
CIK 1269190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Yes        No X

As of October 31, 2020, 13,204.8370 Limited Partnership Class A Redeemable Units were outstanding and 21.2650 Limited Partnership Class Z Redeemable Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Emerging CTA Portfolio L.P.

Statements of Financial Condition

	September 30, 2020 (Unaudited)	December 31, 2019
Assets:
Equity in trading account:
Unrestricted cash	$12,436,102	$18,613,692
Restricted cash	3,009,053	4,003,185
Net unrealized appreciation on open futures contracts	484,410	291,121

Total equity in trading account	15,929,565	22,907,998

Interest receivable	908	25,265

Total assets	$15,930,473	$22,933,263

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Ongoing selling agent fees	$13,043	$37,737
Management fees	11,120	21,068
General Partner fees	11,477	18,927
Incentive fees	74,665	-
Professional fees	190,183	220,648
Redemptions payable to Limited Partners	738,171	730,708

Total liabilities	1,038,659	1,029,088

Partners’ Capital:
General Partner, Class Z, 269.6640 Redeemable Units outstanding at September 30, 2020 and December 31, 2019	254,111	266,934
Limited Partners, Class A, 13,417.0520 and 18,649.8510 Redeemable Units outstanding at September 30, 2020 and December 31, 2019, respectively	14,617,664	21,616,191
Limited Partners, Class Z, 21.2650 Redeemable Units outstanding at September 30, 2020 and December 31, 2019	20,039	21,050

Total partners’ capital (net asset value)	14,891,814	21,904,175

Total liabilities and partners’ capital	$15,930,473	$22,933,263

Net asset value per Redeemable Unit:
Class A	$1,089.48	$1,159.05

Class Z	$942.33	$989.88

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.

Condensed Schedule of Investments

September 30, 2020

(Unaudited)

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	53	$(932)	(0.01)%
Energy	132	6,333	0.04
Grains	182	366,997	2.47
Indices	86	93,144	0.63
Interest Rates U.S.	283	32,797	0.22
Interest Rates Non-U.S.	267	73,350	0.49
Metals	6	(10,263)	(0.07)
Softs	4	(8,566)	(0.06)

Total futures contracts purchased		552,860	3.71

Futures Contracts Sold
Currencies	130	66,294	0.45
Energy	163	150,930	1.01
Grains	73	(382,712)	(2.57)
Indices	79	145,213	0.98
Interest Rates Non-U.S.	108	(38,068)	(0.26)
Metals	13	(10,107)	(0.07)

Total futures contracts sold		(68,450)	(0.46)

Net unrealized appreciation on open futures contracts		$484,410	3.25%

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.

Condensed Schedule of Investments

December 31, 2019

	Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Currencies	461	$421,729	1.93%
Energy	65	74,304	0.34
Grains	151	99,037	0.45
Indices	372	(139,542)	(0.64)
Interest Rates U.S.	243	7,555	0.03
Interest Rates Non-U.S.	353	(151,351)	(0.69)
Livestock	18	(2,085)	(0.01)
Metals	60	72,176	0.33
Softs	162	208,407	0.95

Total futures contracts purchased		590,230	2.69

Futures Contracts Sold
Currencies	53	(43,925)	(0.20)
Energy	84	(174,259)	(0.80)
Grains	51	(43,825)	(0.20)
Indices	249	3,481	0.02
Interest Rates U.S.	2	375	0.00 *
Interest Rates Non-U.S.	159	84,242	0.39
Livestock	11	(12,300)	(0.06)
Metals	3	(441)	(0.00)*
Softs	38	(112,457)	(0.51)

Total futures contracts sold		(299,109)	(1.36)

Net unrealized appreciation on open futures contracts		$291,121	1.33%

* Due to rounding.

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Investment Income:
Interest income	$3,103	$110,267	$59,482	$298,782
Interest income allocated from the Funds	-	-	-	78,975

Total investment income	3,103	110,267	59,482	377,757

Expenses:
Expenses allocated from the Funds	-	-	-	85,308
Clearing fees related to direct investments	18,200	58,684	95,915	142,963
Ongoing selling agent fees	40,603	123,467	238,362	395,902
Management fees	34,750	69,560	123,425	224,697
General Partner fees	35,701	62,055	134,908	199,430
Incentive fees	74,413	-	74,664	(48,436)
Professional fees	29,836	74,916	100,399	244,202

Total expenses	233,503	388,682	767,673	1,244,066

Net investment loss	(230,400)	(278,415)	(708,191)	(866,309)

Trading Results:
Net gains (losses) on trading of commodity interests and investment in the Funds:
Net realized gains (losses) on closed contracts	370,352	787,650	(863,623)	711,997
Net realized gains (losses) on closed contracts allocated from the Funds	-	-	-	197,738
Net change in unrealized gains (losses) on open contracts	516,347	(348,120)	189,281	56,876
Net change in unrealized gains (losses) on open contracts allocated from the Funds	-	-	-	47,655

Total trading results	886,699	439,530	(674,342)	1,014,266

Net income (loss)	$656,299	$161,115	$(1,382,533)	$147,957

Net income (loss) per Redeemable Unit*:
Class A	$44.82	$7.47	$(69.57)	$9.62

Class Z	$41.06	$11.28	$(47.55)	$22.89

Weighted average Redeemable Units outstanding:
Class A	15,020.1087	21,095.0010	16,800.7386	22,786.2310

Class Z	290.9290	290.9290	290.9290	352.3937

*  Represents the change in net asset value per Redeemable Unit during the period.

See accompanying notes to financial statements.

Emerging CTA Portfolio L.P.

Statements of Changes in Partners’ Capital

For the Three and Nine Months Ended September 30, 2020 and 2019

(Unaudited)

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2018	$29,455,757	25,573.0000	$402,916	417.9500	$29,858,673	25,990.9500
Redemptions - General Partner	-	-	(121,996)	(127.0210)	(121,996)	(127.0210)
Redemptions - Limited Partners	(5,924,238)	(5,190.4710)	-	-	(5,924,238)	(5,190.4710)
Net income (loss)	141,754	-	6,203	-	147,957	-

Partners’ Capital, September 30, 2019	$23,673,273	20,382.5290	$287,123	290.9290	$23,960,396	20,673.4580

Partners’ Capital, June 30, 2019	$24,735,125	21,434.5300	$283,842	290.9290	$25,018,967	21,725.4590
Redemptions - Limited Partners	(1,219,686)	(1,052.0010)	-	-	(1,219,686)	(1,052.0010)
Net income (loss)	157,834	-	3,281	-	161,115	-

Partners’ Capital, September 30, 2019	$23,673,273	20,382.5290	$287,123	290.9290	$23,960,396	20,673.4580

	Class A		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital, December 31, 2019	$21,616,191	18,649.8510	$287,984	290.9290	$21,904,175	18,940.7800
Redemptions - Limited Partners	(5,629,828)	(5,232.7990)	-	-	(5,629,828)	(5,232.7990)
Net income (loss)	(1,368,699)	-	(13,834)	-	(1,382,533)	-

Partners’ Capital, September 30, 2020	$14,617,664	13,417.0520	$274,150	290.9290	$14,891,814	13,707.9810

Partners’ Capital, June 30, 2020	$16,534,877	15,827.9510	$262,205	290.9290	$16,797,082	16,118.8800
Redemptions - Limited Partners	(2,561,567)	(2,410.8990)	-	-	(2,561,567)	(2,410.8990)
Net income (loss)	644,354	-	11,945	-	656,299	-

Partners’ Capital, September 30, 2020	$14,617,664	13,417.0520	$274,150	290.9290	$14,891,814	13,707.9810

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

During the reporting periods ended September 30, 2020 and 2019, the Partnership’s/Funds’ commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank, N.A. (“JPMorgan”) was also a foreign exchange forward contract counterparty for SECOR Master.

As of September 1, 2011, the Partnership began offering three classes of limited partnership interests: Class A Redeemable Units, Class D Redeemable Units and Class Z Redeemable Units; each of which will be referred to as a “Class” and collectively referred to as the “Classes.” All Redeemable Units issued prior to September 1, 2011 were deemed “Class A Redeemable Units.” The rights, liabilities, risks, and fees associated with investment in the Class A Redeemable Units were not changed. Class A Redeemable Units and Class D Redeemable Units are available to taxable U.S. individuals and institutions, U.S. tax exempt individuals and institutions and non-U.S. investors. Class Z Redeemable Units are offered to certain employees of Morgan Stanley and its subsidiaries (and their family members). The Class of Redeemable Units that a limited partner of the Partnership receives upon subscription will generally depend upon the amount invested in the Partnership or the status of the limited partner, although the General Partner may determine to offer a particular Class of Redeemable Units to investors at its discretion. Class Z Redeemable Units were first issued on July 1, 2017. As of September 30, 2020, there were no Redeemable Units outstanding in Class D.

All trading decisions are made for the Partnership by its trading advisors (each, an “Advisor” and together, the “Advisors”). As of September 30, 2020, the Advisors are Katonah Capital Partners Management, LLC (“Katonah”) and DCM Systematic Advisors SA (“DCM”). Effective March 31, 2020, Independent View BV (“Independent View”) ceased to act as a commodity trading advisor to the Partnership. Effective June 30, 2019, SECOR Capital Advisors, LP (“SECOR”) ceased to act as a commodity trading advisor to the Partnership. Effective April 3, 2019, AE Capital PTY Limited (“AE Capital”) ceased to act as a commodity trading advisor to the Partnership. Effective March 31, 2019, Harbour Square Capital Management LLC (“Harbour Square”) ceased to act as a commodity trading advisor to the Partnership. References herein to the “Advisors” may also include, as relevant, references to SECOR, AE Capital, Harbour Square and Independent View. Each Advisor is allocated a portion of the Partnership’s assets to manage. The Partnership invests the portion of its assets allocated to each of Katonah and DCM directly through individually managed accounts. In prior periods, the Partnership also invested the portion of its assets allocated to each of the other Advisors either directly, through individually managed accounts, or indirectly, through investments in the Funds. In addition, the General Partner may allocate the Partnership’s assets to additional non-major trading advisors (i.e. commodity trading advisors allocated less than 10% of the Partnership’s assets). Information about advisors allocated less than 10% of the Partnership’s assets may not be disclosed. The General Partner may also allocate less than 10% of the Partnership’s assets to a new trading advisor or another trading program of a current Advisor. The Advisors are not affiliated with one another, are not affiliated with the General Partner, MS&Co. or JPMorgan, and are not responsible for the organization or operation of the Partnership.

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

On June 4, 2020, the Partnership allocated a portion of its assets to DCM, which trades the assets pursuant to DCM’s Diversified Alpha Program through a managed account in the Partnership’s name. The General Partner and DCM have agreed that DCM will trade the Partnership’s assets allocated to DCM at a level that is 2.0 times the amount of the assets allocated.

Prior to Independent View’s termination effective March 31, 2020, the assets allocated to it had been traded directly pursuant to its IV Quantitative Futures Fund Program through a managed account in the Partnership’s name.

The Partnership has, and (prior to their respective terminations), SECOR Master Fund L.P. (“SECOR Master”) and CMF AE Capital Master Fund LLC (“AE Capital Master”) had, entered into futures brokerage account agreements and foreign exchange brokerage account agreements with MS&Co. Prior to its termination, CMF Harbour Square Master Fund LLC (“Harbour Square Master”) had entered into a futures brokerage account agreement with MS&Co. References herein to “Funds” may include as relevant, reference to, AE Capital Master, Harbour Square Master and SECOR Master. The Partnership pays, and through its investment in the Funds, paid, MS&Co. (or will reimburse MS&Co. if previously paid) its allocable share of all trading fees for the clearing and, where applicable, execution of transactions as well as exchange, user, give-up, floor brokerage and National Futures Association fees (collectively, “clearing fees”).

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

The Partnership has entered into a selling agreement with Morgan Stanley Smith Barney LLC, doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”) (the “Selling Agreement”). Under the Selling Agreement, during the period covered by this report, the Partnership paid Morgan Stanley Wealth Management a monthly ongoing selling agent fee. Effective July 1, 2020, the ongoing selling agent fee the Partnership paid to Morgan Stanley Wealth Management was reduced for Class A Redeemable Unit holders from an annual rate of 2.00% of the adjusted net assets of Class A Redeemable Units to an annual rate of 1.00% of the adjusted net assets of Class A Redeemable Units. Under the Selling Agreement, the Partnership also pays Morgan Stanley Wealth Management 0.75% per year of adjusted month-end net assets for Class D Redeemable Units. Morgan Stanley Wealth Management pays a portion of its ongoing selling agent fees to properly registered or exempted financial advisors who have sold Class A Redeemable Units and Class D Redeemable Units. Class Z Redeemable Units are not subject to an ongoing selling agent fee.

Effective July 1, 2020, the monthly General Partner fee was reduced for all limited partners from an annual rate of 1.00% of month-end adjusted net assets per Class to an annual rate of 0.875% of month-end adjusted net assets per Class.

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

The financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2020 and the results of its operations and changes in partners’ capital for the three and nine months ended September 30, 2020 and 2019. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2019. The December 31, 2019 information has been derived from the audited financial statements as of and for the year ended December 31, 2019.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended September 30, 2020 and 2019, the Partnership carried no debt and all of the Partnership’s and the Funds’ investments were carried at fair value and classified as Level 1 or Level 2 measurements.

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

Partnership’s Cash. The Partnership’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At September 30, 2020 and December 31, 2019, the amount of cash held for margin requirements was $3,009,053 and $4,003,185, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Partnership’s restricted and unrestricted cash includes cash denominated in foreign currencies of $(134,222) (proceeds of $129,462) and $233,300 (cost of $234,052) as of September 30, 2020 and December 31, 2019, respectively.

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

3.	Financial Highlights:

Financial highlights for the limited partner Classes as a whole for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Class A	Class Z	Class A	Class Z	Class A	Class Z	Class A	Class Z
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$59.95	$52.02	$20.58	$17.43	$(27.84)	$(23.25)	$47.37	$40.20
Net investment loss	(15.13)	(10.96)	(13.11)	(6.15)	(41.73)	(24.30)	(37.75)	(17.31)

Increase (decrease) for the period	44.82	41.06	7.47	11.28	(69.57)	(47.55)	9.62	22.89
Net asset value per Redeemable Unit, beginning of period	1,044.66	901.27	1,153.98	975.64	1,159.05	989.88	1,151.83	964.03

Net asset value per Redeemable Unit, end of period	$1,089.48	$942.33	$1,161.45	$986.92	$1,089.48	$942.33	$1,161.45	$986.92

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Class A	Class Z	Class A	Class Z	Class A	Class Z	Class A	Class Z
Ratios to Average Limited Partners’ Capital:**
Net investment loss***	(4.5)%	(3.3)%	(4.5)%	(2.5)%	(5.0)%	(3.3)%	(4.5)%	(2.4)%

Operating expenses	4.0%	2.9%	6.3%	4.3%	5.1%	3.2%	6.6%	4.5%
Incentive fees	0.5%	0.5%	-%	-%	0.4%	0.5%	(0.2)%	(0.2)%

Total expenses	4.5%	3.4%	6.3%	4.3%	5.5%	3.7%	6.4%	4.3%

Total return:
Total return before incentive fees	4.8%	5.0%	0.6%	1.2%	(5.6)%	(4.4)%	0.7%	2.2%
Incentive fees	(0.5)%	(0.4)%	-%	-%	(0.4)%	(0.4)%	0.1%	0.2%

Total return after incentive fees	4.3%	4.6%	0.6%	1.2%	(6.0)%	(4.8)%	0.8%	2.4%

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

All of the commodity interests owned by the Partnership are held for trading purposes. All of the commodity interests owned by the Funds were held for trading purposes. The monthly average number of futures contracts traded directly by the Partnership during the three months ended September 30, 2020 and 2019 was 1,553 and 2,508, respectively. The monthly average number of futures contracts traded directly by the Partnership during the nine months ended September 30, 2020 and 2019 was 1,299 and 2,241, respectively.

Trading and transaction fees are based on the number of trades executed by the Advisors and were based on the Partnership’s percentage ownership of each respective Fund.

All clearing fees paid to MS&Co. are borne directly by the Partnership for its direct trading. In addition, clearing fees were borne by the Funds and allocated to the Funds’ limited partners/members, including the Partnership.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Partnership’s derivatives and their offsetting subject to master netting agreements or similar arrangements as of September 30, 2020 and December 31, 2019, respectively.

September 30, 2020	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received/ Pledged*
Assets
Futures	$1,164,394	$(679,984)	$484,410	$-	$-	$484,410

Total assets	$1,164,394	$(679,984)	$484,410	$-	$-	$484,410

Liabilities
Futures	$(679,984)	$679,984	$-	$-	$-	$-

Total liabilities	$(679,984)	$679,984	$-	$-	$-	$-

Net fair value						$484,410	*

December 31, 2019	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received/ Pledged*
Assets
Futures	$1,147,042	$(855,921)	$291,121	$-	$-	$291,121

Total assets	$1,147,042	$(855,921)	$291,121	$-	$-	$291,121

Liabilities
Futures	$(855,921)	$855,921	$-	$-	$-	$-

Total liabilities	$(855,921)	$855,921	$-	$-	$-	$-

Net fair value						$291,121	*

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

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures contracts held directly by the Partnership as separate assets and liabilities as of September 30, 2020 and December 31, 2019, respectively.

Assets	September 30, 2020
Futures Contracts
Currencies	$102,334
Energy	247,271
Grains	367,021
Indices	297,350
Interest Rates U.S.	33,515
Interest Rates Non-U.S.	86,906
Metals	29,762
Softs	235

Total unrealized appreciation on open futures contracts	1,164,394

Liabilities
Futures Contracts
Currencies	(36,972)
Energy	(90,008)
Grains	(382,736)
Indices	(58,993)
Interest Rates U.S.	(718)
Interest Rates Non-U.S.	(51,624)
Metals	(50,132)
Softs	(8,801)

Total unrealized depreciation on open futures contracts	(679,984)

Net unrealized appreciation on open futures contracts	$484,410 *

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

Assets	December 31, 2019
Futures Contracts
Currencies	$426,287
Energy	93,445
Grains	108,711
Indices	67,499
Interest Rates U.S.	32,868
Interest Rates Non-U.S.	94,991
Livestock	2,930
Metals	82,332
Softs	237,979

Total unrealized appreciation on open futures contracts	1,147,042

Liabilities
Futures Contracts
Currencies	(48,483)
Energy	(193,400)
Grains	(53,499)
Indices	(203,560)
Interest Rates U.S.	(24,938)
Interest Rates Non-U.S.	(162,100)
Livestock	(17,315)
Metals	(10,597)
Softs	(142,029)

Total unrealized depreciation on open futures contracts	(855,921)

Net unrealized appreciation on open futures contracts	$291,121 *

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

The following table indicates the trading gains and losses, by market sector, on derivative instruments traded directly by the Partnership for the three and nine months ended September 30, 2020 and 2019, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
Sector	2020	2019	2020	2019
Currencies	$379,809	$(915,087)	$(532,945)	$(772,203)
Energy	17,849	175,781	236,561	(78,964)
Grains	(126,933)	(73,697)	(284,841)	(553,595)
Indices	319,115	345,243	(1,575,999)	(38,089)
Interest Rates U.S.	48,746	474,420	1,420,244	1,433,600
Interest Rates Non-U.S.	71,311	(108,602)	395,508	291,762
Livestock	-	2,982	(138,937)	(74,398)
Metals	191,324	516,133	(41,283)	747,131
Softs	(14,522)	22,357	(152,650)	(186,371)

Total	$886,699 **	$439,530 **	$(674,342)**	$768,873 **

**	This amount is included in “Total trading results” in the Statements of Income and Expenses.

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

5.	Fair Value Measurements:

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

The Partnership considers, and the Funds considered, prices for commodity futures, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of September 30, 2020 and December 31, 2019 and for the periods ended September 30, 2020 and 2019, the Partnership did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

September 30, 2020	Total	Level 1	Level 2	Level 3
Assets
Futures	$1,164,394	$1,164,394	$-	$-

Total assets	$1,164,394	$1,164,394	$-	$-

Liabilities
Futures	$679,984	$679,984	$-	$-

Total liabilities	$679,984	$679,984	$-	$-

December 31, 2019	Total	Level 1	Level 2	Level 3
Assets
Futures	$1,147,042	$1,147,042	$-	$-

Total assets	$1,147,042	$1,147,042	$-	$-

Liabilities
Futures	$855,921	$855,921	$-	$-

Total liabilities	$855,921	$855,921	$-	$-

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

6.	Investment in the Funds:

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

The General Partner is not aware of any other material changes to any of the trading programs discussed above or in Note 1, “Organization” during the fiscal quarter ended September 30, 2020.

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

Emerging CTA Portfolio L.P.

Notes to Financial Statements

(Unaudited)

Summarized information reflecting the Partnership’s investments in and the Partnership’s pro-rata share of the results of operations of the Funds is shown in the following tables:

	December 31, 2019		For the nine months ended September 30, 2019
Funds	% of Partners’ Capital	Fair Value	Income (Loss)	Expenses		Net Income (Loss)	Investment Objective	Redemptions Permitted
				Clearing Fees	Professional Fees
SECOR Master (a)	-%	$-	$352,502	$56,216	$4,201	$292,085	Commodity Portfolio	Monthly
Harbour Square Master (b)	-%	-	56,578	3,271	11,879	41,428	Commodity Portfolio	Monthly
AE Capital Master (c)	-%	-	(84,712)	5,155	4,586	(94,453)	Commodity Portfolio	Monthly

Total		$-	$324,368	$64,642	$20,666	$239,060

(a) From January 1, 2019 through June 30, 2019, the date the Partnership fully redeemed its investment in SECOR Master.

(b) From January 1, 2019 through March 31, 2019, the date the Partnership fully redeemed its investment in Harbour Square Master.

(c) From January 1, 2019 through April 30, 2019, the date the Partnership fully redeemed its investment in AE Capital Master.

7.	Financial Instrument Risks:

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

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. Its assets are its (i) equity in trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options purchased at fair value and investment in U.S. Treasury bills at fair value, if applicable and (ii) interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its direct investments and may have resulted in substantial losses to the Partnership through its investment in the Funds. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2020.

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

For the nine months ended September 30, 2020, Partnership capital decreased 32.0% from $21,904,175 to $14,891,814. This decrease was attributable to redemptions of 5,232.7990 Class A limited partner Redeemable Units totaling $5,629,828 and a net loss of $1,382,533. Future redemptions can impact the amount of funds available for investment in subsequent periods.

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

Results of Operations

During the Partnership’s third quarter of 2020, the net asset value per Class A Redeemable Unit increased 4.3% from $1,044.66 to $1,089.48, as compared to an increase of 0.6% in the third quarter of 2019. During the Partnership’s third quarter of 2020 the net asset value per Class Z Redeemable Unit increased 4.6% from $901.27 to $942.33, as compared to an increase of 1.2% in the third quarter of 2019. The Partnership experienced a net trading gain before fees and expenses in the third quarter of 2020 of $886,699. Gains were primarily attributable to the Partnership’s trading of commodity futures in currencies, energy, indices, U.S. and non-U.S. interest rates and metals and were partially offset by losses in grains and softs. The Partnership experienced a net trading gain before fees and expenses in the third quarter of 2019 of $439,530. Gains were primarily attributable to the Partnership’s trading of commodity futures in energy, indices, U.S. interest rates, livestock, metals and softs and were partially offset by losses in currencies, grains and non-U.S. interest rates.

The Partnership’s most notable gains during the quarter were recorded within the currency sector during July from long positions in the euro, New Zealand dollar, and Canadian dollar versus the U.S. dollar as the relative value of the U.S. currency decreased amid weak economic data. Additional currency gains were achieved during September from short positions in the Australian dollar versus the U.S. dollar as the value of the U.S. dollar strengthened as investors became more risk averse. Gains in the global stock index sector were achieved from tactical relative-value positioning in U.S. volatility index futures as volatility in U.S. equity indices fluctuated amid numerous geopolitical events. Gains within the metals complex were recorded during July from long positions in precious metals as prices were buoyed by safe-haven demand. Within the global interest rate sector, gains were achieved primarily during September from long positions in U.S. and Australian fixed income futures as growing uncertainty over the strength of the global economy pushed investor demand for safe-haven assets. Gains in the energy sector were experienced during September from short positions in Brent crude oil futures as prices declined amid speculation of falling global energy demand. The Partnership’s overall trading gains for the quarter were partially offset by trading losses in the agricultural markets during July and September from short futures positions in soybean products as prices rose amid increased demand from China.

During the Partnership’s nine months ended September 30, 2020, the net asset value per Class A Redeemable Unit decreased 6.0% from $1,159.05 to $1,089.48 as compared to an increase of 0.8% in the nine months ended September 30, 2019. During the Partnership’s nine months ended September 30, 2020, the net asset value per Class Z Redeemable Unit decreased 4.8% from $989.88 to $942.33, as compared to an increase of 2.4% in the nine months ended September 30, 2019. The Partnership experienced a net trading loss before fees and expenses in the nine months ended September 30, 2020 of $674,342. Losses were primarily attributable to the Partnership’s trading of commodity futures in currencies, grains, indices, livestock, metals and softs and were partially offset by gains in energy and U.S. and non-U.S. interest rates. The Partnership experienced a net trading gain before fees and expenses in the nine months ended September 30, 2019 of $1,014,266. Gains were primarily attributable to the Partnership’s/Funds’ trading of commodity futures in indices, U.S. and non-U.S. interest rates and metals and were partially offset by losses in currencies, energy, grains, livestock and softs.

The Partnership’s most significant losses during the first three quarters of the year were incurred throughout the second quarter from short U.S. and European equity index futures positions as prices increased following positive sentiment attributed to easing quarantine restrictions and a pickup in economic activity. Further losses in this sector were recorded from long positions in European and U.S. equity index futures during January. Losses within the agriculturals were experienced during January through March from long positions in soybean futures as prices fell. Further losses in this sector were experienced during the first quarter from long positions in livestock futures as prices decreased on the expectations of limited demand. During July and September, additional losses in this sector were recorded from short futures positions in soybean products as prices rose amid increased demand from China. In the currency sector, losses were recorded primarily during the first quarter from long positions in the Australian and New Zealand dollar versus the U.S. dollar as investors shifted from commodity-linked currencies to safe-haven currencies. Smaller losses were incurred from short euro, Canadian dollar, and Australian dollar positions during April. In the metals complex, losses were incurred primarily during February and March from long futures positions in silver as prices decreased amid investor liquidity needs and diminished industrial demand. A portion of the Partnership’s losses for the first nine months of the year was offset by trading gains within the global interest rate sector during the first quarter from long positions in U.S. and non-U.S. fixed income futures as prices advanced amid speculation that a worsening coronavirus outbreak would perpetuate looser central bank policies. Additional gains in this sector were achieved during September from long positions in U.S. and Australian fixed income futures as growing uncertainty over the strength of the global economy pushed investor demand for safe-haven assets. Within the energy complex, gains were experienced throughout the first quarter, as well as during September, from short crude oil futures positions as investors speculated supply would outstrip demand, pushing prices lower.

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

Interest income on 100% of the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of a Fund’s) brokerage account at MS&Co. during each month is (or was with respect to the Funds) earned at the monthly average of the 4-week U.S. Treasury bill discount rate. For the avoidance of doubt, the Partnership will not and the Funds did not receive interest on amounts in the futures brokerage account that are (were) committed to margin. Any interest earned on the Partnership’s and/or each Fund’s account in excess of the amounts described above, if any, will be (or was with respect to the Funds) retained by MS&Co. and/or shared with the General Partner. All interest earned on U.S. Treasury bills and money market mutual fund securities will be (or was with respect to the Funds) retained by the Partnership and/or the Funds, as applicable. Any interest income earned on collateral or excess cash deposited by SECOR Master and held by JPMorgan in its capacity as SECOR Master’s forward foreign currency counterparty was retained by SECOR Master, and the Partnership received its allocable portion of such interest from SECOR Master. Interest income for the three and nine months ended September 30, 2020 decreased by $107,164 and $318,275, respectively, as compared to the corresponding periods in 2019. The decrease in interest income was primarily due to lower 4-week U.S. Treasury bill discount rates along with lower average daily equity during the three and nine months ended September 30, 2020 as compared to the corresponding periods in 2019. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depended upon (1) the average daily equity maintained in cash in the Partnership’s and/or the applicable Fund’s accounts, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Funds and (3) interest rates over which none of the Partnership, the Funds, MS&Co. or JPMorgan has or had control.

Certain clearing fees are based on the number of trades executed by the Advisors for the Partnership/Funds. Accordingly, they must be compared in relation to the number of trades executed during the period. Clearing fees related to direct investments for the three and nine months ended September 30, 2020 decreased by $40,484 and $47,048, respectively, as compared to the corresponding periods in 2019. The change in these clearing fees was primarily due to a decrease in the number of direct trades made by the Partnership during the three and nine months ended September 30, 2020 as compared to the corresponding periods in 2019.

Ongoing selling agent fees are calculated as a percentage of the Partnership’s adjusted net asset value of Class A Redeemable Units as of the end of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. Ongoing selling agent fees for the three and nine months ended September 30, 2020 decreased by $82,864 and $157,540, respectively, as compared to the corresponding periods in 2019. The decrease was due to lower average net assets attributable to Class A Redeemable Units during the three and nine months ended September 30, 2020 as compared to the corresponding periods in 2019, as well as a reduction in the ongoing selling agent fee rate from 1/12 of 2.00% to 1/12 of 1.00% for Class A Redeemable Units effective July 1, 2020.

Management fees are calculated as a percentage of the Partnership’s adjusted net assets per Class as of the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. Management fees for the three and nine months ended September 30, 2020 decreased by $34,810 and $101,272, respectively, as compared to the corresponding periods in 2019. The decrease in management fees was due to lower average net assets per Class during the three and nine months ended September 30 2020 as compared to the corresponding periods in 2019.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisors, (ii) allocating and reallocating the Partnership’s assets among the commodity trading advisors and (iii) monitoring the activities of the commodity trading advisors. These fees are calculated as a percentage of the Partnership’s adjusted net assets per Class as of the last day of each month and are affected by trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in monthly net asset values. General Partner fees for the three and nine months ended September 30, 2020 decreased by $26,354 and $64,522, respectively, as compared to the corresponding periods in 2019. The decrease in General Partner fees was due to lower average net assets per Class during the three and nine months ended September 30, 2020 as compared to the corresponding periods in 2019, as well as a reduction in the General Partner fee rate from 1/12 of 1.00% to 1/12 of 0.875% effective July 1, 2020.

Incentive fees paid by the Partnership to the Advisors are based on the new trading profits generated by each Advisor at the end of the quarter, half-year or year, as applicable, as defined in the respective management agreements among the Partnership, the General Partner and each Advisor. Trading performance for the three and nine months ended September 30, 2020 resulted in incentive fees of $74,413 and $74,664, respectively. Trading performance for the three months ended September 30, 2019 did not result in any incentive fees. Trading performance for the nine months ended September 30, 2019 resulted in a reversal of incentive fees of $48,436. To the extent an Advisor incurs a loss for the Partnership, the Advisor will not be paid incentive fees until such Advisor recovers any net loss incurred by the Advisor and earns additional new trading profits for the Partnership.

The General Partner is also paid an incentive fee payable annually equal to 5% of the Partnership’s overall New Trading Profits, as defined in the Partnership’s limited partnership agreement, as may be amended from time to time, earned in each calendar year. Trading performance for the three and nine months ended September 30, 2020 and 2019 did not result in any General Partner incentive fees.

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

As of September 30, 2020 and June 30, 2020, the Partnership’s assets were allocated among the Advisors in the following approximate percentages:

Advisor	September 30, 2020	September 30, 2020 (percentage of Partners’ Capital)	June 30, 2020	June 30, 2020 (percentage of Partners’ Capital)
Katonah	$6,138,502	41%	$6,794,912	40%
DCM	$8,753,312	59%	$10,002,170	60%

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. The trading Value at Risk tables reflect the market sensitive instruments held by the Partnership directly as of September 30, 2020 and December 31, 2019. There has been no material change in the trading Value at Risk, non-trading risk and risk management information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019.

The following tables indicate the trading Value at Risk associated with the Partnership’s direct investments as of September 30, 2020 and December 31, 2019 and the highest, lowest and average values during the three months ended September 30, 2020 and the twelve months ended December 31, 2019. All open contracts trading risk exposures have been included in calculating the figures set forth below.

As of September 30, 2020, the Partnership’s total capitalization was $14,891,814.

	September 30, 2020
			Three Months Ended September 30, 2020
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$389,895	2.62%	$542,273	$306,123	$427,369
Energy	564,029	3.79	1,180,522	167,306	887,824
Grains	128,152	0.86	168,319	66,734	129,792
Indices	923,455	6.20	1,428,734	637,695	1,005,499
Interest Rates U.S.	301,895	2.03	328,801	244,464	285,594
Interest Rates Non-U.S.	513,821	3.45	910,649	469,892	700,626
Metals	173,393	1.16	233,178	114,785	159,358
Softs	14,412	0.10	40,343	11,000	26,318

Total	$3,009,052	20.21%

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2020 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

On December 20, 2016, MS&Co. consented to and became the subject of an order by the SEC in connection with allegations that MS&Co. willfully violated Sections 15(c)(3) and 17(a)(1) of the Exchange Act and Rules 15c3-3(e), 17a-5(a), and 17a-5(d) thereunder, by inaccurately calculating its Reserve Account requirement under Rule 15c3-3 by including margin loans to an affiliate in its calculations, which resulted in making inaccurate records and submitting inaccurate reports to the SEC. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, MS&Co. consented to a cease and desist order, a censure, and a civil monetary penalty of $7.5 million.

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

On September 30, 2020, the SEC entered into a settlement order with MS&Co. settling an administrative action which relates to MS&Co.’s violations of the order marking requirements of Regulation SHO of the Exchange Act resulting from its improper use of aggregation units in structuring MS&Co.’s equity swaps business. The order found that MS&Co. improperly operated its equity swaps business without netting certain “long” and “short” positions as required by Rule 200(c) of Regulation SHO. The order found that the long exposure to an equity security (the “Long Unit”) and the short exposure to an equity security (the “Short Unit”) were not independent from one another and did not have separate trading strategies or objectives without regard to each other, and that the Long and Short Units were not eligible for the exception in Rule 200(f) of Regulation SHO. The order found that MS&Co. willfully violated Section 200(g) of Regulation SHO. MS&Co. consented, without admitting or denying the findings and without adjudication of any issue of law or fact, to a censure; to cease and desist from committing or causing future violations; to pay a civil penalty of $5 million; and to comply with the undertaking enumerated in the order.

Civil Litigation

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap (“CDS”) referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co knew that the assets backing the CDO were of poor quality when it entered into the CDS with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the CDS, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied MS&Co.’s motion to dismiss the complaint. On June 27, 2018, MS&Co. filed a motion for summary judgment and spoliation sanctions against CDIB. On December 21, 2018, the court denied MS&Co.’s motion for summary judgment and granted in part MS&Co.’s motion for sanctions relating to spoliation of evidence. On January 24, 2019, CDIB filed a notice of appeal from the court’s December 21, 2018 order, and on January 25, 2019, MS&Co. filed a notice of appeal from the same order. On March 7, 2019, the court denied the relief that CDIB sought in a motion to clarify and resettle the portion of the court’s December 21, 2018 order granting spoliation sanctions. On May 21, 2020, the Appellate Division, First Department (“First Department”) modified the Supreme Court of NY’s order to deny MS&Co.’s motion for summary judgment. On June 19, 2020, MS&Co. moved for leave to appeal the First Department’s decision to the New York Court of Appeals, which the First Department denied on July 24, 2020. Based on currently available information, MS&Co. believes it could incur a loss in this action of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

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

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and under Part II, Item 1A. “Risk Factors.” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended September 30, 2020, there were no additional subscriptions of Redeemable Units. Redeemable Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. Redeemable Units are purchased by accredited investors as defined in Regulation D. In determining the applicability of the exemption, the General Partner relies on the fact that Redeemable Units are purchased by accredited investors in a private offering.

Proceeds from the sale of Redeemable Units are used in the trading of commodity interests including futures, option, forward and swap contracts.

The following chart sets forth the purchases of limited partner Redeemable Units by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2020 - July 31, 2020	690.1720	$1,055.28	N/A	N/A
August 1, 2020 - August 31, 2020	1,043.1830	$1,049.74	N/A	N/A
September 1, 2020 - September 30, 2020	677.5440	$1,089.48	N/A	N/A
	2,410.8990	$1,062.49

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

Certain impacts to public health conditions particular to the coronavirus (COVID-19) outbreak that occurred after December 31, 2019 could impact the operations and financial performance of the Partnership investments subsequent to September 30, 2020. The extent of the impact to the financial performance of the Partnership investments will depend on future developments, including (i) the duration and spread of the outbreak, (ii) the restrictions and advisories, (iii) the effects on the financial markets, and (iv) the effects on the economy overall, all of which are highly uncertain and cannot be predicted. If the financial performance of the Partnership investments is impacted because of these factors for an extended period, the Partnership performance may be adversely affected.

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

Date: November 12, 2020

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director (Principal Accounting Officer)

Date: November 12, 2020

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.